Form 10QSB
period 1995-04-30
WASTE TECHNOLOGY CORP
filed 1995-06-13
CIK 781902

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

(Mark One)
  X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  April 30, 1995

     Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from         to

                  Commission File Number 0-14443

                  WASTE TECHNOLOGY CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                             13-2842053

(State or Other Jurisdiction of       (I.R.S. Employer Incorporation or
        Organization)                       Identification No.)

                         5400 Rio Grande Avenue
                         Jacksonville, Florida         32254

          (Address of Principal Executive Offices)     (Zip Code)

                         (904)  355-5558

          (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed  by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.     Yes    X            No

     At April 30, 1995, Registrant had outstanding 1,931,551 shares of its Common Stock.

     Transitional small business disclosure format check one:

          Yes                 No    X

                     WASTE TECHNOLOGY CORP.

                        TABLE OF CONTENTS

                                                             PAGE

PART I.   FINANCIAL INFORMATION

     ITEM I.   FINANCIAL STATEMENTS

     o    Balance Sheets as of April 30, 1995                   3
          and October 31, 1994

     o    Statements of Income for the three months             5
          and six months ended April 30, 1995 and 1994

     o    Statements of Changes in Stockholders' Equity         7
          for the period from October 31, 1994 to
          April 30, 1995

     o    Statements of Cash Flows for the three                8
          and six months ended April 30, 1995 and 1994

     o    Notes to Financial Statements                        10


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

     o    Signatures                                           20

          WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                                   04/30/95   10/31/94
                                                  Unaudited

ASSETS

Current Assets:
  Cash and cash equivalents                        $516,308   $499,199
  Marketable securities                                 607        607
  Accounts receivable, net of allowance
    for doubtful accounts of $36,447              1,656,469  1,221,163
  Inventories                                     1,468,450  1,319,126
  Prepaid expense and sundry current
    assets                                           16,467     82,590
  Notes receivable, other                                 -          -

          Total current assets                    3,658,301  3,122,685

Investment                                                -     25,000

Property, plant and equipment at cost             1,376,205  1,362,515
  Less:  accumulated depreciation                   824,541    783,324

          Net property, plant & equipment           551,664    579,191

Real estate held for sale                           204,114    214,889

Other assets:
  Loan to joint venture, including
    accrued interest                                 99,840     99,840
  Goodwill, net of accumulated
    amortization of $20,043 and $17,933
    at 04/30/95 and 10/31/94                         64,346     66,456
  Non-competition covenants, net of
    accumulated amortization of $29,173
    and $25,005 at 04/30/95 and 10/31/94
    respectively                                      9,694     13,862
  Other intangible & sundry assets, net             157,599    146,017
  Notes receivable - director & legal
    counsel                                         434,898    425,052

          Total other assets                        766,377    751,227

          TOTAL ASSETS                           $5,180,456 $4,692,992



           WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                               04/30/95    10/31/94
                                               Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt          $404,059     $248,147
  Accounts payable                               333,017      263,555
  Accrued liabilities                            468,430      452,063
  Customer deposits                              212,730       57,633
  Notes payable                                        -       50,000

          Total current liabilities            1,418,236    1,071,398

Accrued legal fees - non-current                 434,898      425,052
Long-term debt                                   323,333      609,621
Capital lease obligation                               -            -
Minority interest in equity of subsidiary        472,754      429,684

          Total liabilities                    2,649,221    2,535,755

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized;
    2,263,314 shares issued and outstanding       22,634       22,634
  Preferred stock, par value $.0001,
    10,000 shares authorized, none issued
  Additional paid-in capital                   5,574,995    5,574,995
  Accumulated deficit                         (2,439,153)  (2,823,482)

                                               3,158,476    2,774,147

Less:  Treasury stock, 331,763 shares at cost    419,306      419,306
Less:  Note receivable from shareholder          207,935      197,604

          Total stockholders' equity           2,531,235    2,157,237

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $5,180,456   $4,692,992



               WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  UNAUDITED

Three months ended:                           04/30/95      04/30/94


Net Sales                                   $2,828,650     $2,063,111
  Cost of Sales                              1,849,447      1,245,159

Gross Profit                                   979,203        817,952

Operating Expenses:
  Selling                                      227,708        215,189
  General and Administrative                   326,174        220,720

    Total operating expenses                   553,882        435,909

Operating Income                               425,321        382,043

Other Income (Expenses):
  Interest and Dividends                        12,395         18,413
  Net gain on Disposal of Fixed Assets            (600)             -
  Other Income                                  13,159         11,323
  Charge for discontinued operations                 -              -
  Interest Expense                             (49,323)       (21,798)
  Other Expense                                (25,175)             -

    Total Other Income (Expenses)              (49,544)         7,938

Less minority interest in income of
  consolidated subsidiary                       39,807         51,498

Income before income taxes                     335,970        338,483

Income taxes                                    12,000         18,373

NET INCOME (LOSS)                              323,970        320,110


Earnings (loss) per share
Net income                                        0.16           0.16

Average number of shares outstanding         1,931,551      1,931,551


               WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  UNAUDITED

Six months ended:                       04/30/95       04/30/94

Net Sales                              $4,674,475     $3,985,133
  Cost of Sales                         3,102,632      2,481,386

Gross Profit                            1,571,843      1,503,747

Operating Expenses:

  Selling                                 435,727        397,610
  General and Administrative              639,789        615,869

    Total operating expenses            1,075,516      1,013,479

Operating Income                          496,327        490,268

Other Income (Expenses):
  Interest and Dividends                   26,371         19,472
  Net gain on Disposal of Fixed Assets        618              -
  Other Income                             25,841         13,920
  Charge for discontinued operations            -              -
  Interest Expense                        (81,583)       (48,661)
  Other Expense                           (25,175)             -

    Total Other Income (Expenses)         (53,928)       (15,269)

Less minority interest in income of
  consolidated subsidiary                  43,070         57,187

Income before income taxes                399,329        417,812

Income taxes                               15,000         29,067

NET INCOME (LOSS)                         384,329        388,745


Earnings (loss) per share
Net income                                   0.19           0.19

Average number of shares outstanding    1,931,551      1,931,551



                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    for the six months ended April 30, 1995


                                      Common Stock
                                Par Value $.01 Authorized
                                  25,000,000    Shares                               Treasury Stock
                                  ----------------------                             --------------------
                                    NUMBER                ADDITIONAL                 NUMBER                               TOTAL
                                  OF SHARES      PAR        PAID-IN    ACCUMULATED    OF                               STOCKHOLDERS'
                                   ISSUED       VALUE       CAPITAL      DEFICIT     SHARES       COST        OTHER       EQUITY
    Balance at October 31, 1993   2,248,314     22,484     5,551,145   (3,536,394)   331,763    (419,306)    (158,231)   1,459,698

Issuance of 15,000 shares
of common stock                      15,000        150       23,850            -           -           -            -       24,000

Adjustment of Note Receivable
  from shareholder as a
  reduction of stockholder's
  Equity                                  -          -            -            -           -           -      (39,373)     (39,373)
Net income                                -          -             -     712,912           -           -            -      712,912
                                 ----------   --------    ----------  -----------   --------   ---------    ---------   ----------
    Balance at October 31, 1994   2,263,314   $ 22,634    $5,574,995  $(2,823,482)   331,763   $(419,306)   $(197,604)  $2,157,237

Adjustment of Note Receivable
  from shareholder as a
  reduction of stockholder's
  equity                                                                                                      (10,331)     (10,331)
Net income                                -          -             -      384,329          -           -            -      384,329
                                 ----------   --------    ----------  -----------   --------   ---------    ---------   ----------
    Balance at April 30, 1995     2,263,314   $ 22,634    $5,574,995  $(2,439,153)   331,763   $(419,306)   $(207,935)  $2,531,235
                                 ==========   ========    ==========  ===========   ========   =========    =========   ==========



              WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW

For The Three Months Ended
                                                    04/30/95    04/30/94

Cash flow from operating activities:
Net income (loss)                                     323,970     320,110

Adjustments to reconcile net income to
net cash provided by operating activities:
Items not requiring (providing) cash included
in income:
 Depreciation and amortization                         28,639      22,588
 Minority interest in income of subsidiary             39,807      51,498

Changes in operating asssets and liabilities:
 (Increase)/decrease in accounts receivable          (435,202)   (368,473)
 (Increase)/decrease in inventories                    (6,445)   (202,266)
 (Increase)/decrease in prepaid expenses               16,193    (103,510)
 (Increase)/decrease in other assets                  (12,592)     (4,133)
 Increase/(decrease) in accounts payable              (73,370)    375,419
 Increase/(decrease) in accrued liabilities           105,970     (11,312)
 Increase/(decrease) in customer deposits              27,183     (31,960)

Total adjustments                                    (309,817)   (272,149)

Net cash (used in) operating activities                14,153      47,961

Cash flows from investing activities:
 (Additions) decreases in fixed assets                 (5,888)    (18,987)
 Increase/(Decrease) in marketable securities               -           -

Net cash provided by investing activities              (5,888)    (18,987)


Cash flows from financing activities:
 Increase/(decrease) in officer loans                       0      (9,840)
 Increase/(decrease) in long-term liabilities         (51,465)    (67,291)

Cash flows provided by (used in) financing
activities                                            (51,465)    (77,131)

Net increase (decrease) in cash                       (43,200)    (48,157)

Cash and cash equivalents at beginning of period      559,508     221,682

Cash and cash equivalents at end of period            516,308     173,525


Supplemental schedule of disclosure of cash flow
  information
Cash paid during period for:
  Interest                                             21,650      24,578
  Income taxes                                              0           0


              WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW

For The Six Months Ended
                                                       04/30/95     04/30/94

Cash flow from operating activities:
Net income (loss)                                        384,329      388,745

Adjustments to reconcile net income to
net cash provided by operating activities:
Items not requiring (providing) cash included
in income:
 Depreciation and amortization                            57,278       46,008
 Minority interest in income of subsidiary                43,070       57,187

Changes in operating asssets and liabilities:
 (Increase)/decrease in accounts receivable             (435,306)    (325,347)
 (Increase)/decrease in inventories                     (149,324)    (309,177)
 (Increase)/decrease in prepaid expenses                  66,123      (62,247)
 (Increase)/decrease in other assets                       4,017      (11,834)
 Increase/(decrease) in accounts payable                  69,462      627,360
 Increase/(decrease) in accrued liabilities               26,213      (86,880)
 Increase/(decrease) in customer deposits                155,097     (224,001)

Total adjustments                                       (163,370)    (288,931)

Net cash (used in) operating activities                  220,959       99,814


Cash flows from investing activities:
 (Additions) decreases in fixed assets                   (23,474)     (47,272)
 Increase/(Decrease) in marketable securities                  -            -

Net cash provided by investing activities                (23,474)     (47,272)

Cash flows from financing activities:
 Increase/(decrease) in officer loans                    (50,000)      (9,728)
 Increase/(decrease) in long-term liabilities           (130,376)     (67,291)

Cash flows provided by (used in) financing
activities                                              (180,376)     (77,019)

Net increase (decrease) in cash                           17,109      (24,477)

Cash and cash equivalents at beginning of period         499,199      198,002

Cash and cash equivalents at end of period               516,308      173,525


Supplemental schedule of disclosure of cash flow
  information
Cash paid during period for:
  Interest                                                43,772       48,572
  Income taxes                                            40,000       12,572

            WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES:

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany balances and material intercompany transactions have been eliminated in consolidation.

Description of the Business

     The Company is a manufacturer of baling machines which utilize mechanical, hydraulic and electrical mechanisms to compress a variety of waste materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills, tire manufacturers and paper recycling facilities throughout the United States, the Far East and South America.

Minority Interest

     The Company owns 85.8% of the outstanding shares of the

subsidiary International Baler Corp. as of April 30, 1995. The parent company theory has been applied in the presentation of the minority interest. Under the parent company theory, minority interest is separately stated as a liability on the consolidated balance sheet at an amount equal to the minority ownership percentage of the book value of the subsidiary's net assets. The minority interest in the consolidated income statement is equal to the minority ownership percentage of the subsidiary's realized net income or loss.

Inventories

     Inventories of the subsidiaries are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Depreciation

     The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight line method for financial reporting and accelerated ACRS and MACRS method for income tax purposes. There is no material timing difference affecting the income statement or balance sheet and therefore no deferred tax credits or charges have been accrued.

Cash and Equivalents

     The Company considers all highly liquid investments owned with an original maturity of three months or less when purchased to be a cash equivalent.

Goodwill

     Goodwill represents the excess of the cost of acquiring the net assets of Solid Waste and Recovery Systems, Inc. (Solid Waste) over the fair value of the net assets acquired (using the purchase method) at date of acquisition in 1990, and is being amortized on the straight-line method over a period of 20 years.

Patents

     Patents and patent rights are being amortized over a 17-year period using the straight-line method, and are carried at cost, less accumulated amortization. Amortization charged to operations for the three months ended April 30, 1995 and 1994 was $512 in each period.

Unamortized Noncompetition Covenant

     In 1990, The Company paid $50,000 to the previous owner of Solid Waste (Ted C. Flood, the President of the Company). The

covenant is being amortized over six years.

NOTE 2 - LOAN AND NOTES RECEIVABLE - OFFICER AND DIRECTOR:

     The Company had advanced $698,527 of which $487,039 was reserved by the Company, to Leslie N. Erber, its former Chairman and President. During 1993, Mr. Erber returned his 171,341 shares of Waste Technology stock and 163,450 shares of IBC stock in return for forgiveness of his outstanding balance. The shares received have been recorded as treasury shares.

     On April 12, 1990, four individuals, including Leslie N. Erber, Chairman of the Board and President of the Company and Morton S. Robson, Secretary and Director of the Company entered into an agreement with a group of dissident shareholders to purchase an aggregate of 294,182 shares at a purchase price of $1.00 per share. Leslie N. Erber and Morton S. Robson each purchased 134,591 shares of common stock and the other two individuals purchased an aggregate of 25,000 shares.

     On July 15, 1991 the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The financing of the transaction was paid with funds borrowed from the Company with the unanimous approval of the Company's Board of Directors. The four individuals executed promissory notes in favor of the Company payable in three annual installments due July 15, 1992-1994 plus accrued interest from July 15, 1991 at the rate of 9% per annum. Mr. Erber's promissory note was satisfied as described above. The Company has extended the initial installment date to July 15, 1995. The debt is collateralized by a lien on the 104,591 shares of the Company's common stock and a guarantee by Robson & Miller. In June 1992, 100,000 collateralized shares were sold for $2 per share and the officers applied the proceeds to their respective principal balances.

     The following represents an analysis of the notes receivable and accrued interest at April 30, 1995:

                              Accrued   Total     Net
                    Principal Interest  Note      Reserve   Total

Morton S. Robson    $448,364  $194,469  $642,833  $     -   $642,833
Howard Bodner         25,000    12,594    37,594   37,594          -
Jordon Erber          25,000    12,594    37,594   37,594          -
                    --------  --------  --------  -------   --------
                    $498,364  $219,657  $718,021  $75,188   $642,833

     The Company expects that a primary source for repayment of the above notes will be from the sale of the collateralized shares of the Company stock.


     The notes receivable from Mr. Robson are presented as long-term assets to the extent the Company owes accrued legal fees to Robson & Miller. The excess of notes receivable from Mr. Robson over amounts owed his law firm are presented as a reduction of equity.

NOTE 3 - INVENTORIES:

     Inventories consisted of:

     April 30, 1995

     Raw materials                      $  876,539
     Work in process                       402,579
     Finished goods                        189,332
                                        ----------
                                        $1,468,450

NOTE 4 - OTHER INVESTMENTS:

Real Estate Venture

     In December 1990, the Company formed a wholly-owned subsidiary, Waste Tech Real Estate Corp. ("WT Real Estate"), for the purpose of having that corporation enter into a joint venture with a non-affiliated company, Rock-Tech Realty Corp. ("RT"), to purchase a parcel of land in Far Rockaway, Queens, New York and to build residential single family homes on the property. RT had previously entered into a contract to purchase the property for $625,000, with $50,000 being paid on the execution of the contract and the balance to be paid $200,000 on closing and $375,000 by a purchase money mortgage to the seller. RT has assigned the contract to the joint venture.

     WT Real Estate has a twenty-one (21%) percent interest in the profits and losses of the joint venture. As of october 31, 1994, the Company had committed to fund up to $175,000 for its share of loans and loaned the sum of $166,980 to the joint venture on behalf of WT Real Estate. Management states that it does not believe that it will be required to advance funds in excess of such commitment. WT Real Estate has a mortgage lien on the property as collateral for all sums it advances to the joint venture except that mortgage shall be subordinated to any purchase money mortgage or construction loan mortgage. The Company is to receive interest at 10% per annum. As of April April 30, 1995 accrued interest in the amount of $51,032 is included in the total of $218,012. The Company has established a reserve of $118,172 as an estimate for potential uncollectible amounts.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:


     The following is a summary of property, plant and equipment - at cost, less accumulated depreciation:

          Land                                         $   75,000
          Buildings and improvements                      544,967
          Machinery and equipment                         599,266
          Vehicles                                        156,972
                                                       ----------
                                                       $1,376,205
          Less: accumulated depreciation                  824,541
                                                       ----------
                                                       $  551,664

     Depreciation expense charged to operations in the Second
Quarter was $25,500 and $23,100 in 1995 and 1994, respectively.

NOTE 6 - NOTES PAYABLE-OFFICER AND OTHER:

     A note was issued by Waste Technology to the father of the former owner of Ram and Eagle on August 10, 1991 in consideration of a loan in the amount of $150,000 carrying interest at 10% per annum, due November 10, 1991. In addition, 750 shares of stock were issued to the father of the former owner as additional consideration, which was treated as interest expense by the Company. On January 10, 1992, this Note was reduced to $100,000 due on March 10, 1992. On June 10, 1992, accrued interest was added to principal increasing the note to $103,500. The balance of the note at October 31, 1994 was $50,000 and was paid in full during the First Quarter 1995.

NOTE - 7 LONG-TERM DEBT:

     Long-term debt consists of the following at April 30, 1995:

     Term note payable to bank, at prime rate
     plus 1%,  due in equal monthly installments
     of $15,833, plus interest, through
     November 1, 1997                                    $513,333

     Note payable to bank, at prime rate plus 2.5%,
     due in equal monthly installments of $4,000,
     including interest, due in January 1996,
     collateralized by real estate with a net
     book value of $204,114                               205,579

     Present value of minimum capital lease
     obligation, net of $303 interest, due in 1995          8,480
                                                         --------
                                                          727,392


     Current maturities                                   404,059
                                                         --------
                                                         $323,333
                                                         ========

     The Term Note contains certain covenants for which the Company must, among other things, maintain specified levels of tangible net worth and working capital, and maintain a specified ratio of debt to tangible net worth and current ratio. The Company met the required covenants during 1994 and 1995 to date.

     The Company has pledged substantially all of its assets as collateral under the term loan agreement.

     Maturities of debt are as follows:

          Period Ending                 Aggregate
          April 30,                     Obligation

          1995                          $404,059
          1996                           190,000
          1997                           133,333
                                        --------
               Total                    $727,392
                                        ========

NOTE 8 - CONTINGENT LIABILITIES AND COMMITMENTS:

Litigation

     The Company is a defendant in a wrongful death action, whereby the complaint alleges that the plaintiff's decedent was injured while operating a baling machine during his employment and he died as a result of those injuries. Although the Company believes that it has no liabilities since the baler was sold many years ago, was modified by third parties without the knowledge of the Company and was improperly operated, it is not possible, at this time to preclude, absolutely, the possibility of a large award against the Company.

     There are various other litigation proceedings in which the Company is involved. Any liability which the Company may have under many of these proceedings is covered by insurance. The results of other litigation proceedings cannot be predicted with certainty, however, the Company believes that the results of any litigation will not have a material adverse effect on the Company's financial condition.

Other

     The Company has an employment agreement with its President and

Treasurer for a term of five years commencing on August 1, 1993 and ending August 1, 1998. Annual Compensation pursuant to the contract is $100,627, increased 5% per year for the years 1995 to 1998.

NOTE - 9 RELATED PARTY TRANSACTIONS:

     The income statement includes interest income on officer and director notes receivable of $10,089 and $9,960 for the Second
Quarter 1995 and 1994, respectively.

     An officer and director is a partner in the law firm providing legal services to the Company and as of April 30, 1995 the Company is indebted in the amount of $434,898 to this firm, including interest.


NOTE 10 - NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES:

     Net earnings per common and common equivalent share are calculated using the weighted average number of common shares outstanding during each year and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value.

NOTE 11 - STOCK OPTIONS:

     The Company has reserved 500,000 shares of common stock for potential issuance to key employees, including officers and directors. The exercise price of each option may not be less than 100% of the fair market value on the date of grant and not less than 110% of the fair market value in the case of optionee who at the time of the grant owns more than 10% of the total combined voting power of the Company.

     Additionally, in March 1994 and February 1993, the Board of Directors granted 275,000 and 350,000 non-qualified stock options, respectively, to purchase 275,000 and 350,000 shares, respectively, of the Company's common stock at $1 per share. The stock options granted are not to be subject to the Company's stock option plan. The options issued in March 1994 were for key employees. Of the 350,000 options, 100,000 shares were issued to directors and the remaining 250,000 options were granted to the Company's general counsel and director for consideration for his firm's forbearing payment of outstanding legal fees. The options granted the right to purchase shares of the Company's common stock at a price of $1 per share, the market value of the Company's common stock at the date of the grant. The options have antidilutive rights in the event of a split, reversal split, or recapitalization and are exercisable in whole or in part through March 2004 and September 1,

2002, respectively. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933.

     On December 10, 1993, the Board of Directors issued 15,000 shares of common stock and granted 65,000 options to a creditor in satisfaction of a liability. The options are exercisable at $1 5/8, the market value of the Company's stock at the date of the grant, and vested upon issuance. The options have antidilutive rights in the event of a split, reverse split, or recapitalization and are exercisable in whole or in part through December 1998. The Company recognized expense of $24,375 associated with this transaction.

NOTE 12 - EMPLOYEES' BENEFIT PLAN:

     The Company instituted a profit sharing plan for its employees in 1989 by contributing 375,000 shares of its stock to the trust, having a fair market value of $165,000 on the transfer date. No contributions by the Company were made in fiscal 1994 or 1993.

NOTE 13 - UNAUDITED FINANCIAL STATEMENTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ending October 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto contained herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Month Comparisons

     For the Second Quarter of fiscal 1995, the Company had consolidated Net Sales of $2,828,650 as compared to $2,063,111 for the corresponding quarter of the prior year, a increase of 37.1%.

     For the Second Quarter of fiscal 1995, the Company had consolidated Net Income of $323,970 as compared to profit of

$320,110 for the corresponding quarter of the prior year.  Net
Income per share was $.16 for the Second Quarter of fiscal 1995 and 1994.

     Gross profit as a percentage of Net Sales decreased from 39.6% to 34.6% for the corresponding Second Quarter. The Gross Profit Margin variance is due primarily to a quarterly inventory adjustment in the prior year, which did not affect the inventory balance for the full year.

Six Month Comparisons

     Net Sales increased by 17.3% from $3,985,133 in 1994 to $4,674,475 for the same period in 1995.

     Gross profit margins decreased from 37.7% in fiscal 1994 to 33.6% in fiscal 1995.

     For the first six months of fiscal 1995 Net Income was $384,329, which was approximately the same as the Net Income of $388,745 in the same period 1994. Net Income per share was $.19 for both the first half of 1995 and 1994.

Financial Condition

     Working capital increased from $1,887,000 in the Second
Quarter and from $2,051,000 at the end of the prior Fiscal year to $2,240,000.

     The Company continues to generate sufficient cash from its operations to meet its operating capital needs and service its debt. During fiscal 1994 the Company refinanced its loan obligation to First Performance Bank in Jacksonville, Florida with an agreement with SouthTrust Bank. This loan is payable in equal installments of $15,883 plus interest through November 1, 1997.
All assets of the Company are pledged as security for the repayment of this note. The balance of this loan has decreased from $760,000 to $513,333 at the end of the Second Quarter 1995.

     The Company is in the process of building an additional manufacturing facility in Baxley, Georgia. This facility will be located on eight acres of land and be approximately 60,000 square feet. Management for this operation has been hired and production is anticipated to begin in September 1995. Financing for this project will be from current cash reserves, an additional line of credit of $1,000,000, and a mortgage loan on the building.

     Other than as set forth above, there are no unusual or infrequent events of transactions or significant economic changes which materially affect the amount of reported income from continuing operations.


Inflation

     The costs of the Company and its subsidiaries are subject to the general inflationary trends existing in the general economy. The Company believes that expected pricing by its subsidiaries for balers will be able to include sufficient increases to offset any increase in costs due to inflation.

PART II-OTHER INFORMATION

None.



                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned hereto duly authorized.

Dated:  June 8, 1995          WASTE TECHNOLOGY CORPORATION

                              BY:  /s/ Ted C. Flood
                                   -------------------------------
                                   Ted C. Flood, President
                                   (Chief Executive Officer)

                              BY:  /s/ William E. Nielsen
                                   -------------------------------
                                   William E. Nielsen
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

