Form 10QSB
period 1995-07-31
WASTE TECHNOLOGY CORP
filed 1995-09-13
CIK 781902

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

  X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  July 31, 1995

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

     At July 31, 1995, Registrant had outstanding 2,431,551 shares of its Common Stock.

     Transitional small business disclosure format check one:

          Yes                 No    X

                            WASTE TECHNOLOGY CORP.

                               TABLE OF CONTENTS

                                                               PAGE

PART I.   FINANCIAL INFORMATION

     ITEM I.   FINANCIAL STATEMENTS

     o  Balance Sheets as of July 31, 1995                      3
        and October 31, 1994

     o  Statements of Income for the three months               5
        and nine months ended July 31, 1995 and 1994

     o  Statements of Changes in Stockholders' Equity           7
        for the period from October 31, 1994 to
        July 31, 1995

     o  Statements of Cash Flows for the three                  8
        and nine months ended July 31, 1995 and 1994

     o  Notes to Financial Statements                          10


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

       o  Signatures                                           21

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                         07/31/95      10/31/94
                                                        Unaudited

ASSETS

Current Assets:
  Cash and cash equivalents                            $  951,241     $  499,199
  Marketable securities                                       607            607
  Accounts receivable, net of allowance
    for doubtful accounts of $36,447                    1,542,786      1,221,163
  Inventories                                           1,610,999      1,319,126
  Prepaid expense and sundry current
    assets                                                 50,612         82,590
  Notes receivable, other                                      --             --

          Total current assets                          4,156,245      3,122,685

Investment                                                     --         25,000

Property, plant and equipment at cost                   1,509,835      1,362,515
  Less: accumulated depreciation                          850,041        783,324

          Net property, plant & equipment                 659,794        579,191

Real estate held for sale                                 204,114        214,889

Other assets:
  Loan to joint venture, including
    accrued interest                                       99,840         99,840
  Goodwill, net of accumulated
    amortization of $21,098 and $17,933
    at 07/31/95 and 10/31/94                               63,291         66,456
  Non-competition covenants, net of
    accumulated amortization of $31,253
    and $25,005 at 07/31/95 and 10/31/94
    respectively                                            7,614         13,862
  Other intangible & sundry assets, net                   174,776        146,017
  Notes receivable -- director & legal
    counsel                                               195,021        425,052

          Total other assets                              540,542        751,227

          TOTAL ASSETS                                 $5,560,695     $4,692,992

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        07/31/95       10/31/94
                                                       Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt               $   358,622    $   248,147
  Accounts payable                                       392,913        263,555
  Accrued liabilities                                    436,472        452,063
  Customer deposits                                      328,651         57,633
  Notes payable                                               --         50,000

          Total current liabilities                    1,516,658      1,071,398

Accrued legal fees -- non-current                        195,021        425,052
Long-term debt                                           275,833        609,621
Capital lease obligation                                      --             --
Minority interest in equity of subsidiary                505,574        429,684

          Total liabilities                            2,493,086      2,535,755

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized;
    2,763,314 shares issued and outstanding               27,634         22,634
  Preferred stock, par value $.0001,
    10,000 shares authorized, none issued
  Additional paid-in capital                           6,069,995      5,574,995
  Accumulated deficit                                 (2,152,812)    (2,823,482)

                                                       3,944,817      2,774,147

Less:  Treasury stock, 331,763 shares at cost            419,306        419,306
Less:  Note receivable from shareholder                  457,902        197,604

          Total stockholders' equity                   3,067,609      2,157,237

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $ 5,560,695    $ 4,692,992

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

Three months ended:                          07/31/95       07/31/94

Net Sales                                 $ 2,744,780    $ 2,488,856

  Cost of Sales                             1,836,706      1,772,166

Gross Profit                                  908,074        716,690

Operating Expenses:
  Selling                                     217,503        215,334
  General and Administrative                  358,779        277,872

    Total operating expenses                  576,282        493,206

Operating Income                              331,792        223,484

Other Income (Expenses):
  Interest and Dividends                       12,718        (16,758)
  Net gain on Disposal of Fixed Assets             --             --
  Other Income                                 34,210          5,698
  Interest Expense                            (49,559)       (22,403)
  Other Expense                                    --        (35,000)

    Total Other Income (Expenses)              (2,631)       (68,463)

Less minority interest in income of
  consolidated subsidiary                      32,820         18,676

Income before income taxes                    296,341        136,345

Income taxes                                   10,000          8,771

NET INCOME                                    286,341        127,574



Earnings per share                               0.10           0.06

Average number of shares and equivalent     2,456,395      2,106,551

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

Nine months ended:                       07/31/95     07/31/94

Net Sales                              $7,419,255   $6,473,989
  Cost of Sales                         4,939,338    4,253,552

Gross Profit                            2,479,917    2,220,437


Operating Expenses:
  Selling                                 653,230      612,944
  General and Administrative              998,568      893,741

    Total operating expenses            1,651,798    1,506,685

Operating Income                          828,119      713,752

Other Income (Expenses):
  Interest and Dividends                   39,089        2,714
  Net gain on Disposal of Fixed Assets        618           --
  Other Income                             60,051       19,618
  Interest Expense                       (131,142)     (71,064)
  Other Expense                           (25,175)     (35,000)

    Total Other Income (Expenses)         (56,559)     (83,732)

Less minority interest in income of
  consolidated subsidiary                  75,890       75,863

Income before income taxes                695,670      554,157

Income taxes                               25,000       37,838

NET INCOME                                670,670      516,319



Earnings per share                           0.29         0.25

Average number of shares and
  equivalent                            2,316,846    2,106,551

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    for the nine months ended July 31, 1995


                                       Common Stock
                                   Par Value $.01 Authorized
                                    25,000,000   Shares                               Treasury Stock
                                   -------------------------                          ------------------
                                      NUMBER               ADDITIONAL                 NUMBER                                TOTAL
                                    OF SHARES      PAR      PAID-IN      ACCUMULATED    OF                             STOCKHOLDERS'
                                     ISSUED       VALUE     CAPITAL        DEFICIT    SHARES       COST         OTHER       EQUITY
       Balance at October 31, 1993  2,248,314    22,484    5,551,145    (3,536,394)   331,763    (419,306)    (158,231)   1,459,698


Issuance of 15,000 shares of common
  stock                                15,000       150       23,850           --         --          --           --        24,000
Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's Equity                    --        --           --            --         --          --       (39,373)     (39,373)
Net income                                --        --           --        712,912        --          --           --       712,912
                                    ---------  --------  -----------  ------------   --------  ----------   ----------  -----------
       Balance at October 31, 1994  2,263,314  $ 22,634  $ 5,574,995  $ (2,823,482)   331,763  $ (419,306)  $ (197,604) $ 2,157,237

Issuance of 500,000 shares of
  common stock due to exercise of
  stock options                       500,000     5,000      495,000           --         --          --           --       500,000
Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                                                                        (260,298)    (260,298)
Net income                                --        --           --        670,670        --          --           --       670,670
                                    ---------  --------  -----------  ------------   --------  ----------   ----------  -----------
       Balance at July 31, 1995     2,763,314  $ 27,634  $ 6,069,995  $ (2,152,812)   331,763  $ (419,306)  $ (457,902) $ 3,067,609
                                    =========  ========  ===========  ============   ========  ==========   ==========  ===========

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

For The Three Months Ended
                                                               07/31/95    07/31/94
Cash flow from operating activities:
Net income                                                      286,341     127,574

Adjustments to reconcile net income to
net cash provided by operating activities:
Items not requiring (providing) cash included
in income:
 Depreciation and amortization                                   28,635      34,936
 Minority interest in income of subsidiary                       32,820      18,676

Changes in operating asssets and liabilities:
 (Increase)/decrease in accounts receivable                     113,683    (219,431)
 (Increase)/decrease in inventories                            (142,549)    175,583
 (Increase)/decrease in prepaid expenses                        (34,145)    (26,916)
 (Increase)/decrease in other assets                            222,700      33,072
 Increase/(decrease) in accounts payable                         59,896     (55,526)
 Increase/(decrease) in accrued liabilities                    (271,835)      7,057
 Increase/(decrease) in customer deposits                       115,921     (41,879)


Total adjustments                                               125,126     (74,428)

Net cash provided by (used in) operating activities             411,467      53,146

Cash flows from investing activities:
 (Additions) decreases in fixed assets                         (133,630)     (1,033)
 Increase/(Decrease) in marketable securities                        --          --
 Increase in note receivable reserve                           (249,967)         --

Net cash provided by investing activities                      (383,597)     (1,033)

Cash flows from financing activities:
 Increase/(decrease) in officer loans                                --     (10,336)
 Increase/(decrease) in long-term liabilities                   (92,937)    (62,051)
 Proceeds from excercise of stock options                       500,000          --

Cash flows provided by (used in) financing
activities                                                      407,063     (72,386)

Net increase (decrease) in cash                                 434,933     (20,273)

Cash and cash equivalents at beginning of period                516,308     173,525

Cash and cash equivalents at end of period                      951,241     153,252


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                       18,402      14,403
  Income taxes                                                        0           0


              WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW

For The Nine Months Ended
                                                               07/31/95    07/31/94
Cash flow from operating activities:
Net income                                                      670,670     516,319

Adjustments to reconcile net income to
net cash provided by operating activities:
Items not requiring (providing) cash included
in income:
 Depreciation and amortization                                   85,913      80,944
 Minority interest in income of subsidiary                       75,890      75,863


Changes in operating asssets and liabilities:
 (Increase)/decrease in accounts receivable                    (321,623)   (544,778)
 (Increase)/decrease in inventories                            (291,873)   (133,594)
 (Increase)/decrease in prepaid expenses                         31,978     (89,163)
 (Increase)/decrease in other assets                            237,047      21,238
 Increase/(decrease) in accounts payable                        129,358     571,834
 Increase/(decrease) in accrued liabilities                    (245,622)    (79,823)
 Increase/(decrease) in customer deposits                       271,018    (265,880)

Total adjustments                                               (27,914)   (363,359)

Net cash provided by(used in) operating activities              642,756     152,960

Cash flows from investing activities:
 (Additions) decreases in fixed assets                         (157,104)    (48,305)
 Increase/(Decrease) in marketable securities                        --          --
 Increase in note receivable reserve                           (260,297)         --

Net cash provided by investing activities                      (417,401)    (48,305)

Cash flows from financing activities:
 Increase/(decrease) in officer loans                           (50,000)    (20,063)
 Increase/(decrease) in long-term liabilities                  (223,313)   (129,342)
 Proceeds from exercise of stock options                        500,000          --

Cash flows provided by (used in) financing
activities                                                      226,687    (149,405)

Net increase (decrease) in cash                                 452,042     (44,750)

Cash and cash equivalents at beginning of period                499,199     198,002

Cash and cash equivalents at end of period                      951,241     153,252


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                       58,730      62,975
  Income taxes                                                       --      12,572


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

Minority Interest

     The Company owns 85.8% of the outstanding shares of the subsidiary International Baler Corp. as of July 31, 1995. The parent company theory has been applied in the presentation of the minority interest. Under the parent company theory, minority interest is separately stated as a liability on the consolidated balance sheet at an amount equal to the minority ownership percentage of the book value of the subsidiary's net assets. The minority interest in the consolidated income statement is equal to the minority ownership percentage of the subsidiary's realized net income or loss.

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

Patents

     Patents and patent rights are being amortized over a 17-year period using the straight-line method, and are carried at cost, less accumulated amortization. Amortization charged to operations for the three months ended July 31, 1995 and 1994 was $512 in each period.

Unamortized Noncompetition Covenant

     In 1990, The Company paid $50,000 to the previous owner of Solid Waste (Ted C. Flood, the President of the Company). The covenant is being amortized over six years.

NOTE 2 -- LOAN AND NOTES RECEIVABLE -- OFFICER AND DIRECTOR:

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

     On July 15, 1991 the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The financing of the transaction was paid with funds borrowed from the Company with the unanimous approval of the Company's Board of Directors. The four individuals executed promissory notes in favor of the Company payable in three annual installments due July 15, 1992-1994 plus accrued interest from July 15, 1991 at the rate of 9% per annum. Mr. Erber's promissory note was satisfied as described above. The Company has extended the initial installment date to July 15, 1996. The debt is collateralized by a lien on the 104,591 shares of the Company's common stock and a guarantee by Robson & Miller. In June 1992,

100,000 collateralized shares were sold for $2 per share and the officers applied the proceeds to their respective principal balances.

     On June 13, 1995 Robson & Miller exercised its option to purchase 250,000 shares of Waste Technology Corporation common stock at $1.00 per share. These shares are also being held as collateral for the note receivable from Morton S. Robson.

     The following represents an analysis of the notes receivable and accrued interest at July 31, 1995:

                              Accrued   Total       Net
                    Principal Interest  Note      Reserve   Total
                    --------- --------  -----     -------   -----
Morton S. Robson    $448,364  $204,558  $652,922  $    --   $652,922
Howard Bodner         25,000    12,594    37,594   37,594         --
Jordon Erber          25,000    12,594    37,594   37,594         --
                    --------  --------  --------  -------   --------
                    $498,364  $229,746  $728,110  $75,188   $652,922

     The Company expects that a primary source for repayment of the above notes will be from the sale of the collateralized shares of the Company stock.

     The notes receivable from Mr. Robson are presented as long-term assets to the extent of $195,021 which is the amount the Company owes accrued legal fees to Robson & Miller. The excess of notes receivable from Mr. Robson over amounts owed his law firm are presented as a reduction of equity.

NOTE 3 -- INVENTORIES:

     Inventories consisted of:

     July 31, 1995

     Raw materials                      $  914,588
     Work in process                       482,079
     Finished goods                        241,332
                                        ----------
                                        $1,610,999

NOTE 4 -- OTHER INVESTMENTS:

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

     WT Real Estate has a twenty-one (21%) percent interest in the profits and losses of the joint venture. As of October 31, 1994, the Company had committed to fund up to $175,000 for its share of loans and loaned the sum of $166,980 to the joint venture on behalf of WT Real Estate. Management states that it does not believe that it will be required to advance funds in excess of such commitment. WT Real Estate has a mortgage lien on the property as collateral for all sums it advances to the joint venture except that mortgage shall be subordinated to any purchase money mortgage or construction loan mortgage. The Company is to receive interest at 10% per annum. As of July 31, 1995 accrued interest in the amount of $51,032 is included in the total of $218,012. The Company has established a reserve of $118,172 as an estimate for potential uncollectible amounts.

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT:

     The following is a summary of property, plant and equipment -- at cost, less accumulated depreciation:

          Land                                         $   75,000
          Buildings and improvements                      544,967
          Machinery and equipment                         599,266
          Vehicles                                        188,628
                                                       ----------
                                                       $1,407,861
          Less: accumulated depreciation                  850,041
                                                       ----------
                                                       $  557,820

     Depreciation expense charged to operations in the Third
Quarter was $25,500 and $31,801 in 1995 and 1994, respectively.

NOTE 6 -- NOTES PAYABLE-OFFICER AND OTHER:

     A note was issued by Waste Technology to the father of the former owner of Ram and Eagle on August 10, 1991 in consideration of a loan in the amount of $150,000 carrying interest at 10-1/2% per annum, due November 10, 1991. In addition, 750 shares of stock were issued to the father of the former owner as additional consideration, which was treated as interest expense by the Company. On January 10, 1992, this Note was reduced to $100,000 due on March 10, 1992. On June 10, 1992, accrued interest was added to principal increasing the note to $103,500. The balance of the note at October 31, 1994 was $50,000 and was paid in full during the First Quarter 1995.

NOTE -- 7 LONG-TERM DEBT:

     Long-term debt consists of the following at July 31, 1995:

     Term note payable to bank, at prime rate
     plus 1%,  due in equal monthly installments
     of $15,833, plus interest, through
     November 1, 1997                                    $465,833

     Note payable to bank, at prime rate plus 2.5%,
     due in equal monthly installments of $4,000,
     including interest, due in January 1996,
     collateralized by real estate with a net
     book value of $204,114                               168,622
                                                         --------
                                                          634,455

     Current maturities                                   358,622
                                                         --------
                                                         $275,833
                                                         ========

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

     Maturities of debt are as follows:

          Period Ending                 Aggregate
          July 31,                      Obligation
          -------------                 ----------
          1995                          $358,622
          1996                           190,000
          1997                           133,333
                                        --------
               Total                    $634,455
                                        ========

NOTE 8 -- CONTINGENT LIABILITIES AND COMMITMENTS:


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

NOTE -- 9 RELATED PARTY TRANSACTIONS:

     The income statement includes interest income on officer and director notes receivable of $10,089 and $10,216 for the Third
Quarter 1995 and 1994, respectively.

     An officer and director is a partner in the law firm providing legal services to the Company and as of July 31, 1995 the Company is indebted in the amount of $195,021 to this firm, including interest.

NOTE 10 -- NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES:

     Net earnings per common and common equivalent share are calculated using the weighted average number of common shares outstanding during each year and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value.

NOTE 11 -- STOCK OPTIONS:


     On June 13, 1995 the Board of Directors of the Company adopted, subject to the approval of the Company's shareholders, the 1995 Stock Option Plan. Under the 1995 Plan, incentive stock options within the meaning of Section 442A of the Internal Revenue Code of 1986, as amended (the 'Code'), may be granted to key employees, including officers and directors who are employees, and nonqualified stock options and/or stock appreciation rights ('SARs') may be granted to key employees, officers, directors and consultants, of the Company and its present and future subsidiaries to purchase an aggregate of 1,000,000 shares of the Company's Common Stock (the 'Common Stock').

     The purpose of the 1995 Plan is to aid the Company in attracting and retaining key employees, officers, directors and consultants and to secure for the Company the benefits of the incentive inherent in equity ownership by such persons who are responsible for causing the Company's growth and success. Accordingly, the Board of Directors unanimously recommends that shareholders approve the 1995 Plan. The approval of the 1995 Plan by the shareholders will require the affirmative vote of the holders of majority of the shares of Common Stock entitled to vote at the Annual Meeting.

     The maximum number of shares as to which options may be granted under the 1995 Plan (subject to adjustment as described below) is 1,000,000 shares of Common Stock. Upon expiration, cancellation or termination of unexercised options, the shares with respect to which such options shall have been granted will again be available for grant under the 1995 Plan.

     The 1995 Plan is administered by the Board of Directors, or if appointed, by a stock Option Committee consisting of a least two
(2) members of the Board of Directors, none of whom is eligible to participate under the 1995 Plan. (The group administering the 1995 Plan is referred to as the "Committee").

     The Committee has the authority under the 1995 Plan to determine the terms of options and/or SARs granted under the 1995 Plan, including, among other things, whether an option shall be an incentive or a nonqualified stock option, the individuals who shall receive them, whether an SAR shall be granted separately, in tandem with or in addition to options, the number of shares to be subject to each option and/or SAR, the date or dates each option or SAR shall become exercisable and the exercise price or base price of each option and SAR; provided, however, that the exercise price of an incentive stock option may not be less than 100% of the fair market value of the Common stock on the date of grant and not less than 110% of the fair market value in the case of an optionee who at the time of grant owns more than ten percent (10%) of the total combined voting power of the Company, or of any subsidiary or parent of the Company.

     In March 1994 and February 1993, the Board of Directors issued 275,000 and 350,000 non-qualified stock options, respectively, to purchase 275,000 and 350,000 shares, respectively, of the Company's common stock at $1 per share. The stock options granted are not to be subject to the Company's stock option plan. The options issued in March 1994 were for key employees. Of the 350,000 options, 100,000 shares were issued to directors and the remaining 250,000 options were granted to the Company's general counsel and director for consideration for his firm's forbearing payment of outstanding legal fees. The options granted the right to purchase shares of the Company's common stock at a price of $1 per share, the market value of the Company's common stock at the date of the grant. The options have antidilutive rights in the event of a split, reversal split, or recapitalization and are exercisable in whole or in part through March 2004 and September 1, 2002, respectively. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. On June 13, 1995, Ted C. Flood and Morton S. Robson exercised their options to purchase 250,000 shares at $1.00 per share.

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

NOTE 12 -- EMPLOYEES' BENEFIT PLAN:

     The Company instituted a profit sharing plan for its employees in 1989 by contributing 375,000 shares of its stock to the trust, having a fair market value of $165,000 on the transfer date. No contributions by the Company were made in fiscal 1995 or 1994.

NOTE 13 -- UNAUDITED FINANCIAL STATEMENTS:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ending October 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto contained herein.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Month Comparisons

     For the Third Quarter of fiscal 1995, the Company had consolidated Net Sales of $2,744,780 as compared to $2,488,856 for the corresponding quarter of the prior year, an increase of 10.3%.

     For the Third Quarter of fiscal 1995, the Company had consolidated Net Income of $286,341 as compared to $127,574 for the corresponding quarter of the prior year, an increase of 124%. Net Income per share was $.10 for the Third Quarter of fiscal 1995 and $.06 for the Third Quarter 1994.

     Gross profit as a percentage of Net Sales increased to 33.1% from 28.8% for the corresponding Third Quarter 1994. The Gross
Profit Margin variance is due primarily to an inventory adjustment in the prior year.

Nine Month Comparisons

     Net Sales increased by 14.6% from $6,473,989 in 1994 to $7,419,255 for the same period in 1995.

     Gross profit margins decreased slightly from 34.3% in fiscal
1994 to 33.4% in fiscal 1995.

     For the first nine months of fiscal 1995 Net Income was $670,670, which was 29.9% above Net Income of $516,319 in the same period 1994. Net Income per share was $.29 for the first nine months of 1995 versus $.25 for the same period in 1994.

Financial Condition

     Working capital increased from $2,240,000 at the end of the Second Quarter and from $2,051,000 at the end of the prior Fiscal year to $2,639,000.

     The Company continues to generate sufficient cash from its operations to meet its operating capital needs and service its debt. During fiscal 1994 the Company refinanced its loan obligation to First Performance Bank in Jacksonville, Florida with an agreement with SouthTrust Bank. This loan is payable in equal installments of $15,883 plus interest through November 1, 1997.

All assets of the Company are pledged as security for the repayment of this note. The balance of this loan has decreased from $760,000 to $465,833 at the end of the Third Quarter 1995.

     The Company formed a new subsidiary, International Press and Shear Corporation and is in the process of building a manufacturing facility in Baxley, Georgia. This facility will be located on eight acres of land and be approximately 60,000 square feet. Management for this operation has been hired and production has started at a temporary site in Baxley. Financing for this project will be from current cash reserves, an additional line of credit of $1,000,000, and a mortgage loan on the building.

     Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income from continuing operations.

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

Dated:  September 12, 1995    WASTE TECHNOLOGY CORPORATION

                              BY:  /s/ Ted C. Flood
                                   -------------------------
                                   Ted C. Flood, President
                                   (Chief Executive Officer)

                              BY:  /s/ William E. Nielsen
                                   -------------------------

                                   William E. Nielsen
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)