Form 10KSB
period 1995-10-31
WASTE TECHNOLOGY CORP
filed 1996-01-30
CIK 781902

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                             Report on Form 10-KSB
(Mark one)
      /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1995 or

     / / Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from
 to               .

                          Commission File No. 0-14443

                            Waste Technology Corp.
                (Name of small business issuer in its charter)

           Delaware                                            13-2842053
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

           5400 Rio Grande Avenue, Jacksonville, Florida       32254
             (Address of Principal Executive Offices)        (Zip Code)

     Issuer's telephone number, including area code: (904) 355-5558.

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share.

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

     State issuer's revenues for its most recent fiscal year: $10,329,769.

     State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on January 25, 1996 of $3.0625):
$4,023,191.

     State the number of shares outstanding of the registrant's $.01 par value common stock as of the close of business on the latest practicable date (January 19, 1996): 2,431,551.


     Documents Incorporated By Reference: None.

     Transitional Small Business Disclosure Format(check one):
                              Yes [  ]  No [ X ]

PART I

ITEM 1.    BUSINESS.

         Waste Technology Corp. ("Waste Tech") was incorporated on September 10, 1975 in the State of Delaware under the name B.W. Energy Systems, Inc. Its name was changed to Waste Technology Corp. in August 1983. Waste Tech is a holding company and maintains its executive offices at 5400 Rio Grande Avenue, Jacksonville, Florida 32254 and its telephone number is (904) 355-5558. Unless the context otherwise requires, the term "Company" as used herein, refers to Waste Tech and its subsidiaries on a consolidated basis. The Company's fiscal year end is October 31.

Subsidiaries

         International Baler Corp.

         International Baler Corp. ("IBC"), a non-reporting public company, has been engaged in business for over 40 years manufacturing balers under the name "International Baler". In September, 1986 Waste Tech acquired approximately 85% of the outstanding shares of IBC. IBC's office and manufacturing facility is located at 5400 Rio Grande Avenue, Jacksonville, Florida 32254 and its telephone number is (904) 358-3812.

         Consolidated Baling Machine Co., Inc.

         In February 1987 Waste Tech, through Consolidated Baling Machine Co., Inc., ("Consolidated") a wholly-owned subsidiary, acquired all of the assets of N&J Cavagnaro Machinery Corp., ("N&J) which, for more than 30 years, manufactured balers in Brooklyn, New York under the name of "Consolidated Baler". The acquisition also included the right to use and market products under the name "Consolidated Baler". N&J had specialized in manufacturing and selling, under the "Consolidated" name, rubber and medical waste balers which were produced by only a few other companies. Consolidated is a marketing company, which sells balers manufactured by, and purchased from, IBC.

         International Press and Shear Corp.


         In June 1995 the Company formed a new wholly-owned subsidiary, International Press and Shear Corp. ("IPS"), and expanded its manufacturing capacity by constructing and opening a 65,000 square foot manufacturing facility in Baxley, Georgia, where IPS will manufacture, in addition to products currently manufactured by the Company, high speed balers, two-ram presses, and scrap metal shears, products that the Company did not previously manufacture.


         Solid Waste Recovery Systems, Inc.

         In August 1990 Waste Tech entered into an agreement with Ted C. Flood, the President of Waste Tech, who, at the time, was a director and executive vice-president of Waste Tech and president of IBC and Consolidated, whereby Waste Tech acquired all of the outstanding and issued stock of Solid Waste & Recovery Systems, Inc. ("SWRS"), a Florida Corporation which is engaged in Florida and Southern Georgia in the distribution of brand name waste management and recycling equipment such as garbage trucks, containers, shredders, etc. Mr. Flood is presently the President of Waste Technology.

General

         Since 1986, the Company's principal business has been the manufacture and sale of balers, which are machines used to compress and compact various waste materials. The Company manufactures approximately fifty (50) different types of balers for use with municipal waste, cloth, metal drums, glass and other products. It is one of the leading makers of balers designed to compact rubber, plastic, cotton mote and textile waste products.

         Since charges for transportation of waste material are generally based upon the volume of waste, balers, by reducing volume substantially, also reduce transportation costs substantially. Increases in the quantity of waste produced, government restrictions on waste disposal, reduction in the number of available landfills and mandated recycling of waste products, have greatly increased the need for transportation of waste and hence, the need for balers.

         Products

         Balers utilize mechanical, hydraulic, and electrical mechanisms to compress a variety of materials into bales for easier and low cost handling, shipping, disposal, storage and/or bulk sales for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, cans, plastic bottles and other solid waste. More sophisticated applications include baling of textile waste, radioactive and otherwise contaminated waste, drums and rubber.

         The Company offers a wide variety of balers, certain of which are standardized and others of which are designed to specific customer requirements. The Company's products include (i) general purpose horizontal and vertical balers, (ii) specialty balers, such as those used for radiation waste, fifty-five gallon drums, aluminum cans, rubber and textile waste and asbestos removal waste, and (iii) accessory equipment such as conveyors, rufflers, bale tying machines and plastic bottle piercers (machines which puncture plastic bottles before compaction).

                  General Purpose Balers

         These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 1,500 pounds and range in price from approximately $4,000 to $35,000. General purpose baler sales constituted approximately 60% of revenues on a consolidated basis for each of the fiscal years ended October 31, 1994 and 1995.

                  Specialty Balers

         These balers are designed for specific applications which require modifications of the general baler configuration. The Company is attempting to shift the emphasis in its product composition from general purpose to specialty balers due to product profitability and broader geographic markets.

         The scrap metal baler is designed to form a bale, referred to as a scrap metal "briquet" of specified size and weight. The rubber baler is designed to apply pressure in such a way as to compress the virgin rubber into a self-contained bale that does not require tying. The drum crusher baler is capable of collapsing a standard fifty-five gallon drum into a "pancake" approximately four (4) to eight (8) inches high, which also serves to contain any remaining contents. The radioactive waste baler has a self-contained ventilation system designed to filter and contain toxic dust and particles released during compaction and baling. The textile baler is capable of compressing and baling loose fibers, which do not ordinarily adhere to each other under pressure. In addition, a double chamber baler has been designed for use by the clothing and textile industries. The Company's asbestos baler is capable of compressing loose asbestos material resulting from asbestos removal into an airtight container for disposal.

         Specialty balers range in price from approximately $6,000 to $200,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 40% of revenues on a consolidated basis for each of the fiscal years ended October 31, 1994 and 1995.

                  Accessory Equipment

         The Company has commenced manufacturing and marketing a number of accessory equipment items in order to market a complete waste handling system. These include conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. At the present time accessory equipment does not represent a significant percentage of consolidated revenues.

         Manufacturing

         IBC manufactures its products, as well as products sold by Consolidated, in its facility in Jacksonville, Florida, where it maintains a fully equipped and staffed manufacturing plant. IBC purchases raw materials, such as steel sheets and beams and components such as hydraulic pumps, valves and cylinders, and certain controls and other electric equipment which are used in the fabrication of the balers. The Company has no long term supply agreements, and has not experienced unusual delay in obtaining raw materials or components.

         The raw materials required by IBC to manufacture the balers, principally steel, motors and hydraulic systems, are readily available from a number of sources and IBC is not dependent on any particular source. IBC is not dependent on any significant patents, trademarks, licenses or franchises in connection with its manufacture of balers.

         In December 1995 the Company expanded its manufacturing capacity by opening a 65,000 square foot manufacturing facility in Baxley, Georgia, where IPS will manufacture extensions to the Company's product line not previously possible due to space constraints. IPS will manufacture, in addition to products currently manufactured by the Company, high speed balers, two-ram presses, and scrap metal shears. IPS uses substantially the same raw materials as IBC to manufacture its products, and like IBC, such materials are readily available from a number of sources and IPS is not dependent on any particular source. Also like IBC, IPS is not dependent on any significant patents, trademarks, licenses or franchises in connection with its manufacture of products.

         While IBC maintains a large inventory of raw materials, most of it is earmarked for specific orders and inventory turnover is relatively rapid. Approximately 60% of its inventory turns over in 45 to 90 days and the balance, consisting of customized equipment, turns over in 3 to 6 months. It is anticipated that IPS will manage its inventory in substantially the same manner as IBC. This rate of turn-over is believed to be somewhat better than most manufacturers. Neither IBC's, IPS', nor Consolidated's business is seasonal.

         Sales and Marketing

         IBC, Consolidated and IPS sell their products throughout the United States and to some extent in Europe, the Far East and South America to manufacturers of rubber and polymers, plastic recycling facilities, power generating facilities, textile mills, paper mills, cotton gins, supermarkets and other retail outlets, paper recycling facilities and municipalities.

         Most of the sales of IBC, Consolidated and IPS are made by its sales force of nine (9) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately fifteen (15%) percent of sales are made through manufacturer's representatives and dealers. The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in Europe, the Far East and South America, to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 1995 foreign sales amounted to $1,500,000 or approximately 15% of consolidated sales.


         During fiscal 1995, IBC, Consolidated and IPS had baler sales to more than 250 customers, none of which accounted for more than ten percent (10%) of their combined revenues for the year. The Company anticipates that no one customer will account for more than 10% of revenues in fiscal year ending October 31, 1996.

         IBC builds only a small quantity of balers for its inventory. Generally, it builds based on booked orders. IBC's and Consolidated's backlog of firm booked orders at December 31, 1995 was $4,369,030 as compared with $2,244,608 at December 31, 1994. The Company generally delivers its orders within four (4) months of the date booked.

         IBC, on a contract basis, supplies SWRS with parts and service which are provided by trained employees of IBC.

         Warranties and Service

         IBC, Consolidated and IPS typically warrant their products for six (6) months from the date of sale as to materials and one (1) month as to labor, and offer a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of fiscal 1995 consolidated revenues.


Competition

         The potential market for the Company's balers is nationwide and overseas, but the majority of general purpose baler sales are in the eastern United States, primarily because of freight and service costs. The Company competes in these markets with approximately eight
(8) companies, none of which are believed to be dominant, but some of which may have significantly greater sales and financial resources. The Company is able to compete with these companies due to its reputation in the market place, its ability to service the balers it manufactures and sells, as well as its ability to custom design balers to a customer's particular needs. The Company experiences intense competition with respect to its lower priced or general purpose balers, based upon price, including freight, and based on performance. The Company experiences less competition with respect to its specialized baler equipment such as rubber, radioactive waste, scrap metal and plastic balers.

Regulation

         Machinery such as the Company's balers is subject to both Federal and state regulation relating to safe design and operation. The Company complies with design requirements and its balers include interlocks to prevent operation while the loading door is open, and also include required printed safety warnings.


Real Estate Venture

         In December 1990 Waste Tech formed a wholly owned subsidiary, Waste Tech Real Estate Corp. ("WT Real Estate"), for the purpose of having that corporation enter into a joint venture with a non-affiliated company, Rock-Tech Realty Corp. ("RT") to purchase a parcel of land in Far Rockaway, Queens, New York to build residential single family homes on the property. RT had previously entered into a contract to purchase the property for $625,000, $50,000 being paid on the execution of the contract and the balance to be paid $200,000 on closing and $375,000 by a purchase money mortgage to the seller. RT has assigned the contract to the joint venture.

         WT Real Estate has a twenty-one (21%) percent interest in the profits and losses of the joint venture. The Company has loaned the sum of $166,980 to the joint venture on behalf of WT Real Estate. At October 31, 1995 the joint venture owed WT Real Estate a total of $218,012, including accrued interest of $51,032. The Company has established as reserve of $168,172 at October 31, 1995. As of October 31, 1995 6 houses were completed and 5 have been sold. Lots are available for 7 more houses. WT Real Estate has a mortgage lien on the property as security for all sums it advances to the joint venture, except that the mortgage shall be subordinated to any purchase money mortgage or construction loan mortgage. Efforts are being made to sell the remaining land.

Employees

         As of December 31, 1995, the Company employed 117 persons as follows:
15 in management and supervision; 16 in sales and service; 76 in manufacturing; and 10 in administration and clerical.

ITEM 2.  DESCRIPTION OF PROPERTIES

         IBC is the owner of the building located at 5400 Rio Grande Avenue, Jacksonville, Florida which it acquired from Waste Tech in partial satisfaction of an obligation owing by Waste Tech to IBC. The building contains approximately 55,000 square feet and is situated on eight (8) acres. Prior to the opening of the Company's newest manufacturing facility in Baxley, Georgia (see below), IBC manufactured substantially all of the Company's products at this location.

         In December 1995 the Company expanded its manufacturing capacity by the opening a 65,000 square foot manufacturing facility in Baxley, Georgia, where IPS will manufacture, in addition, extensions to the Company's product line not previously possible due to space constraints. The Company acquired the land for the facility for a nominal amount, and constructed the manufacturing facility for approximately $1,000,000.

3.  LEGAL PROCEEDINGS

         Waste Tech Litigation

         (i)  Spada

                  The Company, its directors and certain other persons were named as defendants in an action commenced in 1986 in the Supreme Court of the State of New York entitled, Joseph Spada, Joseph Parziale and Marie Parziale as Administratrix of the Estate of Vincent Parziale, individually and as shareholders of B.W. Energy Systems East, Inc. similarly situated and in the right of B.W. Energy Systems East, Inc., Plaintiffs v. B.W. Energy Systems East, Inc., et al., Defendants, Index No. 24488/86. Plaintiffs are the holders of 10% of the stock of BW Energy Systems East, Inc. ("BW"). The balance of the stock of that corporation is owned by the Company and certain other individuals. The complaint alleges that, by contract, BW had a sub-license agreement pursuant to which it was to receive 10% of any income earned by the Company from the sale of a pyrolysis system, the patent rights to which are owned by Deco, Inc. (the "Deco System") in certain states, including the State of Florida. Plaintiffs claim that they were defrauded out of their right to profits from the sale of equipment to be installed in Ocala, Florida. The equipment was never installed, it was not the Deco System which was intended to be installed and the Company never earned any profits from the Deco System or any other system and accordingly, there is no liability. Management is of the opinion that this action has no merit. Plaintiffs have taken no action in this case for over five years.



         (ii)  Hilde Basch Fremont

                  The Company is a defendant in the matter entitled Hilde Basch Fremont, et al., Plaintiffs v. Urban Waste Disposal Leasing Co., et al., 88 Civ. 7579 (DNE) commenced in the United States District Court for the Southern District of New York. The eleven plaintiffs in this action are all investors in, and limited partners of, Urban Waste Disposal Leasing Co. (the "Partnership"). The former president of the Company is also a defendant in this action. The Partnership purchased certain waste disposal equipment from GGC, Inc. which did business under the name the Enterprise Company and for which the Company acted as its marketing agent. This is the only connection between the Partnership and the Company. Management is of the opinion that the claim asserted against the Company is without merit and there is no reasonable likelihood of recovery. A motion to dismiss the complaint has been denied, and discovery proceedings have commenced.

     (iii)  G.G.C., Inc.

              The Company is prosecuting claims against GGC, Inc. and others to recover approximately $1,900,000, representing the amount which it was obligated to pay pursuant to its guarantee of a loan to GGC, Inc., together with accrued interest from 1986. The action is pending in the Federal Court for the Southern District of New York, and the case scheduled for trial in the latter part of February 1996.

         (iv) Ancrum


                  The Company and one of its subsidiaries were named as defendants in the matter entitled Adrian Ancrum, Plaintiff v. Consolidated Baling Machine Company, Inc. ("Consolidated"), Waste Technology Corp. and N.J. Cavagnaro & Sons Machine Corp.,
Defendants pending in the New York State Supreme Court, Kings
County, Index No. 21153/91. Summary judgment was granted in favor of the Company and Consolidated dismissing the claims against the Company; the plaintiff's appeal from the Court's decision was also dismissed; and the action has been dismissed.


         (v)  Cavagnaro v. Waste Tech

                  The Company is named as a defendant in a matter entitled George L. Cavagnaro, Patricia A. Cavagnaro as Executrix of the
Estate of Nicholas J. Cavagnaro, Jr. and Pauline Cavagnaro,
Plaintiffs, v. Waste Technology Corp., Defendants, pending in the
New York State Supreme Court, New York County, Index No. 31336/91.

In this action plaintiffs allege that the Company has breached non-competition agreements it entered into with the each of the plaintiffs in connection with the Company's purchase of the assets of N.J. Cavagnaro & Sons Machine Corp. ("Cavagnaro & Sons"). The plaintiffs were the only shareholders of Cavagnaro & Sons. As a result of the Company's alleged breach of the non-competition agreements, plaintiffs George Cavagnaro and Patricia A. Cavagnaro claim that the Company owes each of them $100,000.19 plus interest and plaintiff Pauline L. Cavagnaro claims that she is owed $30,000 plus interest. Thus, the total amount plaintiffs claim is due to them, including accrued interest, is in excess of $295,000.

                  The Company and plaintiffs recently entered into a stipulation settling this action. Pursuant to that stipulation, the Company agreed to pay the plaintiffs the sum of $162,000 in full settlement of their claims. The settlement is to be paid as follows: $52,000 to be paid upon execution of the stipulation and the sum of $110,000 payable on or before June 1, 1996.

         (vi)  Kearney

                  The Company and two of its subsidiaries, IBC and Consolidated, were named as defendants in a wrongful death action commenced in the Superior Court of New Jersey, Hudson County, Law Division entitled Carol Kearney, as Administratrix of the Estate of Harry Kearney and Carol Kearney, Individually v. International Baler Corporation, et al., HUD-L-9854-92. The complaint alleged that plaintiff's decedent was injured while operating a baling machine during his employment and that he died as a result of those injuries. The trial of this action took place during the period from November 28, 1995 to December 6, 1995. The jury found that the Company, IBC and Consolidated had no liability to plaintiff or her decedent for the injuries he sustained. Although the time to appeal from the jury verdict has not expired, it is not anticipated that plaintiff will file an appeal.


                  IBC Litigation

         (i)   Nunez

                  In 1985, while IBC was a Chapter 11 Debtor, Manuel Nunez filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, Case No. NW-05667. Nunez claims that he was injured by reason of IBC's negligence and improper design in connection with IBC's manufacture of a paper packing machine. The claim is being defended by IBC's insurance carrier. Nunez sought relief from the automatic stay provisions of the Bankruptcy Code to prosecute the action. The Bankruptcy Court granted that relief conditioned upon Nunez posting two $10,000 bonds. To date Nunez has failed to comply with such condition, and the action has remained dormant for the past five years.

         (ii)  Santos

                  IBC is a defendant in an action brought by Robert Santos, an employee of Pepsi Cola in Brooklyn, New York who was injured by a baler manufactured by IBC. Santos had taken the baler apart and replaced the door retarder improperly revising the functions of the door mechanism. The action is being defended by IBC's insurance carrier. The policy has a $500,000 limit and a $10,000 deductible with regard to bodily injury and property damage. Thus, IBC's maximum exposure is $10,000. No action has been taken by plaintiff for several years.


         (iii) Arbello

                  The Company is a defendant in an action brought in New York Supreme Court, Kings County, Index No. 100028/95, by Nelson
Arbello, an employee of M.Z. Berger Co., Inc. located in Long
Island City, New York. During the course of his employment, plaintiff was injured while operating a baling machine. The complaint incorrectly alleges the baling machine at issue was designed and manufactured by the Company. The action is being defended by the Company's insurance carrier. The policy has a $2,000,000 limit.

         (vi)     Wilson

         Plaintiff, Wilson has filed a complaint against IBC and others for damages resulting from injuries sustained while operating a baling machine. A motion for summary judgement made by IBC to dismiss the complaint against it was granted. Plaintiff has appealed the dismissal of the complaint and the appeal is still pending.


                  Consolidated Litigation

         (i)      Sawyer

                  Thomas Scott Sawyer v. Commonwealth Edison Co., at al., Docket No. 93 C 5888 pending in the United States District Court for the Northern District of Illinois, in which the plaintiff contends he contracted chronic myelogenous leukemia from exposure to ionizing radiation from Commonwealth Edison's ("Edison") Cordova, Illinois nuclear facility where he was employed from 1973 to 1978. The complaint incorrectly alleges that the Company was retained by Edison to participate in the design, construction and maintenance of that nuclear facility. The claim is being defended by counsel who is of the opinion that plaintiff's claims have absolutely no merit against the Company and should be dismissed.

         (ii) LaSalle

                  Edwin LaSalle v. Consolidated Baling Machine Company, et al., Docket No. L-12814-95, pending in the Superior Court of New Jersey, Essex County, Law Division, in which the plaintiff claims he was injured while operating a baling machine during the course of his employment with ABC Textile Company. The action is being defended by the Company's insurance carrier. The policy has a $2,000,000 limit.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of Waste Tech was held on October 16, 1995.

         (b) Robert Roth was elected as a Class III Director, to hold office for three (3) years and until his successor is elected and qualifies. The results of voting were as follows: 2,192,233 votes for Robert Roth and 81,936 withheld. Ted
C. Flood and Morton S. Robson continued as Class II Directors and Alan Morrison and Russell McElroy continued in office as Class I Directors.

         (c) (i)           The next item of business was the proposal to
approve the adoption of the Company's 1995 Stock Option Plan. The results of the voting were as follows:

         1,469,290 votes for the resolution,
         92,525 votes against and
         8,612 votes abstained.

         A majority of the shares outstanding and entitled to vote have voted for the resolution, and the resolution was duly passed.


                  (ii) The final item of business was the proposal to ratify the appointment of Coopers & Lybrand, the independent certified public accountants of the Company, for the fiscal 1995.
The results of the voting were as follows:

         2,267,954 votes for the resolution,
         2,200 votes against and
         4,415 votes abstained.

         A majority of the votes cast at the meeting have voted for the resolution, and the resolution was duly passed.

          No other matters were voted on at the meeting.

PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         Waste Tech's common stock is presently traded on The Nasdaq Stock Market, Small Cap, under the symbol WTEK. As of December 31, 1995, the number of shareholders of record of the Company's Common Stock was 632, and management believes that there are approximately 1,800 beneficial owners of Waste Tech's common stock.

         The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 1995 and 1994 are set forth below.

         The bid price for the Common Stock shown below is reported by the National Association of Securities Dealers Automated Quotations System ("NASDAQ") represents prices between dealers without retail mark-up, mark-down or commissions, and do not necessarily reflect actual transactions.


Fiscal Year Ended
  October 31, 1995

First Quarter                         1 15/16                    1 1/2
Second Quarter                        2                          1 1/2
Third Quarter                         3 5/8                      1 3/8
Fourth Quarter                        3 15/16                    2 1/4



Fiscal Year Ended
  October 31, 1994

First Quarter                         1 3/4                        7/8
Second Quarter                        1 3/4                      1
Third Quarter                         1 5/8                      1 1/8
Fourth Quarter                        1 11/16                    1 5/16


         The Company has paid no dividends since its inception. Other than the requirement of the Delaware Corporation law that dividends be paid out of capital surplus only, and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay dividends.

         The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements, its financial condition and other relevant factors. By reason of the Company's present financial status and its contemplated financial requirements, the Company does not anticipate paying any dividends on its common stock during the foreseeable future, but intends to retain any earnings for future expansion of its business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations


         For fiscal 1995, consolidated sales were $10,329,759 as compared to consolidated sales of $9,070,531 for fiscal 1994, an increase of approximately 13.9%. The increase in sales is the result of increased economic activity in certain niche markets, including textiles, rubber and the recycling markets in general. Consolidated net income for fiscal 1995, which included certain non-recurring items as discussed below, was $795,588, or approximately 11.6% higher than consolidated net income for fiscal 1994. Income per share for fiscal 1995, however, was approximately the same for fiscal 1994 because of an increase in the number of shares outstanding resulting from the exercise of stock options.



         Net income was affected by certain non-recurring items. First, start-up costs incurred at the new facility at Baxley, Georgia, were in excess of $300,000 in the fourth quarter of fiscal 1995, while only limited shipments were made by that facility in fiscal 1995. Second, the Company established a reserve of $162,000 for settlement of the Cavanagro v. Waste Technology Corp. litigation. (See Item 3., "Legal Proceedings -- Waste Tech Litigation"). Finally, the Company has recorded a deferred tax asset of $413,000.




         Management anticipates that operations for fiscal 1996 will result in higher sales and earnings than in fiscal 1995, as the backlog as at December 31, 1995 was approximately $4,370,000 as compared with approximately $2,240,000 as at December 31, 1994, an increase of approximately 95%.

Financial Condition

         Working capital has decreased from $2,051,287 as at October 31, 1994 to $1,772,035 as at October 31, 1995. This decrease was primarily due to expenditures incurred in connection with the opening the 65,000 square foot manufacturing facility in Baxley, Georgia. Although the Company acquired the land for the facility for a nominal amount, expenditures for construction of the manufacturing facility were approximately $800,000 as of October 31, 1995 and will be approximately $1 million in the aggregate for completion of such facility. Management intends to seek mortgage financing for he newly constructed facility in the amount of approximately $800,000, to assist in financing the operations of

IPS and the new facility. If such financing is successfully completed, then it is anticipated that working capital should be substantially in excess of $2.0 million.


         The Company continues to generate sufficient cash from its operations to meet its operating capital needs and service its debt. During fiscal 1995 the outstanding loan balance with SouthTrust Bank decreased from $608,333 to $418,333. This loan is payable in equal monthly installments of $15,833 plus interest through November 1, 1997. All assets of the Company are pledged as security for the repayment of this note.


         The loan with Barnett Bank of Jacksonville was similarly paid down, from $217,510 as of October 31, 1994 to $106,878 as of October 31, 1995. In
December 1995, the Company sold land and buildings (consisting of 9,600 square feet on 2.75 acres) for $255,000, in which a discontinued subsidiary had operated. Substantially all of such proceeds were used to satisfy obligations of such subsidiary, including the Barnett Bank loan.


         Fixed asset expenditures in fiscal 1996 will include approximately $350,000 for the facility in Baxley and $250,000 for the facility in Jacksonville. These capital improvements and equipment additions should be completed prior to the third quarter of fiscal 1996.

         Other than as set forth above, the Company has no commitments for any material capital expenditures. Other than as set forth above, there are no unusual or infrequent events of transactions or significant economic changes which materially effect the amount of reported income from continuing operations.

Inflation

         The costs of the Company and its subsidiaries are subject to the general inflationary trends existing in the general economy. The Company believes that expected pricing by its subsidiaries for balers will be able to include sufficient increases to offset any increase in costs due to inflation.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements and supplementary data commence on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         The current executive officers and directors of the Company are as follows:

         Name                                        Position


         Ted C. Flood                                President, Chief Executive
                                                     Officer and Director

         Morton S. Robson                            Executive Vice President,
                                                     Secretary and Director

         Russell McElroy                             Director


         Robert Roth                                 Director


         Alan Morrison                               Director

         William E. Nielsen                          Chief Financial Officer

         The Board of Directors is divided into three (3) classes of directors ("Class I", "Class II", and "Class III"), with each class having as nearly the same number of directors as practicable. Stockholders elect such class of directors, Class I, Class II, or Class III, as the case may be, to succeed such class directors whose terms are expiring, for a three (3) year term, and such class of directors shall serve until the successors are elected and qualify.

         The following is the apportionment of existing directors into classes:

No. of Class    Term Expires                      Members

Class I         1995 Annual                       Alan Morrison
                Stockholder's Meeting             Russell McElroy
                (to be held in 1996)

Class II        1996 Annual                       Morton S. Robson
                Stockholder's Meeting             Ted C. Flood
                (to be held in 1997)

Class III       1997 Annual                       Vacant/Robert Roth
                Stockholder's Meeting

         Except for Mr. Flood who has an employment agreement with the Company, officers serve at the pleasure of the Board of Directors.

         Messrs. Robson and Morrison are members of the Company's audit and compensation committees.

         There are no family relationships between executive officers or directors of the Company. However, Robert Roth is the husband of Patricia B. Roth, and father of Steven F. Roth and Charles B. Roth, major shareholders of the Company. See Item 12, "Certain Relationships and Related Transactions".

         For so long as Patricia Roth and Steven Roth are the owners of more than one percent (1%) of the number of outstanding shares of Common Stock, the Company has agreed to use its best efforts to cause the election of Robert Roth as a member of the Board of Directors, and until April 1, 1996, Patricia Roth and Steven Roth have agreed to cast their votes as shareholders for the slate of directors proposed by management for so long as Robert Roth is a director of the Company.

         Except as noted above, there is no understanding or arrangement between any director or any other persons pursuant to which such individual was or is to be selected as a director or nominee of the Company.

         Background of Executive Officers and Directors

         The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

         Ted C. Flood, age 65, was elected as the President and Chief Executive Officer of the Company on February 23, 1993. He is also the President and Chief Executive Officer of Consolidated, a wholly-owned subsidiary, and IBC, a majority-owned subsidiary of the Company. He was elected as a Director of the Company in May, 1989. From 1960 to 1972 he was president of Peabody Solid Waste Management Company (EZ Pack). From 1972 to 1975 Mr. Flood was a corporate vice-president of marketing for Browning Ferris Industries. During the period from 1977 to 1988 he was the principal shareholder and president of Solid Waste Recovery Systems.

         Morton S. Robson, age 72, was elected a Director and the Secretary of the Company in 1989. On February 23, 1993, he was elected Executive Vice President of the Company. Since 1977 Mr. Robson has been the senior partner of the law firm of Robson & Miller, LLP (and its predecessor firms), which acts as general counsel to the Company. Mr. Robson obtained an LLB degree from St. John's University School of Law.

         Alan Morrison, age 69, has served as a Director of the Company since January, 1986. Mr. Morrison has been a management consultant and private investor since 1971. In 1970, he was the founder of SCA Services, Inc., a waste disposal company. For more than 25 years, he has been a director of the Dauphin

Deposit Bank of Hanover, Pennsylvania. Mr. Morrison failed to file on a timely basis a Form 5 disclosing one transaction, the grant of a stock option.


         Russell McElroy, age 68, was appointed by the Board Of Directors as a Director of the Company in March 1993. Mr. McElroy has been active in sales of balers, and other recycling equipment, and sales management of baler companies for the past 21 years. He has been an employee of IBC since 1986. He is currently Assistant To the Chairman of IBC and Consolidated. From 1978 to 1985, Mr. McElroy was an officer and director of Selco Products Company, Baxley, GA.

         Robert Roth, age 70, is the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., and a director of Keystone Insurance Co., both publicly held companies. For more than the past five (5) years, in addition to being the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., he has also been the President and Chief Executive Officer of Browning Weldon Corp., a privately held financial company.

         William E. Nielsen, age 48, joined the Company in June 1994 as its Chief Financial Officer. Prior to joining the Company, Mr. Nielsen acted as a financial consultant to Fletcher Barnun Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993 he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a B.B.A in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive
Officer and each of the Company's executive officers whose
compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 1995, October 31, 1994 and October 31, 1993(1):
--------------

(1) The law firm of Robson & Miller, LLP and its predecessor firms have provided legal services for the Company. Morton S. Robson, the Executive Vice President and Secretary and a Director of the Company, is the senior partner of Robson & Miller, LLP. During the Fiscal 1995, Robson & Miller, LLP received $98,895 from Waste Tech and $14,452 from IBC as payment for legal services rendered. As of the end of Fiscal 1995 accrued but unpaid legal fees due to


                                                       SUMMARY COMPENSATION TABLE

                                                     Annual Compensation        Long Term Awards
=================================================================================================================================
Name and                         Year       Salary ($)       Bonus          Other Annual        Number of           All Other
Principal Position                                           ($)            Compensation($)     Options             Compensation
---------------------------------------------------------------------------------------------------------------------------------
Leslie N. Erber,                 1995       -0-              -0-            -0-                 -0-                 -0-(4)
former Chief Executive
Officer and                      1994        50,000(2)       -0-            -0-                 -0-                 -0-
President of the
Company and IBC                  1993       112,294(3)       -0-             14,054             -0-                 -0-


---------------------------------------------------------------------------------------------------------------------------------
Ted C. Flood,                    1995       150,034(5)       -0-               -0-              -0-                 203,125(8)
Chief Executive Officer
and President of Company         1994       125,134(6)       -0-               -0-              250,000             -0-
and IBC
                                 1993       132,836(7)       -0-             12,798             -0-                 -0-

-----------------------

   Robson & Miller from Waste Tech amounted to $270,344. Further, Robson
   & Miller exercised an option to purchase 250,000 shares of Common Stock at $1.00 per share. See "Certain Relationships and Related Party Transactions".


(2) Mr. Erber received a monthly consulting fee of $5,000 after his termination as an executive officer.

(3) Leslie N. Erber, formerly President of the Company, received remuneration of $36,000 from the Company and $76,294 from IBC during the fiscal year ended October 31, 1993 Mr. Erber is no longer an officer of the Company.

(4) As of October 31, 1995, Mr. Erber owned no restricted shares of the Company's Common Stock.

(5) Ted C. Flood, President of the Company and President of the Company's subsidiaries received $130,501 in compensation from IBC during the fiscal year ended October 31, 1995 and $19,533 from Consolidated during that period.

(6) Ted C. Flood, President of the Company and President of the Company's subsidiaries received $103,434 in compensation from IBC during the fiscal year ended October 31, 1994 and $21,700 from Consolidated during that period.


(7) Ted C. Flood, formerly Executive Vice President of the Company and presently President of the Company and President of the Company's subsidiaries received $97,836 in compensation from IBC during the fiscal year ended October 31, 1993 and $35,000 from Consolidated during that period.

(8) Such other compensation is equal to the difference between the fair market value of the Common Stock acquired on the date of exercise ($1.8125 on June 13, 1995) and the exercise price ($1.00) of the option. As of October 31, 1995, Mr. Flood held 309,500 shares of restricted Common Stock of Waste Tech, with an aggregate value of $745,895 based upon the average of the bid and asked price of the Common Stock of $2.41 on October 31, 1995, as reported by The Nasdaq Stock Market, Small Cap.

         Except as set forth below, no director of the Company received remuneration for services as a director during the Fiscal 1994. In June 1995 Mr. McElroy, a director, was granted an option to purchase 35,000 shares of the Company's Common Stock for a five year period at $1.8125 per share, the fair market value at the time of grant. Mr. Morrison, a director, was granted an option to purchase 20,000 shares of the Company's Common Stock for a seven year and three month period at $1.50 per share, the fair market value at the time of grant.

         The following table sets forth certain information relating to stock option grants during Fiscal 1995 to the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 1995:


                                         OPTION GRANTS IN LAST FISCAL YEAR


                                          Individualized Grants

=======================================================================================
Name             Number of Securities   Percent of Total      Exercise or    Expiration
                 Underlying             Options/SARs          Base Price     Date
                 Options/SARs           Granted to            ($/Sh)
                 Granted (#)            Employees in Fiscal
                                        1994
---------------------------------------------------------------------------------------
Ted C. Flood     -0-                    NA                    NA               NA
=======================================================================================




         The following table sets forth certain information relating to option exercises effected during Fiscal 1995, and the value of options held as of such date by each of the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 1995:

                                    AGGREGATE OPTION EXERCISES FOR FISCAL 1995
                                            AND YEAR END OPTION VALUES

                                                                 Number of Securities         Value(9) of Unexercised
                                                                 Underlying Unexercised       In-the-Money
                                                                 Options/SARs at October      Options/SARs at October
                                                                 31, 1995                     31, 1995

         Name               Shares Acquired         Value ($)         Exercisable/                 Exercisable/
                              on Exercise          Realized(10)       Unexercisable                Unexercisable
-----------------------------------------------------------------------------------------------------------------------
Ted C. Flood                  250,000              203,125              -0-/-0-                        $-0-



Employment and Severance Agreements

         IBC is a party to an employment agreement with Ted C. Flood with a term of 5 years, commencing as of August 1, 1993 and ending August 31, 1998, providing for annual compensation at the rate of $100,627 per annum with annual increases of 5%. Mr. Flood is the President and Treasurer of IBC.

         On June 3, 1989, IBC entered into a Severance Agreement (the "Agreement") with Ted C. Flood, its President. The Agreement provides, among other things, that, in the event of a change in control of IBC as that term is defined in the Agreement, and the subsequent termination of Mr. Flood's employment by IBC other than for cause or by Mr. Flood for good reason, (as such terms are defined in the Agreement), IBC shall pay to Mr. Flood, in addition to his salary at the date of termination, a lump-sum severance payment equal to
2.99 times the greater of his annual salary rate in effect as of the date of termination or such rate in effect immediately prior to the change in control, together with compensation for other benefits to which he would have been entitled.

         The initial term of the Agreement was from May 3, 1989 through April 30, 1991. It was, and thereafter it shall be, automatically extended for one year periods, unless IBC shall give written notice of termination, at least one year prior to the termination date, of its desire not to extend the Agreement. In the event of a change in control of the Company, however, the Agreement shall continue in effect for not less than 24 months after such change in control.

-------------

(9) Total value of unexercised options is based upon the fair market value of the Common Stock as reported by the Nasdaq Stock Market, Small Cap, of $2.41 on October 31, 1995.

(10) Value realized in dollars is based upon the difference between the fair market value of the Common Stock on the date of exercise, and the exercise price of the option.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 1995 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group:


                                    Amount of
Name and Address of                 Beneficial         Approximate
Beneficial Owner                   Ownership(11)    Percent of Class

Ted C. Flood                        622,188(12)          25.6%
9448 Preston Trail West
Ponte Vedra Beach, Fl 32082

Morton S. Robson                    303,727(13)          12.5%
666 Third Avenue--18th Fl.
New York, NY 10017--4011

Alan Morrison                       120,000(14)           4.7%
875 E. Camino Real,
Apt. 10-C
Boca Raton, FL 33432

Russell McElroy                      77,960(15)           3.1%
1623 Louvre Drive

----------
(11) Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power.

(12) Consists of 309,500 shares held directly; and 312,688 shares owned by the Waste Technology Corp. Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are Trustees.

(13) Consists of 50,727 shares held directly; 1,200 shares held as custodian for his minor son; 252,500 shares held by Robson & Miller, of which Mr. Robson is the senior partner; and 500 shares held by the Robson & Miller pension plan. Excludes 44,864 shares held by Kenneth N. Miller, a partner of Mr. Robson who is the beneficial and record owner of such shares. Does not include the 312,688 shares owned by the Waste Technology Corp Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are trustees since these shares are included in Mr. Flood's holdings and their inclusion here would be duplicative.

(14) Consists of options to purchase 120,000 shares. Does not include the 312,688 shares owned by the Waste Technology Corp Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are trustees since these shares are included in Mr. Flood's holdings and their inclusion here would be duplicative.

(15) Consists of 17,960 shares beneficially owned as an IRA beneficiary, and options to purchase 60,000 shares.

Jacksonville, Florida 32256

Robert Roth                           1,200(16)            Less than 1%
Georgetown Electric, Ltd.
Unit 17, 2501 W. Third Street
Wilmington DE, 19805

William E. Nielsen                   96,003(17)             3.9%
5400 Rio Grande Avenue
Jacksonville, FL 32254

All Officers and
Directors As A
Group (6 persons)                 1,353,335(18)            51.3%

Charles B. Roth and                 131,807(19)             5.4%
Marta M. Roth
1840 Spice Circle
Jacksonville, FL  32215



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

          Loans to Officers and Directors


         As of the date of this report, Morton S. Robson, the Company's Executive Vice President and Secretary and a Director and corporate counsel, was indebted to the Company. The transaction giving rise to the obligations owed to the Company by Mr. Robson is described below.


         On April 12, 1990, four individuals, including Leslie N. Erber, then Chairman of the Board and President of the Company, and Morton S. Robson entered into an agreement with a group of

-------------
(16) Excludes an aggregate of 131,807 shares held by family members.

(17) Consists of 71,003 shares held jointly with his spouse and options to purchase 25,000 shares.

(18) Includes shares owned by family members of Robert Roth as follows:
     Patricia B. Roth (62,091), Steven F. Roth (41,984), and (27,732) Charles
     B. Roth and Marta Roth. An irrevocable proxy has been granted to management of the Company to vote such shares. Also includes options to purchase 205,000 shares.

(19) Includes shares owned by family members as follows: Patricia B. Roth (62,091), Steven F. Roth (41,984), and (27,732) Charles B. Roth and Marta Roth. An irrevocable proxy has been granted to management of the Company to vote such shares.

dissident shareholders to purchase an aggregate of 294,182 shares at a purchase price of $4.00 per share. Mr. Erber and Mr. Robson each purchased 134,951 shares of stock. Such number of shares and purchase price have been adjusted to reflect the one for four (1:4) reverse stock split effected on November 13, 1991. The dissidents had previously filed Forms 14B with the Commission indicating their intention of seeking control of the Company through the solicitation of consents from shareholders to a reduction in the number of directors and the replacement of the present directors with directors nominated by the dissident group. As part of the agreement to purchase the shares, the dissident shareholders who were selling their shares agreed that, for a period of ten years, they would not seek to obtain control of the Company or solicit proxies in opposition to the Board of Directors on any matter.

         Messrs. Erber and Robson and the two other persons borrowed the aggregate amount of $1,244,328 from the Company in 1990 and 1991 to purchase these shares. Most of the loan (91.5%) was made in equal amounts to the President and the Secretary. Those advances were secured by a lien on the 294,182 shares of Common Stock. In addition, Mr. Erber agreed to transfer to the Company as additional collateral, 156,000 shares of stock of the Company. Approximately one-half of this sum was advanced on April 12, 1990 and the balance during 1991. In April 1990, promissory notes evidencing the first half of the funds were executed by these persons bearing interest at the rate of 9% per annum and payable in three annual installments commencing on April 12, 1991. Thereafter, independent members of Waste Tech's Board of Directors unanimously extended the payment due date of each payment for one (1) year. New promissory notes to Waste Tech were thereafter executed for the full amount of the advance, payable in three annual installments commencing April 12, 1992. The notes were secured by a lien on all of these shares which were acquired. In June 1992, $200,000 of the principal amount of these loans was repaid to the Company through a sale of 100,000 of the acquired shares at $2.00 per share. Payment of the remainder of the principal due in 1993 and 1994, together with the accrued interest, was deferred for one year by the Company's Board of Directors, and subsequently deferred again until 1995 and 1996.

         Thereafter, Mr. Erber, in connection with his termination as President of the Company, turned in all of his stock in to the Company and IBC in full satisfaction of his obligation of $698,527.

         In June 1995 Robson & Miller exercised a stock option to purchase 250,000 shares of Common Stock (the "250,000 Shares") at $1.00 per share, by offsetting $250,000 of the fees that were due and owing from the Company. As of the end of fiscal 1995, the Company owed Mr. Robson's law firm the sum of $160,130 for legal fees and disbursements. The Company has acquired a security interest in the 250,000 Shares held by Robson & Miller as collateral security for repayment of the outstanding loan of Mr. Robson. As of October 31, 1995 Mr. Robson still owed the Company

$448,364 together with accrued interest, and has indicated that Robson & Miller intends to commence to sell such shares to satisfy the obligation of Mr. Robson. The largest aggregate outstanding loan balance of Mr. Robson during the past two
(2) fiscal years was $663,011.


Related Party Transactions

         Legal Services


         The law firm of Robson & Miller, LLP and its predecessors have provided legal services for the Company and its subsidiaries. Morton S. Robson, the Secretary and a Director of the Company is a partner of Robson & Miller, LLP, general counsel to the Company. During the fiscal 1995, Robson & Miller, LLP received $98,895 from Waste Tech and $14,452 from IBC as payment for legal services rendered. As of the end of fiscal 1995 accrued but unpaid legal fees due to Robson & Miller, LLP from the Company amounted to $270,344. In fiscal 1994 Robson & Miller was granted an option to purchase 250,000 shares at $1.00 per share for a five year period, in consideration of forbearing collection of past due legal fees. As noted above, on June 13, 1995, Robson & Miller exercised a stock option to purchase the 250,000 Shares at $1.00 per share, by offsetting $250,000 of the fees that were due and owing form the Company.


         Conflicts of Interest


         Each of Messrs. Flood and Robson are directors of both Waste Tech and its majority owned subsidiary, IBC. Conflicts of interest may arise for Messrs. Flood and Robson in transactions between Waste Tech and IBC. Additionally, counsel to the company is Robson & Miller, LLP, of which Mr. Robson is the senior partner. Conflicts of interests may arise as the result of such relationship.



         Ram

         Pursuant to the terms of an agreement executed and delivered on May 7, 1993 between Charles Roth and the Company, Charles Roth relinquished his right to require the Company to purchase 92,584 shares of Common Stock at $2.00 per share, and further agreed not to sell any of such shares prior to April 1, 1994 (or except in a limited instance, prior to September 1, 1993), and thereafter in amounts not to exceed five percent (5%) of such shares in any forty-five (45) day period. In consideration thereof, the Company agreed to register such shares for sale on or about April 1, 1994 and keep such registration current until March 31, 1996, and to issue to Charles Roth such number, if any, of shares of Common Stock as will equal the difference between $2.00 times the number of shares to be sold together with an amount equal to the amount of income taxes attributable to Charles Roth as the result of such transaction, if any, less the sales price of the shares of Common

Stock actually sold. However, as of the date hereof the Company has not registered for sale such shares of Common Stock. Charles Roth has agreed to cast his vote as a shareholder for the slate of directors proposed by management for so long as Robert Roth is a director of the Company.

         In addition, on May 10, 1993, Patricia Roth, Steven Roth and Robert Roth executed and delivered an agreement to the Company wherein Patricia Roth and Steven Roth, the holders of an aggregate of 93,646 shares of Common Stock, relinquished their right to require the Company to purchase such shares at a purchase price of $2.00 per share, and further agreed not to sell any of such shares prior to April 1, 1994 (or except for a limited instance, prior to September 1, 1993), and thereafter in amounts not to exceed five percent (5%) of such shares in any forty-five (45) day period. In consideration thereof, the Company agreed to register such shares for sale through March 31, 1996, and to issue to Patricia Roth and Robert Roth such number, if any, of shares of Common Stock as will equal the difference between $2.00 times the number of shares to be sold together with an amount equal to the amount of income taxes attributable to Patricia Roth and Steven Roth as the result of such transaction, if any, less the sales price of the shares of Common Stock actually sold. However, as of the date hereof the Company has not registered for sale such shares of Common Stock.

         Further, for so long as Patricia Roth and Steven Roth are the owners of more than one percent (1%) of the number of outstanding shares of Common Stock, the Company has agreed to use its best efforts to cause the election of Robert Roth as a member of the Board of Directors, and until April 1, 1996, Patricia Roth and Steven Roth have agreed to cast their votes as shareholders for the slate of directors proposed by management for so long as Robert Roth is a director of the Company.

         In August 1991 a promissory note was issued by the Company to Robert Roth, the father of the owner of a discontinued subsidiary of the Company in consideration of a loan in the amount of $150,000 together with interest at the rate of 10% per annum. The remaining balance of $50,000 was paid to Mr. Roth in fiscal 1995.

PART IV

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.

1. Financial Statements:

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows

2.  Financial Statement Schedules:

Schedule II - Accounts Receivable from
Related Parties,
Underwriters, Promoters
and Employees other than
Related Parties

Schedule X - Supplementary Income Statement Information

3.  Exhibits.

(a) - The following documents heretofore filed by the Company with the commission are hereby incorporated by reference herein:


(i) from the Registration Statement on Form S-18 filed with the Commission in April, 1985 (Registration No. 2-97045)

Exhibit Number and Description

3.0 Articles of Incorporation and by-laws and all amendments thereto.

4.0 All instruments defining the rights of security holders submitted as exhibits therewith:

10.1 Agreement between the Company and International Baler Corp.
dated September 8, 1986 relating to acquisition of assets and stock.


(ii) Annual Report on Form 10-K for fiscal year ended October 31, 1987:

Exhibit Number and Description
10.2 Agreement dated February 3, 1987 between the Company and N. J. Cavagnaro & Sons and Machine Corp., Nicholas J. Cavagnaro Jr., George L. Cavagnaro, and Pauline L. Cavagnaro together with the exhibits annexed thereto for the acquisition of N. J. Cavagnaro & Sons Machine Corp.

10.3 Non-Competition Agreement dated February 3, 1987 between the Company and N. J. Cavagnaro & Sons Machine Corp., George L.
CavagnaroCavagnaro, Jr. and Pauline L. Cavagnaro.


(iii) Current Report on Form 8-K, Date of Report, June 1, 1989:

Exhibit Number and Description

10.6 Severance Agreement between International Baler Corporation and Ted C. Flood dated May 17, 1989 and agreed to June 3, 1989.

10.7 Waste Technology Corp. Profit Sharing Plan including Agreement of Trust.


(iv) Current Report on Form 8-K, Date of Report, March 22, 1990:

Exhibit Number and Description

10.10 Agreement between Waste Technology Corp. and U. S.
Environmental, Inc. dated March 26, 1990.


(v) Current Report on Form 8-K, Date of Report, April 12, 1990:

Exhibit Number and Description

10.11 Stock Purchase Agreement dated April 12, 1990.

10.12 Standstill Agreement dated April 12, 1990.


(vi) Form 8 Amendment No. 1 to the Annual Report on Form 10-K for fiscal year ended October 31, 1989:

Exhibit Number and Description

3.3 Certificate of Incorporation of International Baler Corporation f/k/a National Compactor & Technology Systems, Inc. and all amendments thereto.

3.4 By-Laws of International Baler Corporation.

3.5 Certificate of Incorporation of Consolidated Baling Machine
Company, Inc. f/k/a Solid Waste Recovery Test Center, Inc. and all amendments thereto.

3.6 By-Laws of Consolidated Baling Machine Company, Inc.

10.14 Plan and Agreement of Merger of American Baler Machine
Company, Inc. into National Compactor & Technology Systems, Inc.


(vii) Annual Report on Form 10-K for fiscal year ended October 31, 1990:

Exhibit Number and Description

3.7 Certificate of Incorporation of Waste Tech Real Estate Corp.

3.8 Certificate of Incorporation of Consolidated Baler Sales &
Service, Inc.

10.19 Joint Venture Agreement between Waste Tech Real Estate and Rock-Tech Corp.


(viii) Current Report on Form 8-K, Date of Report April 2, 1991:

Exhibit Number and Description

10.20 Agreement among Waste Technology Corp., Ram Industrial
Coating, Inc., Charles B. Roth and David Price dated April 2, 1991.

10.21 Agreement among Waste Technology Corp., Ram Coating
Technology Corp., Eagle Tank Technology Corp., Ram Industrial
Coating, Inc., Eagle Tank Services, Inc. Charles B. Roth and David
C. Price dated April 2, 1991.


(ix) Annual Report on Form 10K for the Fiscal Year ended October
31, 1991:

Exhibit Number and Description

3.1.1 Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. as filed on November 4, 1991.

3.1.2 Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. as filed November 21, 1991.

3.2 Revised and Restated By-Laws of Waste Technology Corp.

3.2.1 Amendment to Revised and Restated By-Laws of Waste
Technology Corp.

3.11 Certificate of Incorporation of Solid Waste & Recovery
Systems, Inc.

10.22 Lease for 156 6th Street and 153 7th Street, Brooklyn, New York.

10.24 Lease for 115 N. 5th Street, Brooklyn, New York.

10.25 Form of Deferred Compensation Agreement for Ted C. Flood.

10.26 Working Agreement dated June 17, 1990 for Local Union No. 164.

10.27 Industrial and Heavy Construction and Maintenance
Contract dated September 1, 1990.

10.28 Amended and Restated Revolving Credit Loan and Security
Agreement dated July 12, 1991.


(x) Current Report on Form 8K, Date of Report September 2, 1992:

Exhibit Number and Description

10.30 Agreement between Waste Technology Corp. and Charles B.
Roth, dated June 25, 1992.


(xi) Current Report on Form 8K, Date of Report May 7, 1993:

Exhibit Number and Description

10.31 Agreement between Waste Technology Corp., International
Baler Corp. and Leslie N. Erber dated February 23, 1993.

10.32 Agreement between Waste Technology Corp. and Charles Roth dated May 7, 1993.

10.33 Agreement between Waste Technology Corp., Patricia Roth,
Steven Roth and Robert Roth dated May 10, 1993.



(xii) Annual Report on Form 10K for the Fiscal Year ended October 31, 1994:

10.34 Employment Agreement between International Baler
Corporation and Ted C. Flood dated as of September 1, 1993.

10.35.1 Term Loan and Security Agreement among International Baler Corporation, Consolidated Baling Machine Company, Inc., Waste
Technology Corp. and SouthTrust Bank of Northeast Florida dated as of September 8, 1994

10.35.2 Mortgage and Security Agreement between International Baler Corporation and SouthTrust Bank of Northeast Florida dated as of September 8, 1994

10.35.3 Promissory Note among International Baler Corporation,
Consolidated Baling Machine Company, Inc. and SouthTrust Bank of
Northeast Florida dated as of September 8, 1994

10.35.4 Note Modification Agreement among International Baler
Corporation, Consolidated Baling Machine Company, Inc. and
SouthTrust Bank of Northeast Florida dated November 30, 1994

10.35.5 Unconditional Guaranty of Payment and Performance by Waste Technology Corp. dated as of September 8, 1994

10.36.1 Business Loan Agreement between Ram Coating Technology
Corp. and Barnett Bank of Jacksonville, N.A., dated September 15,
1994

10.36.2 Amended and Restated Mortgage between Ram Coating
Technology Corp. and Barnett Bank of Jacksonville, N.A., dated
September 15, 1994

10.36.3 Promissory Note between Ram Coating Technology Corp. and
Barnett Bank of Jacksonville, N.A., dated September 15, 1994

10.36.4 Continuing Unlimited Commercial Guaranty by International
Baler Corporation to Barnett Bank of Jacksonville, N.A. dated
September 15, 1994

10.36.5 Continuing Unlimited Commercial Guaranty by Waste
Technology Corp. to Barnett Bank of Jacksonville, N.A. dated
September 15, 1994

         The following exhibits are filed herewith:

4.1 1995 Stock Option Plan

21  List of Subsidiaries

                            WASTE TECHNOLOGY CORP.
                               AND SUBSIDIARIES

                              REPORT ON AUDITS OF
                       CONSOLIDATED FINANCIAL STATEMENTS

                 for the years ended October 31, 1995 and 1994

Table of Contents

                                                                        Pages


Report of Independent Accountants                                        F-1

Consolidated Financial Statements:

 Consolidated Balance Sheets at October 31, 1995 and 1994                F-2

 Consolidated Statements of Income for the
  Years Ended October 31, 1995 and 1994                                  F-3

 Consolidated Statements of Stockholders' Equity for the
  Years Ended October 31, 1995 and 1994                                  F-4

 Consolidated Statements of Cash Flows for the Years Ended
  October 31, 1995 and 1994                                              F-5

Notes to Consolidated Financial Statements                            F-6-F-14

Report of Independent Accountants


To the Stockholders of
Waste Technology Corp.


We have audited the accompanying consolidated balance sheets of Waste Technology Corp. and Subsidiaries (the Company) as of October 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company has entered into significant related party transactions with a Director and General Counsel of the Company.


Jacksonville, Florida
January 19, 1996

WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of October 31, 1995 and 1994


                     ASSETS                              1995        1994
                                                      ----------  ----------
Current assets:

  Cash                                                $1,114,342  $  499,806
  Accounts receivable, net of allowance for doubtful
    accounts of $92,447 and $36,447                    1,157,560   1,221,163
  Inventories                                          2,344,686   1,319,126
  Prepaid expenses and other current assets               57,916      82,590
  Deferred income tax asset                              413,000           0
                                                      ----------  ----------
      Total current assets                             5,087,504   3,122,685
                                                      ----------  ----------

Investment in equity securities, at cost                       0      25,000
Property, plant and equipment                          1,428,018     579,191
Real estate and other property held for sale             204,114     214,889

Other assets:
  Loan to joint venture, including accrued
    interest (Note 4)                                     49,840      99,840
  Intangible assets, net                                  78,946      93,547
  Other assets                                           164,580     132,788
                                                      ----------  ----------
                                                         293,366     326,175
                                                      ----------  ----------
      Total assets                                    $7,013,002  $4,267,940
                                                      ==========  ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current maturities of long-term debt                $  296,878  $  248,147
  Accounts payable                                       901,444     263,555
  Accrued liabilities                                    483,659     452,063
  Accrued legal fees                                     270,344           0
  Customer deposits                                    1,201,144      57,633
  Notes payable--other                                         0      50,000
  Legal settlement payable                               162,000           0
                                                      ----------  ----------
      Total current liabilities                        3,315,469   1,071,398

Accrued legal fees--non-current                                0     425,052
Long-term debt                                           228,333     609,621
Minority interest in equity of subsidiary                481,782     429,684
                                                      ----------  ----------
      Total liabilities                                4,025,584   2,535,755
                                                      ----------  ----------

Contingent liabilities and commitments (Note 8)

Stockholders' equity:
  Common stock, par value $.01; 25,000,000 shares
    authorized; 2,763,314 and 2,263,314 shares
    issued and outstanding                                27,634      22,634
  Preferred stock, par value $.0001, 10,000,000
    shares authorized; none issued                             0           0
  Additional paid-in capital                           6,069,995   5,574,995
  Accumulated deficit                                 (2,027,894) (2,823,482)
                                                      ----------  ----------
                                                       4,069,735   2,774,147
    Less:  Treasury stock, 331,763 shares, at cost       419,306     419,306
    Less:  Note receivable from shareholder              663,011     622,656
                                                      ----------  ----------
      Total stockholders' equity                       2,987,418   1,732,185
                                                      ----------  ----------
      Total liabilities and stockholders' equity      $7,013,002  $4,267,940
                                                      ==========  ==========

See accompanying notes.

WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

for the years ended October 31, 1995 and 1994

                                                         1995        1994
                                                     -----------  ----------
Net sales                                            $10,329,759  $9,070,531
Cost of sales                                          7,061,919   6,074,507
                                                     -----------  ----------
    Gross profit                                       3,267,840   2,996,024
                                                     -----------  ----------

Operating expenses:
  Selling                                                948,530     797,271
  General and administrative                           1,515,350   1,277,431
  Provision for doubtful accounts and loan
    to joint venture                                     106,000      24,546
                                                     -----------  ----------
                                                       2,569,880   2,099,248
                                                     -----------  ----------

    Operating income                                     697,960     896,776
                                                     -----------  ----------

Other income (expenses):
  Interest                                                58,335      48,498
  Net gain (loss) on disposal of fixed assets              1,994      (6,125)
  Other                                                   67,383     (10,189)
  Interest expense                                      (184,986)   (110,163)
  Provision for legal settlement                        (162,000)          0
                                                     -----------  ----------
                                                        (219,274)    (77,979)
                                                     -----------  ----------
                                                         478,686     818,797

Minority interest in income of consolidated
  subsidiary                                             (52,098)    (78,885)
                                                     -----------  ----------
Income from continuing operations before
  income taxes                                           426,588     739,912
                                                     -----------  ----------

Income tax provision (benefit):
  Current                                                 44,000       7,000
  Deferred                                              (413,000)     20,000
                                                     -----------  ----------
                                                        (369,000)     27,000
                                                     -----------  ----------
    Net income                                       $   795,588     712,912
                                                     ===========  ==========

Earnings per share:
  Net income                                                 .33         .34
                                                     ===========  ==========

    Weighted average number of common and
      common equivalent shares outstanding             2,430,732   2,114,440
                                                     ===========  ==========

See accompanying notes.

WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the years ended October 31, 1995 and 1994

                                  Common Stock
                                 Par Value $.01
                                   Authorized
                                25,000,000 Shares                                 Treasury Stock
                               -------------------                             --------------------
                                Number               Additional    Accumu-      Number                            Total Stock-
                               of Shares     Par       Paid-In      lated         of                                holders'
                                Issued      Value      Capital     Deficit      Shares       Cost        Other       Equity
                               ---------   -------   ----------  -----------    -------------------    ---------   -----------
Balance at October 31, 1993    2,248,314   $22,484   $5,551,145  $(3,536,394)   331,763   $(419,306)   $(583,283)   $1,034,646

Issuance of 15,000 shares of
   common stock                   15,000       150       23,850            0          0           0            0        24,000

Adjustment of note receivable
from shareholder as a
reduction of stockholders'
equity                                 0         0            0            0          0           0      (39,373)      (39,373)

Net income                             0         0            0      712,912          0           0            0       712,912
                               ---------   -------   ----------  -----------    -------   ---------    ---------    ----------
Balance at October 31, 1994    2,263,314    22,634    5,574,995   (2,823,482)   331,763    (419,306)    (622,656)    1,732,185

Issuance of 500,000 shares
   of common stock               500,000     5,000      495,000            0          0           0            0       500,000

Adjustment of note receivable
   from shareholder as a
   reduction of stockholders'
   equity                              0         0            0            0          0           0      (40,355)      (40,355)

Net income                             0         0            0      795,588          0           0            0       795,588
                               ---------   -------   ----------  -----------    -------   ---------    ---------    ----------
   Balance at October 31,
     1995                      2,763,314   $27,634   $6,069,995  $(2,027,894)   331,763   $(419,306)  $(663,011)    $2,987,418
                               =========   =======   ==========  ===========    =======   =========    =========    ==========

See accompanying notes.

WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended October 31, 1995 and 1994



                                                              1995        1994
                                                         ----------  ----------
Cash flows from operating activities:
 Net income                                              $  795,588  $  712,912
                                                         ----------  ----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Writedown on land and building held for sale                10,775      35,000
 Writedown on investment in joint venture                         0      30,000
 Loss on disposal of property held for sale                       0       6,125
 Gain from sale of equipment                                 (1,994)          0
 Gain from sale of equity securities                        (12,101)          0
 Depreciation and amortization                              125,820     108,521
 Provision for doubtful accounts                            106,000      24,546
 Increase in cash surrender value of key man life
  insurance policy                                          (37,450)    (34,905)
 Minority interest in income of subsidiary                   52,098      78,885
 Deferred income taxes                                     (413,000)          0
Changes in operating assets and liabilities:
 Decrease (increase) in accounts receivable                   7,603    (361,900)
 (Increase) decrease in inventories                      (1,025,560)    135,405
 (Increase) decrease in prepaid expenses and other
  current assets                                             24,674       8,471
 Decrease (increase) in other assets                          5,658        (833)
 Increase in accounts payable                               637,889     133,186
 (Decrease) increase in accrued liabilities and
  legal fees                                                126,888      55,790
 Increase  (decrease) increase in customer deposits       1,143,511    (305,926)
 Increase in reserve for legal settlement                   162,000           0
                                                         ----------  ----------
    Total adjustments                                       912,811     (87,635)
                                                         ----------  ----------
    Net cash provided by operating activities             1,708,399     625,277
                                                         ----------  ----------

Cash flows from investing activities:
 Increase in officer loans and notes receivable
  from officers                                             (40,355)    (39,373)
 Repayment of notes payable--other                          (50,000)          0
 Payment received on notes receivable                             0      31,000
 Purchase of property and equipment                        (960,233)    (28,372)
 Proceeds from sale of marketable securities                 37,101           0
 Proceeds from sale of property held for resale                   0      25,386
 Proceeds from sale of equipment                              2,181           0
                                                         ----------  ----------
    Net cash used in investing activities                (1,011,306)    (11,359)
                                                         ----------  ----------
Cash flows from financing activities:
 Proceeds from debt                                               0     733,331
 Issuance of common stock                                   250,000           0
 Payments on notes payable--other                                 0     (54,527)
 Principal payments of long-term debt agreements and
  capital leases                                           (332,557)   (991,525)
                                                         ----------  ----------
    Cash flows used in financing activities                 (82,557)   (312,721)
                                                         ----------  ----------

Net increase in cash                                        614,536     301,197
Cash at beginning of period                                 499,806     198,609
                                                         ----------  ----------
Cash at end of period                                    $1,114,342  $  499,806
                                                         ==========  ==========

Supplemental Schedule of Disclosure of Cash Flow
 Information
 Cash paid during period for:
  Interest                                               $   85,665  $  121,943
                                                         ==========  ==========
  Income taxes                                           $    9,586  $        0
                                                         ==========  ==========

Supplemental Disclosures of Non-Cash Transactions
 The General Counsel, who is also a director, exercised $250,000 of options during 1995 and the Company reduced the legal fees payable owed to the director by $250,000.

  The Company issued 15,000 shares of common stock and 65,000 options to a creditor in satisfaction of a liability during the year ended
   October 31, 1994.

See accompanying notes.

Waste Technology Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1. Accounting Policies:

   Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Waste Technology and all of its wholly owned and majority owned subsidiaries (Company). Intercompany balances and material intercompany transactions have been eliminated in consolidation.

   Description of the Business - The Company is a manufacturer of baling machines which utilize mechanical, hydraulic and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills and paper recycling facilities throughout the United States, the Far East and South America.

   Minority Interest - The Company owns 85.8% of the outstanding shares of International Baler Corp. (IBC) at October 31, 1995 and 1994. IBC is the Company's primary operating subsidiary. The parent company theory has been applied in the presentation of the minority interest, whereby minority interest is separately stated as a liability on the consolidated balance sheet at an amount equal to the minority ownership percentage of the book value of the subsidiary's net assets. The minority interest in the consolidated income statement is equal to the minority ownership percentage of the subsidiary's net income or loss.

   Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

   Depreciation - The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the double-declining balance and straight line methods for financial reporting and other accelerated methods for income tax purposes. Gain or loss upon retirement or disposal of property, plant and equipment is recorded as income or expense.

   Intangibles - The cost over fair value of net tangible assets of an acquired business is amortized on the straight-line method over a period of 20 years. Other intangible assets, primarily patents and a covenant not to compete, are amortized on the straight-line basis over their estimated lives of six to seventeen years. The Company periodically reviews intangibles to assess recoverability, and impairments would be recognized in operating results if a permanent decline in value were to occur. Accumulated amortization was $79,105 and $64,504 at October 31, 1995 and 1994, respectively. Amortization expense related to intangibles was $14,600 for each of the years ended October 31, 1995 and 1994.

   Income Taxes - The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109") in fiscal 1994, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method of deferred tax, assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The adoption of SFAS No. 109 did not have a material impact on the Company's financial position or results of operations in the year of adoption.

   Reclassifications - Certain 1994 items have been reclassified to conform to the 1995 presentation.

2. Loan and Notes Receivable - Officers and Directors:

   On April 12, 1990, four individuals, including the former Chairman of the Board, and the Executive Vice President, General Counsel, Secretary and Director of the Company, entered into an agreement with a group of dissident shareholders to purchase an aggregate of 294,182 shares at a purchase price of $4 per share. The former Chairman and the General Counsel each purchased 134,591 shares of common stock and the other two individuals purchased an aggregate of 25,000 shares.

   On July 15, 1991, the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The financing of the transactions was paid with funds borrowed from the Company with the unanimous approval of the Company's Board of Directors. The four individuals executed promissory notes in favor of the Company, originally payable in three annual installments due July 15, 1992-94 plus accrued interest from July 15, 1991 at the rate of 9% per annum. The former Chairman's promissory note was satisfied in 1993. The Company has extended the initial installment date to begin on July 15, 1996. The debt is collateralized by a lien on the 104,591 shares of the Company's common stock and a personal guarantee of each borrower to the extent of his loan and the guarantee of General Counsel's law firm to the extent of his loan.

   On June 13, 1995 the General Counsel and his law firm exercised their option to purchase 250,000 shares of Waste Technology Corporation common stock at $1.00 per share, whereby, the Company reduced the legal fees payable to the law firm in lieu of cash. These shares are also being held as collateral for the note receivable from the General Counsel.

   The following is an analysis of the notes receivable and accrued interest at October 31, 1995:

                                 Accrued      Total                   Net
                    Principal    Interest      Note      Reserve     Total
                    ---------    --------    --------    -------    --------

General Counsel      $448,364    $214,647    $663,011    $     0    $663,011
Others                 50,000      29,688      79,688     79,688           0
                    ---------    --------    --------    -------    --------
                     $498,364    $244,335    $742,699    $79,688    $663,011
                    =========    ========    ========    =======    ========

   The Company expects that a primary source for repayment of the above notes will be from the sale of the collateralized shares of the Company stock.

   The notes receivable from the General Counsel, who is also a major stockholder of the Company, is presented as a reduction of stockholders' equity.

   The income statement includes interest income on officer and director notes receivable of $44,855 and $44,706 for 1995 and 1994, respectively.

   An officer and director is a partner in the law firm providing legal services to the Company and as of October 31, 1995 the Company is indebted in the amount of $270,344 to this firm.

   Legal expenses to the General Counsel and his law firm were $113,347 and $72,174 for fiscal 1995 and 1994, respectively.

3. Inventories:

   Inventories consisted of the following:

                                     1995            1994

             Finished products    $  262,528     $  339,436
             Work in process         574,528        222,580
             Raw materials         1,507,630        757,110
                                  ----------     ----------
                                  $2,344,686     $1,319,126
                                  ==========     ==========

4. Real Estate Venture:

   In December 1990, the Company formed a wholly owned subsidiary, Waste Tech Real Estate Corp. ("WT Real Estate"), for the purpose of having that corporation enter into a joint venture with a non-affiliated company, Roch-Tech Realty Corp. ("RT"), to purchase a parcel of land in Far Rockaway, Queens, New York and to build residential single family homes on the property. RT had previously entered into a contract to purchase the property for $625,000, $50,000 being paid on the execution of the contract and the balance to be paid $200,000 on closing and $375,000 by a purchase money mortgage to the seller. RT has assigned the contract to the joint venture.

   WT Real Estate has a 21% interest in the profits and losses of the joint venture. As of October 31, 1995, the Company had committed to fund up to $175,000 for its share of loans and loaned the sum of $166,980 to the joint venture on behalf of WT Real Estate. Management does not believe that it will be required to advance funds in excess of such commitment. WT Real Estate has a mortgage lien on the property as collateral for all sums it advances to the joint venture except that mortgage shall be subordinated to any purchase money mortgage or construction loan mortgage. The Company was to receive interest at 10% per annum, but since no interest has been received, the loan no longer accrues interest. As of October 31, 1995 accrued interest in the amount of $51,032 is included in the total of $218,012. The Company has established a reserve of $168,172 as an estimate for potential uncollectible amounts.

5.  Property, Plant and Equipment:

    The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:

                                                  1995        1994
                                               ----------  ----------
        Land                                   $   75,000  $   75,000
        Buildings and improvements              1,274,339     544,967
        Machinery and equipment                   743,452     590,963
        Vehicles                                  217,582     151,585
                                               ----------  ----------
                                                2,310,373   1,362,515
        Less:  accumulated depreciation           882,355     783,324
                                               ----------  ----------
                                               $1,428,018  $  579,191
                                               ==========  ==========

    Depreciation expense was $111,219 and $95,966 in 1995 and 1994, respectively.

6.  Notes Payable--Other:

    In August 1991, a note was issued by the Company to the father of the former owner of Ram Industrial Coating, Inc., a subsidiary of the Company, in consideration of a loan in the amount of $150,000 carrying interest at 102% per annum. The remaining balance of the note payable of $50,000 was repaid in fiscal 1995.

7.  Long-Term Debt:

    Long-term debt consists of the following:

                                                            1995      1994
                                                          --------  --------

      Term note payable to bank, at prime rate plus 1%,
        due in equal monthly installments of $15,833,
        plus interest, through November 1, 1997           $418,333  $608,333

      Note payable to bank, at prime rate plus 2.5%,
        due in equal monthly installments of $4,000,
        including interest, with the remaining balance
        due in January 1996, collateralized by real
        estate with a net book value of $204,114           106,878   217,510

      Notes payable to finance corporation, at interest
        rate of 6.49%, payable in monthly installments,
        through December 1994                                    0    23,445

      Present value of minimum capital lease
        obligation, net of $303 interest, due in 1995            0     8,480
                                                          --------  --------
                                                           525,211   857,768

      Current maturities                                   296,878   248,147
                                                          --------  --------
                                                          $228,333  $609,621
                                                          ========  ========

    The Term Note contains certain covenants, whereby the Company must maintain, among other things, specified levels of tangible net worth and working capital, and maintain a specified ratio of debt to tangible net worth, and current ratio. The Company failed to achieve the current ratio covenant. However, the bank has agreed to waive this covenant for 1995.

    In 1995, the Company signed a revolving promissory note with a bank in the amount of $1,000,000. Interest at prime plus % is due monthly and all amounts borrowed are due in full on May 30, 1996. No amounts have been drawn under this agreement during fiscal 1995.

    The Company has pledged substantially all of its assets as collateral under the term loan and revolving loan agreement.

    Maturities of debt are as follows:

                                                           Aggregate
                                                          Obligation
                                                          ----------
      May 31, 1994

      Period ending October 31:

        1996                                              $  296,878
        1997                                                 190,000
        1998                                                  38,333
                                                          ----------
                                                          $  525,211
                                                          ==========

8.  Contingent Liabilities and Commitments:

    Litigation - The Company was a defendant in a wrongful death action, whereby the complainant alleges that the plaintiff's decedent was injured whileoperating a baling machine during his employment and he died as a result of those injuries. Subsequent to year-end, a jury determined the Company has no liability to the plaintiffs.

    There are various other litigation proceedings in which the Company is involved. Any liability which the Company may have under many of these proceedings is believed to be covered by insurance. The results of other litigation proceedings cannot be predicted with certainty, however, the Company believes that the results of any litigation will not have a material adverse effect on the Company's financial condition or results of operations, except as discussed in footnote 15.

    Other - The Company has an employment agreement with its President for a term of five years commencing on August 1, 1993 and ending August 1, 1998. Annual compensation pursuant to the contract is $100,627, increased 5% per year for the years 1996 to 1998. Additionally, the Company has a severance agreement with its President, whereby in the event of change of control of IBC and the subsequent termination of employment of him for any reason other than cause, IBC shall be required to pay to him an amount equal to 2.99 times his salary at IBC prior to any change in control.

Pursuant to an agreement with the former shareholders of a subsidiary of the Company, the shareholders have the right to require the Company to purchase 186,230 shares of the Company's stock owned by the shareholders for $2.00 per share. If the current market price at the time the right is exercised is less than $2.00 per share, the Company is required to provide additional shares to the shareholders. The agreement expires in 1996.

9.Income Taxes:

The differences between the federal statutory tax rate and the Company's effective rate are as follows:

                                             Fiscal 1995         Fiscal 1994
                                         ------------------   ------------------
                                         Amount  Percentage   Amount  Percentage
                                         ------  ----------   ------  ----------
Federal income tax at statutory rate   $ 145,000    34 %    $252,000    34 %
State income taxes, net of federal
 income tax effect                        15,000     4        27,000     4
Benefit of operating loss
  carryforwards                         (145,000)  (34)     (252,000)  (34)
Alternative minimum taxes                  7,000     2         7,000     1
Other                                     20,000     5        (7,000)   (1)
Valuation of temporary differences      (413,000)  (97)            0     0
                                       ---------   ---      --------   ---
Provision for income taxes             $(371,000)  (87)%    $ 27,000     4 %
                                       =========   ===      ========   ===

The Company files consolidated federal income tax returns with its subsidiaries and separate corporate state income tax returns.

The Company has reduced its valuation of temporary differences, which has resulted in the recognition of a deferred tax asset of $413,000 at October 31, 1995. Realization is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, would be reduced in the near term if estimates of future taxable income is reduced.

The significant components of the net deferred tax asset at October 1995 are as follows:

           Reserves and allowances                   $254,000
           Property, Plant and equipment               52,000
           General business credit carryforward        40,000
           Net operating loss carryforward            516,000
           Other                                       73,000
                                                     --------
                                                      935,000
           Valuation allowance                        522,000
                                                     --------
                                                     $413,000
                                                     ========

Net operating loss carryforwards for tax purposes are $1,370,000, which expire in years 2005 through 2007. The difference in net operating losses results primarily from recognition of bad debt expense and accrued expenses for financial reporting purposes, not recognized for tax purposes. IBC has general business credit carryforwards of approximately $40,000, which expire in the years 1996 through 2000. The Company has an Alternative Minimum Tax Credit of approximately $16,000.

10. Net Earnings Per Common and Common Equivalent Share:

Net earnings per common and common equivalent share are calculated using the weighted average number of common share outstanding during each year and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value.

11. Stock Options:

On June 13, 1995 the Board of Directors of the Company adopted, subject to the approval of the Company's shareholders, the 1995 Stock Option Plan. Under the 1995 Plan, incentive stock options within the meaning of Section 442A of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted to key employees, including officers and/or stock appreciation rights ("SARs") may be granted to key employees, officers, directors and consultants of the Company and its present and future subsidiaries to purchase an aggregate of 1,000,000 shares of the Company's common stock (the "Common Stock").

The purpose of the 1995 Plan is to aid the Company in attracting and retaining key employees, officers, directors and consultants and to secure for the Company the benefits of the incentive inherent in equity ownership by such persons who are responsible for causing the Company's growth and success. Accordingly, the Board of Directors unanimously recommended that shareholders approve the 1995 Plan. The 1995 Plan was approved by the shareholders at the Annual Meeting held on November 18, 1995.

The maximum number of shares as to which options may be granted under the 1995 Plan (subject to adjustment as described below) is 1,000,000 shares of Common Stock. Upon expiration, cancellation or termination of unexercised options, the shares with respect to which such options shall have been granted will again be available for grant under the 1995 Plan.

The 1995 Plan is administered by the Board of Directors, or if appointed, by a stock option committee consisting of at least two members of the Board of Directors, none of whom is eligible to participate under the 1995 Plan. (The group administering the 1995 Plan is referred to as the "Committee").

The Committee has the authority under the 1995 Plan to determine the terms of options and/or SARs granted under the 1995 Plan, including, among other things, whether an option shall be an incentive or a nonqualified stock option, the individuals who shall receive them, whether an

SAR shall be granted separately, in tandem with or in addition to options, the number of shares to be subject to each option and/or SAR, the date or dates each option or SAR shall become exercisable and the exercise price or base price of each option and SAR; provided, however, that the exercise price of an incentive stock option may not be less than 100% of the fair market value of the Common Stock on the date of grant and not less than 110% of the fair market value in the case of an optionee who at the time of grant owns more than ten percent of the total combined voting power of the Company, or of any subsidiary or parent of the Company.

During 1995, the Board of Directors issued 880,000 non-qualified stock options to purchase 880,000 shares of the Company's common stock at prices ranging from $1.50 to $2.00 per share, respectively. The stock options granted are not to be subject to the Company's stock option plan. The options were issued to key employees. The options grant the right to purchase shares of the Company's common stock at the date of the grant. The options have anti-dilutive rights in the event of a split, reverse split, or recapitalization and are exercisable in whole or in part through 2005. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933.

In 1994, the Board of Directors issued 275,000 non-qualified stock options to purchase 275,000 shares of the Company's common stock at $1 per share. The stock options granted are not to be subject to the Company's stock option plan. The options were issued to key employees. The options grant the right to purchase shares of the Company's common stock at a price of $1 per share, the market value of the Company's common stock at the date of the grant. The options have anti-dilutive rights in the event of a split, reverse split, or recapitalization and are exercisable in whole or in part through March 2004, respectively. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933.

Stock option activity is shown below:

                                                                    Option
                                                                   Price Per
                                                         Shares      Share
                                                         ------    ---------

             Outstanding, October 31, 1993               415,000     $1.00
              Granted                                    275,000     $1.00
              Exercised                                        0
              Cancelled or surrendered                         0
                                                       ---------

             Outstanding, October 31, 1994               690,000
              Granted                                    880,000   $1.50-$2.00
              Exercised                                 (500,000)    $1.00
              Cancelled or surrended                           0
                                                       ---------

             Outstanding, October 31, 1993             1,070,000
                                                       =========

             Shares exercisable                          590,000   $1.00-$2.00
                                                       =========

12. Employees' Benefit Plan:

The Company instituted a profit sharing plan for its employees in 1989 by contributing 375,000 shares of its stock to the trust, having a fair market value of $165,000 on the transfer date. The Company contributed $50,000 to the plan in fiscal 1995 and no contributions were made in fiscal 1994.

13. Export Sales:

Export sales were approximately 15% for each of the years ended
October 31, 1995 and 1994. The principal international markets served by the Company, among others include Canada, India, Japan, China and Korea.

14. Subsequent Event:

The Company has been named as a defendant in a lawsuit, whereby the plaintiffs allege the Company breached certain non-compete agreements arising from the purchase of business by the Company in 1987. Subsequent to year-end, the Company agreed to settle the lawsuit for $162,000 and, accordingly, have accrued for the settlement in 1995.

Real estate and other property held for sale with a book value of $204,114 at October 31, 1995, was sold to a third party subsequent to year-end at a price in excess of its carrying value.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     WASTE TECHNOLOGY CORP.
                                                     (Registrant)

                                                     By: /s/ Ted C. Flood
                                                     Ted C. Flood, President


                                                     Dated:  January 26, 1996


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                    Title                           Date

/s/ Ted C. Flood             Chief Executive                 January 26, 1996
Ted C. Flood                 Officer, and Director

/s/ Morton S. Robson         Director                        January 29, 1996
Morton S. Robson

______________________       Director                        January __, 1996
Alan Morrison

/s/ Russell McElroy          Director                        January 26, 1996
Russell McElroy

______________________       Director                        January __, 1996
Robert Roth

/s/ William E. Nielsen       Principal                       January 26, 1996
William E. Nielsen           Financial and
                             Accounting Officer

                               EXHIBIT INDEX TO
                             REPORT ON FORM 10-KSB
                                      FOR
                            WASTE TECHNOLOGY CORP.

                          COMMISSION FILE NO. 0-14443

(a) - The following documents heretofore filed by the Company with the commission are hereby incorporated by reference herein:


(i) from the Registration Statement on Form S-18 filed with the Commission in April, 1985 (Registration No. 2-97045)

Exhibit Number and Description

3.0 Articles of Incorporation and by-laws and all amendments thereto.

4.0 All instruments defining the rights of security holders submitted as exhibits therewith:

10.1 Agreement between the Company and International Baler Corp.
dated September 8, 1986 relating to acquisition of assets and stock.


(ii) Annual Report on Form 10-K for fiscal year ended October 31, 1987:

Exhibit Number and Description

10.2 Agreement dated February 3, 1987 between the Company and N. J. Cavagnaro & Sons and Machine Corp., Nicholas J. Cavagnaro Jr., George L. Cavagnaro, and Pauline L. Cavagnaro together with the exhibits annexed thereto for the acquisition of N. J. Cavagnaro & Sons Machine Corp.

10.3 Non-Competition Agreement dated February 3, 1987 between the Company and N. J. Cavagnaro & Sons Machine Corp., George L.
CavagnaroCavagnaro, Jr. and Pauline L. Cavagnaro.


(iii) Current Report on Form 8-K, Date of Report, June 1, 1989:

Exhibit Number and Description

10.6 Severance Agreement between International Baler Corporation and Ted C. Flood dated May 17, 1989 and agreed to June 3, 1989.

10.7 Waste Technology Corp. Profit Sharing Plan including Agreement of Trust.



(iv) Current Report on Form 8-K, Date of Report, March 22, 1990:

Exhibit Number and Description

10.10 Agreement between Waste Technology Corp. and U. S.
Environmental, Inc. dated March 26, 1990.


(v) Current Report on Form 8-K, Date of Report, April 12, 1990:

Exhibit Number and Description

10.11 Stock Purchase Agreement dated April 12, 1990.

10.12 Standstill Agreement dated April 12, 1990.


(vi) Form 8 Amendment No. 1 to the Annual Report on Form 10-K for fiscal year ended October 31, 1989:

Exhibit Number and Description

3.3 Certificate of Incorporation of International Baler Corporation f/k/a National Compactor & Technology Systems, Inc. and all amendments thereto.

3.4 By-Laws of International Baler Corporation.

3.5 Certificate of Incorporation of Consolidated Baling Machine
Company, Inc. f/k/a Solid Waste Recovery Test Center, Inc. and all amendments thereto.

3.6 By-Laws of Consolidated Baling Machine Company, Inc.

10.14 Plan and Agreement of Merger of American Baler Machine
Company, Inc. into National Compactor & Technology Systems, Inc.


(vii) Annual Report on Form 10-K for fiscal year ended October 31, 1990:

Exhibit Number and Description

3.7 Certificate of Incorporation of Waste Tech Real Estate Corp.

3.8 Certificate of Incorporation of Consolidated Baler Sales &
Service, Inc.

10.19 Joint Venture Agreement between Waste Tech Real Estate and Rock-Tech Corp.


(viii) Current Report on Form 8-K, Date of Report April 2, 1991:

Exhibit Number and Description

10.20 Agreement among Waste Technology Corp., Ram Industrial
Coating, Inc., Charles B. Roth and David Price dated April 2, 1991.

10.21 Agreement among Waste Technology Corp., Ram Coating
Technology Corp., Eagle Tank Technology Corp., Ram Industrial
Coating, Inc., Eagle Tank Services, Inc. Charles B. Roth and David
C. Price dated April 2, 1991.


(ix) Annual Report on Form 10K for the Fiscal Year ended October
31, 1991:

Exhibit Number and Description

3.1.1 Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. as filed on November 4, 1991.

3.1.2 Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. as filed November 21, 1991.

3.2 Revised and Restated By-Laws of Waste Technology Corp.

3.2.1 Amendment to Revised and Restated By-Laws of Waste
Technology Corp.

3.11 Certificate of Incorporation of Solid Waste & Recovery
Systems, Inc.

10.22 Lease for 156 6th Street and 153 7th Street, Brooklyn, New York.

10.24 Lease for 115 N. 5th Street, Brooklyn, New York.

10.25 Form of Deferred Compensation Agreement for Ted C. Flood.

10.26 Working Agreement dated June 17, 1990 for Local Union No. 164.

10.27 Industrial and Heavy Construction and Maintenance
Contract dated September 1, 1990.

10.28 Amended and Restated Revolving Credit Loan and Security
Agreement dated July 12, 1991.


(x) Current Report on Form 8K, Date of Report September 2, 1992:

Exhibit Number and Description

10.30 Agreement between Waste Technology Corp. and Charles B.
Roth, dated June 25, 1992.



(xi) Current Report on Form 8K, Date of Report May 7, 1993:

Exhibit Number and Description

10.31 Agreement between Waste Technology Corp., International
Baler Corp. and Leslie N. Erber dated February 23, 1993.

10.32 Agreement between Waste Technology Corp. and Charles Roth dated May 7, 1993.

10.33 Agreement between Waste Technology Corp., Patricia Roth,
Steven Roth and Robert Roth dated May 10, 1993.


(xii) Annual Report on Form 10K for the Fiscal Year ended October 31, 1994:

10.34 Employment Agreement between International Baler
Corporation and Ted C. Flood dated as of September 1, 1993.

10.35.1 Term Loan and Security Agreement among International Baler Corporation, Consolidated Baling Machine Company, Inc., Waste
Technology Corp. and SouthTrust Bank of Northeast Florida dated as of September 8, 1994

10.35.2 Mortgage and Security Agreement between International Baler Corporation and SouthTrust Bank of Northeast Florida dated as of September 8, 1994

10.35.3 Promissory Note among International Baler Corporation,
Consolidated Baling Machine Company, Inc. and SouthTrust Bank of
Northeast Florida dated as of September 8, 1994

10.35.4 Note Modification Agreement among International Baler
Corporation, Consolidated Baling Machine Company, Inc. and
SouthTrust Bank of Northeast Florida dated November 30, 1994

10.35.5 Unconditional Guaranty of Payment and Performance by Waste Technology Corp. dated as of September 8, 1994

10.36.1 Business Loan Agreement between Ram Coating Technology
Corp. and Barnett Bank of Jacksonville, N.A., dated September 15,
1994

10.36.2 Amended and Restated Mortgage between Ram Coating
Technology Corp. and Barnett Bank of Jacksonville, N.A., dated
September 15, 1994

10.36.3 Promissory Note between Ram Coating Technology Corp. and
Barnett Bank of Jacksonville, N.A., dated September 15, 1994

10.36.4 Continuing Unlimited Commercial Guaranty by International
Baler Corporation to Barnett Bank of Jacksonville, N.A. dated
September 15, 1994


10.36.5 Continuing Unlimited Commercial Guaranty by Waste
Technology Corp. to Barnett Bank of Jacksonville, N.A. dated
September 15, 1994


         The following exhibits are filed herewith:

                                                    Page No.
                                                    --------

4.1 1995 Stock Option Plan                             63

21  List of Subsidiaries                               72