Form 10QSB
period 1996-01-31
WASTE TECHNOLOGY CORP
filed 1996-03-11
CIK 781902

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
 X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  January 31, 1996

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

                         Commission File Number 0-14443

                             WASTE TECHNOLOGY CORP.
       (Exact Name of Small Business Issuer as Specified in its Charter)

                Delaware                            13-2842053
    (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                             5400 Rio Grande Avenue
                             Jacksonville, Florida               32254
                  (Address of Principal Executive Offices)     (Zip Code)

                                 (904) 355-5558
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No ___

         At January 31, 1996, Registrant had outstanding 2,431,551 shares of its Common Stock.

         Transitional small business disclosure format check one:

                  Yes ___   No  X

                             WASTE TECHNOLOGY CORP.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                        Page
         ITEM I.  FINANCIAL STATEMENTS

         o  Balance Sheets as of January 31, 1996 and October 31, 1995    3

         o  Statements of Income for the three months                     5
            ended January 31, 1996 and 1995

         o  Statements of Changes in Stockholders' Equity                 6
            for the period from October 31, 1994 to January 31, 1996

         o  Statements of Cash Flows for the three months                 7
            ended January 31, 1996 and 1995

         o  Notes to Financial Statements                                 8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                   17
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

PART II. OTHER INFORMATION

         o  Signatures                                                   19

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  01/31/96        10/31/95
                                                  Unaudited

ASSETS

Current Assets:
  Cash and cash equivalents                          $3,160      $1,114,342
  Accounts receivable, net of allowance
    for doubtful accounts of $92,447.             1,165,689       1,157,560
  Inventories                                     3,049,652       2,344,686
  Prepaid expense and other current assets          104,751          57,916
  Deferred income tax asset                         493,000         413,000

          Total current assets                    4,816,252       5,087,504


Property, plant and equipment at cost             3,046,321       2,310,373
  Less:  accumulated depreciation                   911,810         882,355

          Net property, plant & equipment         2,134,511       1,428,018

Real estate held for sale                                 0         204,114

Other assets:
  Loan to joint venture, including
    accrued interest                                 49,840          49,840
  Intangible assets, net                             75,997          78,946
  Other assets                                      158,000         164,580

          Total other assets                        283,837         293,366

          TOTAL ASSETS                           $7,234,600     $ 7,013,002

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                01/31/96          10/31/95
                                               Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt         $  440,000        $  296,878
  Accounts payable                              1,028,765           901,444
  Accrued liabilities                             444,602           483,659
  Accrued legal fees                              294,282           270,344
  Customer deposits                             1,023,910         1,201,144
  Legal settlement                                110,000           162,000

          Total current liabilities             3,341,559         3,315,469

Long-term debt                                    180,833           228,333
Minority interest in equity of subsidiary         494,782           481,782

          Total liabilities                     4,017,174         4,025,584

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized;
    2,763,314 shares issued and outstanding        27,634            27,634
  Preferred stock, par value $.0001,
    10,000 shares authorized, none issued
  Additional paid-in capital                    6,069,995         6,069,995
  Accumulated deficit                          (1,787,797)       (2,027,894)

                                                4,309,832         4,069,735

Less:  Treasury stock, 331,763 shares at cost     419,306           419,306
Less:  Note receivable from shareholder           673,100           663,011

          Total stockholders' equity            3,217,426         2,987,418

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $7,234,600        $7,013,002

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  UNAUDITED

Three months ended:                                01/31/96        01/31/95

Net Sales                                      $3,177,627        $1,845,825

Cost of Sales                                   2,157,046         1,253,185

Gross Profit                                    1,020,581           592,640

Operating Expenses:
  Selling                                         348,274           208,019
  General and Administrative                      482,709           313,615

    Total operating expenses                      830,983           521,634

Operating Income                                  189,598            71,006

Other Income (Expenses):
  Interest income                                  15,158            13,976
  Interest Expense                                (18,909)          (32,260)
  Other Income                                        150            12,682
  Other Expense                                        --                --
  Net gain on Disposal of Fixed Assets                 --             1,218

    Total Other Income (Expenses)                  (3,601)           (4,384)

Less minority interest in income of
  consolidated subsidiary                          13,000             3,263

Income before income taxes                        172,997            63,359

Income tax provision  (benefit)
  Current                                          12,900             3,000
  Deferred                                        (80,000)               --

NET INCOME                                        240,097            60,359

Earnings per share                                   0.09              0.03

Average number of shares and equivalent         2,697,593         2,256,239

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    for three months ended January 31,1996

                                   Common Stock
                                  Par Value $.01
                                    Authorized
                                 25,000,000  Shares                                  Treasury Stock
                                 ------------------                                ------------------
                                    NUMBER             ADDITIONAL                  NUMBER                               TOTAL
                                  OF SHARES    PAR      PAID-IN     ACCUMULATED      OF                              STOCKHOLDERS'
                                   ISSUED     VALUE     CAPITAL       DEFICIT      SHARES      COST        OTHER       EQUITY
  Balance at October 31, 1994    2,263,314   $22,634   $5,574,995   $(2,823,482)   331,763   $(419,306)  $(622,656)  $1,732,185

Issuance of 500,000 shares
   of common stock due to
  exercise of stock options        500,000     5,000      495,000            --         --          --          --      500,000
Adjustment of Note Receivable
  from shareholder as a
  reduction of stockholder's
  equity                                                                                                   (40,355)     (40,355)
Net income                              --        --           --       795,588         --          --          --      795,588
                               -----------  --------  -----------  ------------  ---------  ----------  ----------  -----------
  Balance at October 31, 1995    2,763,314   $27,634   $6,069,995   $(2,027,894)   331,763   $(419,306)  $(663,011)  $2,987,418

Adjustment of Note Receivable
  from shareholder as a
  reduction of stockholder's
  equity                                --        --           --            --         --          --     (10,089)     (10,089)

Net income                              --        --           --       240,097         --          --          --      240,097
                               -----------  --------  -----------  ------------  ---------  ----------  ----------  -----------

  Balance at January 31, 1996    2,763,314   $27,634   $6,069,995   $(1,787,797)   331,763   $(419,306)  $(673,100)  $3,217,426
                               ===========  ========  ===========  ============  =========  ==========  ==========  ===========

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

For The Three Months Ended
                                                 01/31/96         01/31/95

Cash flow from operating activities:
Net income                                      $ 240,097        $   60,359

Adjustments to reconcile net income to
net cash provided by operating activities:
Items not requiring (providing) cash included
in income:
 Depreciation and amortization                     32,404            28,639
 Minority interest in income of subsidiary         13,000             3,263
 Deferred income taxes                            (80,000)               --

Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable        (8,129)             (104)
 (Increase)/decrease in inventories              (704,966)         (142,879)
 (Increase)/decrease in prepaid expenses          (46,835)           49,930
 (Increase)/decrease in other assets                6,580            26,697
 Increase/(decrease) in accounts payable          127,321           142,832
 Increase/(decrease) in accrued liabilities       (67,119)          (79,757)
 Increase/(decrease) in customer deposits        (177,234)          127,914

Total adjustments                                (904,978)          156,535

Net cash provided by (used in) operating
  activities                                     (664,881)          216,894

Cash flows from investing activities:
 (Additions) decreases in fixed assets           (531,834)          (17,586)
 Increase/(Decrease) in officer notes
   receivable                                     (10,089)          (10,088)

Net cash provided by investing activities        (541,923)          (27,674)

Cash flows from financing activities:
 Increase/(decrease) in officer loans                  --           (50,000)
 Increase/(decrease) in long-term liabilities      95,622           (78,911)
 Proceeds from exercise of stock options               --                --

Cash flows provided by (used in) financing
  activities                                       95,622          (128,911)

Net increase (decrease) in cash                (1,111,182)           60,309

Cash and cash equivalents at beginning of
  period                                        1,114,342           499,199

Cash and cash equivalents at end of period          3,160           559,508



Supplemental schedule of disclosure of cash
  flow information
Cash paid during period for:
  Interest                                         18,402            14,403
  Income taxes                                      9,000            30,000

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

     Minority Interest - The Company owns 85.8% of the outstanding shares of International Baler Corp. (IBC) at January 31, 1996 and 1995. IBC is the Company's primary operating subsidiary. The parent company theory has been applied in the presentation of the minority interest, whereby minority interest is separately stated as a liability on the consolidated balance sheet at an amount equal to the minority ownership percentage of the book value of the subsidiary's net assets. The minority interest in the consolidated income statement is equal to the minority ownership percentage of the subsidiary's net income or loss.

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

     Intangibles - The cost over fair value of net tangible assets of an acquired business is amortized on the straight-line method over a period of 20 years. Other intangible assets, primarily patents and a covenant not to compete, are amortized on the straight-line basis over their estimated lives of six to seventeen years. The Company periodically reviews intangibles to assess recoverability, and impairments would be recognized in operating results if a permanent decline in value were to occur. Accumulated amortization was $82,054 and $67,643 at January 31, 1996 and 1995, respectively. Amortization expense related to intangibles was $2,949 and $3,139 for each of the quarters ended January 31, 1996 and 1995.

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

     Reclassifications - Certain 1995 items have been reclassified to conform to the 1996 presentation.

2.   Loan and Notes Receivable-Officers and Directors:

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

     On July 15, 1991, the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The financing of the transactions was paid with funds borrowed from the Company with the unanimous approval of the Company's Board of Directors. The four individuals executed promissory notes in favor of the Company, originally payable in three annual installments due July 15, 1992--94 plus accrued interest from July 15, 1991 at the rate of 9% per annum. The former Chairman's promissory note was satisfied in 1993. The Company has extended the initial installment date of the remaining notes to begin on July 15, 1996. The debt is collateralized by a lien on the 104,591 shares of the Company's common stock and a personal guarantee of each borrower to the extent of his loan and the guarantee of General Counsel's law firm to the extent of his loan.

     On June 13, 1995 the General Counsel and his law firm exercised their option to purchase 250,000 shares of Waste Technology Corporation common stock at $1.00 per share, whereby, the Company reduced the legal fees payable to the law firm in lieu of cash. These shares are also being held as collateral for the note receivable from the General Counsel.

     The following is an analysis of the notes receivable and accrued interest at January 31, 1996:

                                        Accrued       Total                      Net
                           Principal    Interest       Note       Reserve       Total
     General Counsel       $448,364     $224,736     $673,100     $     0      $673,100
     Others                  50,000       29,688       79,688      79,688             0
                           --------     --------     --------     -------      --------
                           $498,364     $254,424     $752,788     $79,688      $673,100
                           ========     ========     ========     =======      ========

     The Company expects that a primary source for repayment of the above notes will be from the sale of the collateralized shares of the Company stock.

     The notes receivable from the General Counsel, who is also a major stockholder of the Company, is presented as a reduction of stockholders' equity.

     The income statement includes interest income on officer and director notes receivable of $10,089 and $10,088 for the quarters ending January 31, 1996 and 1995, respectively.

     An officer and director is a partner in the law firm providing legal services to the Company and as of January 31, 1996 the Company is indebted in the amount of $294,282 to this firm.

3.   Inventories:

     Inventories consisted of the following:

                 January 31               1996          1995

                 Finished products   $   212,528   $   394,332
                 Work in process     $   908,313   $   272,579
                 Raw materials       $ 1,928,811   $   795,095
                                     -----------   -----------
                                     $ 3,049,652   $ 1,462,005
                                     ===========   ===========

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

     WT Real Estate has a 21% interest in the profits and losses of the joint venture. As of January 31, 1996, the Company had committed to fund up to $175,000 for its share of loans and loaned the sum of $166,980 to the joint venture on behalf of WT Real Estate. Management does not believe that it will be required to advance funds in excess of such commitment. WT Real Estate has a mortgage lien on the property as collateral for all sums it advances to the joint venture except that mortgage shall be subordinated to any purchase money mortgage or construction loan mortgage. The Company was to receive interest at 10% per annum, but since no interest has been received, the loan no longer accrues interest. As of January 31, 1996 accrued interest in the amount of $51,032 is included in the total of $218,012. The Company has established a reserve of $168,172 as an estimate for potential uncollectible amounts.

5.   Property, Plant and Equipment:

     The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:

            January 31,                          1996         1995

            Land                             $   75,000   $   75,000
            Buildings and improvements        1,793,356      544,967
            Machinery and equipment             971,428      593,378
            Vehicles                            206,537      156,972
                                             ----------   ----------
                                              3,046,321    1,370,317
            Less: accumulated depreciation      911,810      799,041
                                             ----------   ----------
                                             $2,134,511   $  571,276
                                             ==========   ==========

     Depreciation expense was $29,455 and $25,500 in the quarter ending January 31, 1996 and 1995, respectively.

6.   Long-Term Debt:

     Long-term debt consists of the following:

                           January 31,                    1996           1995


         Term note payable to bank at prime rate plus 1%
         due in equal monthly installments of $15,833,
         plus interest through November 1, 1997             $370,833   $560,833

         Note payable to bank, at prime rate plus
         2.5%, due in equal monthly installments of
         $4,000, including interest, with the
         remaining balance due in January 1996,
         collateralized by real estate with a net
         book value of $204,114                                    0    209,544

         Revolving promissory note payable to bank
         in the amount of $1,000,000, at prime
         rate plus 1/2% interest. Interest is
         payable monthly                                    $250,000          0

         Present value of minimum capital lease obligation,
         net of $303 interest, due in 1995                         0      8,480
                                                            --------   --------
                                                             620,833    778,857
         Current maturities                                  440,000    408,023
                                                            --------   --------
                                                            $180,833   $370,834
                                                            ========   ========

     The Term Note contains certain covenants, whereby the Company must maintain, among other things, specified levels of tangible net worth and working capital, and maintain a specified ratio of debt to tangible net worth, and current ratio. The Company failed to achieve the current ratio covenant.

     In 1995, the Company signed a revolving promissory note with a bank in the amount of $1,000,000. Interest at prime plus 1/2% is due monthly and all amounts borrowed are due in full on May 30, 1996.

     The Company has pledged substantially all of its assets as collateral under the term loan and revolving loan agreement.

     Maturities of debt are as follows:
                                            Aggregate
                                            Obligation
                Period ending January 31:
                           1967              $440,000
                           1998               180,833
                                             --------
                                             $620,833
                                             ========

7.   Contingent Liabilities and Commitments:


     Litigation - The Company was a defendant in a wrongful death action, whereby the complainant alleges that the plaintiff's decedent was injured while operating a baling machine during his employment and he died as a result of those injuries. Subsequent to year-end, a jury determined the Company has no liability to the plaintiffs.

     There are various other litigation proceedings in which the Company is involved. Any liability which the Company may have under many of these proceedings is believed to be covered by insurance. The results of other litigation proceedings cannot be predicted with certainty, however, the Company believes that the results of any litigation will not have a material adverse effect on the Company's financial condition or results of operations.

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

8.   Income Taxes:

     The Company files consolidated federal income tax returns with its subsidiaries and separate corporate state income tax returns.

     The Company has reduced its valuation of temporary differences, which has resulted in the recognition of an additional deferred tax asset of $80,000 at January 31, 1996. Realization is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, would be reduced in the near term if estimates of future taxable income is reduced.

     The significant components of the net deferred tax asset at January 31, 1996 are as follows:

                Reserves and allowances                $254,000
                Property, Plant and equipment            52,000
                General business credit carryforward     40,000
                Net operating loss carryforward         516,000
                Other                                    73,000
                                                       --------

                                                        935,000
                Valuation allowance                     442,000
                                                       --------
                                                       $493,000
                                                       ========

9.   Net Earnings Per Common and Common Equivalent Share:

     Net earnings per common and common equivalent share are calculated using the weighted average number of common share outstanding during each year and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value.

10. Stock Options:

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

     During 1995, the Board of Directors granted non-qualified stock options to purchase an aggregate of 880,000 shares of the Company's common stock at prices ranging from $1.50 to $2.00 per share, respectively. Options to purchase 20,000 shares granted to a director are not to be subject to the Company's stock option plan. The options were issued to key employees and to a director. The options grant the right to purchase shares of the Company's common stock at the date of the grant. The options have anti-dilutive rights in the event of a split, reverse split, or recapitalization and are exercisable in whole or in part through 2005.

11.  Employees' Benefit Plan:

     The Company instituted a profit sharing plan for its employees in 1989 by contributing 375,000 shares of its stock to the trust, having a fair market value of $165,000 on the transfer date. The Company contributed $50,000 to the plan in fiscal 1995 and no contributions were made in fiscal 1994.

12.  Unaudited Financial Statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended January 31, 1996 are not necessarily indicative of the results that may be expected the year ending October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto contained herein.

ITEM 2. MANAGEMENT'S'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Three Month Comparisons

For the first quarter of fiscal 1996 the Company had consolidated net sales of $3,177,627 as compared to $1,845,825 for the first quarter 1995, an increase of 72.2%. The increase in sales is the result of strong shipments in certain niche markets including crumb rubber, cotton and clothing balers. Also, sales in the first quarter of Fiscal 1995 were lower due to the delay of shipments from January to February at customer's request.

Consolidated net income in the first quarter 1996 was $240,097 versus net income of $60,359 in the corresponding quarter of the prior year. Earnings per share were $.09 for the first quarter 1996 and $.03 for the first quarter 1995. The earnings per share increase was achieved even though the average number of shares outstanding increased by 441,354 shares.

The company continues to experience significant start-up costs related to the new International Press and Shear (IPS) subsidiary which amounted to over $300,000 in the quarter. The Company also had income of $80,000 due to the recording of a deferred tax asset.

Management anticipates that operations for fiscal 1996 will result in higher sales and earnings than in fiscal 1995. The backlog as of February 29, 1996 was $3,456,000 as compared with $2,250,000 as of February 28, 1995, an increase of approximately 53.6%.

Financial Condition:

Working capital decreased from $1,772,035 at October 31, 1995 to $1,474,693 at the end of the first quarter 1996. This decrease was directly related to expenditures incurred in connection with the start-up of the IPS subsidiary which included an inventory increase of approximately $724,000 and capital expenditures of approximately $496,000. The Company is in the process of obtaining mortgage financing for the facility in Baxley, Georgia.

During the first quarter the term loan balance was reduced by $47,500 to $370,833. This loan is due in equal monthly installments of $15,833 plus interest through November 1, 1997. All assets of the Company are pledged as security for the repayment of this note.

The property held for sale, in which a discontinued subsidiary had operated, was sold in December 1995 and the mortgage loan balance of $106,878 was paid off.

As of the end of the first quarter 1996 the Company had borrowed $250,000 against its $1,000,000 line of credit with SouthTrust Bank.

Fixed asset expenditures for the remainder of fiscal 1996 will include approximately $200,000 for the facility in Baxley and $50,000 for the facility in Jacksonville. These capital improvements and equipment additions should be completed prior to the third quarter of fiscal 1996.

Other than as set forth above, the Company has no commitments for any material capital expenditures. Other than as set forth above, there are no unusual or infrequent events of transactions or significant economy changes which materially effect the amount of reported income from continuing operations.

Inflation:

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

Dated: March 6, 1996                WASTE TECHNOLOGY CORPORATION

                                    BY: /s/ Ted C. Flood
                                        Ted C. Flood, President
                                        (Chief Executive Officer)

                                    BY: /s/ William E. Nielsen
                                        William E. Nielsen
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)