Form 10QSB
period 1996-04-30
WASTE TECHNOLOGY CORP
filed 1996-06-14
CIK 781902

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
  X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1996

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

         At May 31, 1996, Registrant had outstanding 2,431,551 shares of its Common Stock.

         Transitional small business disclosure format check one:
                          Yes ___             No    X

                            WASTE TECHNOLOGY CORP.

                               TABLE OF CONTENTS

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

    ITEM I.  FINANCIAL STATEMENTS

    o        Balance Sheets as of April 30, 1996 and October 31, 1995      3

    o        Statements of Income for the three months and six months      5
             ended April 30, 1996 and 1995

    o        Statements of Changes in Stockholders' Equity                 7
             for the period from October 31, 1994 to April 30, 1996

    o Statements of Cash Flows for the three months and six months 8 ended April 30, 1996 and 1995

    o        Notes to Financial Statements                                10


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            19
             CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

    o        Signatures                                                   21

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                               04/30/96        10/31/95
                                               Unaudited

ASSETS

Current Assets:
  Cash and cash equivalents                       $6,633      $1,114,342
  Accounts receivable, net of allowance
    for doubtful accounts of $90,446           1,655,003       1,157,560
  Inventories                                  3,352,079       2,344,686
  Prepaid expense and other current assets        71,377          57,916
  Deferred income tax asset                      493,000         413,000

          Total current assets                 5,578,092       5,087,504


Property, plant and equipment at cost          3,488,758       2,310,373
  Less:  accumulated depreciation                952,310         882,355

          Net property, plant & equipment      2,536,448       1,428,018

Real estate held for sale                              0         204,114

Other assets:
  Loan to joint venture, including
    accrued interest                              49,840          49,840
  Intangible assets, net                          73,048          78,946
  Other assets                                   172,774         164,580

          Total other assets                     295,662         293,366

          TOTAL ASSETS                        $8,410,202      $7,013,002

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 04/30/96         10/31/95
                                                 Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt            $910,000        $296,878
  Accounts payable                               1,391,481         901,444
  Accrued liabilities                              461,411         483,659
  Accrued legal fees                               301,480         270,344
  Customer deposits                                685,865       1,201,144
  Legal settlement                                 110,000         162,000

          Total current liabilities              3,860,237       3,315,469

Long-term debt                                     133,333         228,333
Minority interest in equity of subsidiary          485,782         481,782
Capital Lease Obligation                           700,000               0

          Total liabilities                      5,179,352       4,025,584

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized;
    2,763,314 shares issued and outstanding         27,634          27,634
  Preferred stock, par value $.0001,
    10,000 shares authorized, none issued
  Additional paid-in capital                     6,066,356       6,069,995
  Accumulated deficit                           (1,781,645)     (2,027,894)

                                                 4,312,345       4,069,735

Less:  Treasury stock, 331,763 shares at cost      419,306         419,306
Less:  Note receivable from shareholder            662,189         663,011

          Total stockholders' equity             3,230,850       2,987,418

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $8,410,202      $7,013,002

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  UNAUDITED

Three months ended:                            04/30/96        04/30/95

Net Sales                                     $3,951,750      $2,828,650
  Cost of Sales                                2,986,156       1,849,447

Gross Profit                                     965,594         979,203

Operating Expenses:
  Selling                                        425,872         227,708
  General and Administrative                     526,833         326,174

    Total operating expenses                     952,705         553,882

Operating Income                                  12,889         425,321

Other Income (Expenses):
  Interest and Dividends                          12,094          12,395
  Interest Expense                               (32,538)        (49,323)
  Other Income                                     6,550          13,159
  Other Expense                                   (8,208)        (25,175)
  Net Loss on Disposal of Fixed Assets            14,626            (600)

    Total Other Income (Expenses)                 (7,476)        (49,544)

Less minority interest in income of
  consolidated subsidiary                         (9,000)         39,807

Income before income taxes                        14,413         335,970

Income Tax Provision (benefit)
  Current                                         12,900          12,000
  Deferred                                             0               0


NET INCOME                                         1,513         323,970



Earnings per share                                  0.00            0.16

Average number of shares and equivalent        2,697,593       2,256,239

               WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  UNAUDITED

Six months ended:                              04/30/96        04/30/95

Net Sales                                     $7,129,377      $4,674,475

Cost of Sales                                  5,143,202       3,102,632

Gross Profit                                   1,986,175       1,571,843

Operating Expenses:
  Selling                                        774,146         435,727
  General and Administrative                   1,009,542         639,789

    Total operating expenses                   1,783,688       1,075,516

Operating Income                                 202,487         496,327

Other Income (Expenses):
  Interest income                                 27,252          26,371
  Interest Expense                               (51,447)        (81,583)
  Other Income                                     6,700          25,841
  Other Expense                                   (8,208)        (25,175)
  Net gain on Disposal of Fixed Assets            14,626             618



    Total Other Income (Expenses)                (11,077)        (53,928)

Less minority interest in income of
  consolidated subsidiary                          4,000          43,070

Income before income taxes                       187,410         399,329

Income tax provision  (benefit)
  Current                                         25,800          15,000
  Deferred                                       (80,000)              0

NET INCOME                                       241,610         384,329



Earnings per share                                  0.09            0.19

Average number of shares and equivalent        2,697,493       2,256,239

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      for six months ended April 30,1996


                                             Common Stock
                                       Par Value $.01 Authorized
                                           25,000,000  Shares
                                       ------------------------------
                                             NUMBER                      ADDITIONAL
                                            OF SHARES         PAR          PAID-IN      ACCUMULATED
                                             ISSUED          VALUE         CAPITAL        DEFICIT
                                       ------------------------------      -------        -------
       Balance at October 31, 1994          2,263,314     $   22,634     $5,574,995     $(2,823,482)



Issuance of 500,000 shares of common
   stock due to exercise of stock options     500,000          5,000        495,000          -
Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity
Net income                                      -              -              -             795,588
                                           -----------    -----------    -----------    ------------
       Balance at October 31, 1995          2,763,314     $   27,634     $6,069,995     $(2,027,894)


Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                          -              -              -              -

Dissolution of non operating subsidiaries                                    (3,639)          4,689

Net income                                      -              -              -             241,610
                                           -----------    -----------    -----------    ------------
       Balance at April 30, 1996            2,763,314     $   27,634     $6,066,356     $(1,781,595)
                                           ===========    ===========    ===========    ============




                                            Treasury Stock
                                            -----------------------
                                             NUMBER                                      TOTAL
                                               OF                                    STOCKHOLDERS'
                                             SHARES         COST         OTHER          EQUITY
                                            -----------------------      -----          ------
       Balance at October 31, 1994           331,763     $(419,306)    $(622,656)    $   1,732,185



Issuance of 500,000 shares of common
   stock due to exercise of stock options       -            -             -               500,000
Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                                   (40,355)          (40,355)
Net income                                      -            -             -               795,588
                                            ---------    ----------    ----------    --------------
       Balance at October 31, 1995           331,763     $(419,306)    $(663,011)    $   2,987,418


Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                          -            -               822               822

Dissolution of non operating subsidiaries                                                    1,000

Net income                                      -            -             -               241,610
                                            ---------    ----------    ----------    --------------
       Balance at April 30, 1996             331,763     $(419,306)    $(662,189)    $   3,230,850
                                            =========    ==========    ==========    ==============

                                       7

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW


For The Three Months Ended
                                                        04/30/96    04/30/95

Cash flow from operating activities:
Net income                                           $     1,513 $   323,970

Adjustments to reconcile net income to
  net cash provided by operating activities:
  Items not requiring (providing) cash
  included in income:
    Depreciation and amortization                         43,449      28,639
    Minority interest in income of subsidiary             (9,000)     39,807
    Deferred income taxes                                      0           0

Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable             (489,314)   (435,202)
 (Increase)/decrease in inventories                     (302,427)     (6,445)
 (Increase)/decrease in prepaid expenses                  33,374      16,193
 (Increase)/decrease in other assets                     (14,774)    (12,592)
 Increase/(decrease) in accounts payable                 362,716     (73,370)
 Increase/(decrease) in accrued liabilities               24,007     105,970
 Increase/(decrease) in customer deposits               (338,045)     27,183

Total adjustments                                       (690,014)   (309,817)

Net cash provided by (used in) operating activities     (688,501)     14,153

Cash flows from investing activities:
 (Additions) decreases in fixed assets                  (442,437)     (5,888)
 Increase/(Decrease) in officer notes receivable          10,911           0

Net cash provided by investing activities               (431,526)     (5,888)

Cash flows from financing activities:
 Increase/(decrease) in officer loans                          0           0
 Increase/(decrease) in long-term liabilities          1,122,500     (51,465)
 Proceeds from exercise of stock options                       0           0
 Dissolution of non operating subsidiaries                 1,000

Cash flows provided by (used in) financing
activities                                             1,123,500     (51,465)

Net increase (decrease) in cash                            3,473     (43,200)

Cash and cash equivalents at beginning of period           3,160     559,508

Cash and cash equivalents at end of period                 6,633     516,308


Supplemental schedule of disclosure of cash flow
  information
Cash paid during period for:
    Interest                                              32,538      21,650
    Income taxes                                               0           0

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

For The Six Months Ended
                                                        04/30/96    04/30/95

Cash flow from operating activities:
Net income                                               241,610     384,329

Adjustments to reconcile net income to
  net cash provided by operating activities:
  Items not requiring (providing) cash
  included in income:
    Depreciation and amortization                         86,898      57,278
    Minority interest in income of subsidiary              4,000      43,070
    Deferred income taxes                                (80,000)          0

Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable             (497,443)   (435,306)
 (Increase)/decrease in inventories                   (1,007,393)   (149,324)
 (Increase)/decrease in prepaid expenses                 (13,461)     66,123
 (Increase)/decrease in other assets                      (8,194)      4,017
 Increase/(decrease) in accounts payable                 490,037      69,462
 Increase/(decrease) in accrued liabilities              (43,112)     26,213
 Increase/(decrease) in customer deposits               (515,279)    155,097

Total adjustments                                     (1,583,947)   (163,370)

Net cash provided by(used in) operating
  activities                                          (1,342,337)    220,959

Cash flows from investing activities:
 (Additions) decreases in fixed assets                  (985,316)    (23,474)
 (Increase)/Decrease in officer notes receivable             822           0

Net cash provided by investing activities               (984,494)    (23,474)

Cash flows from financing activities:
 Increase/(decrease) in officer loans                          0     (50,000)
 Increase/(decrease) in long-term liabilities          1,218,122    (130,376)
 Proceeds from exercise of stock options                       0           0
 Dissolution of non operating subsidiaries                 1,000           0

Cash flows provided by (used in) financing
activities                                             1,219,122    (180,376)

Net increase (decrease) in cash                       (1,107,709)     17,109

Cash and cash equivalents at beginning of period       1,114,342     499,199

Cash and cash equivalents at end of period                 6,633     516,308



Supplemental schedule of disclosure of cash
  flow information
Cash paid during period for:
    Interest                                              51,447      43,772
    Income taxes                                           9,000      40,000

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

     Minority Interest - The Company owns 85.8% of the outstanding shares of International Baler Corp. (IBC) at April 30, 1996 and 1995. IBC is the Company's primary operating subsidiary. The parent company theory has been applied in the presentation of the minority interest, whereby minority interest is separately stated as a liability on the consolidated balance sheet at an amount equal to the minority ownership percentage of the book value of the subsidiary's net assets. The minority interest in the consolidated income statement is equal to the minority ownership percentage of the subsidiary's net income or loss.

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

     Intangibles - The cost over fair value of net tangible assets of an acquired business is amortized on the straight-line method over a period of 20 years. Other intangible assets, primarily patents and a covenant not to compete, are amortized on the straight-line basis over their estimated lives of six to seventeen years. The Company periodically reviews intangibles to assess recoverability, and impairments would be recognized in operating results if a permanent decline in value were to occur. Accumulated amortization was $85,003 and $70,782 at April 30, 1996 and 1995, respectively. Amortization expense related to intangibles was $2,949 and $3,139 for each of the quarters ended April 30, 1996 and 1995.

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

     The General Counsel made a payment of $21,000 on the note in the second quarter 1996.

     The following is an analysis of the notes receivable and accrued interest at April 30, 1996:

                                  Accrued     Total               Net
                       Principal  Interest    Note    Reserve    Total
                       ---------  --------  --------  -------    -----
     General Counsel   $427,364   $234,825  $662,189  $     0   $662,189
     Others              50,000     29,688    79,688   79,688          0
                      ---------  --------- ---------  -------   --------
                       $477,364   $264,513  $741,877  $79,688   $662,189
                      =========  ========= =========  =======   ========

     The Company expects that a primary source for repayment of the above notes will be from the sale of the collateralized shares of the Company stock.

     The notes receivable from the General Counsel, who is also a major stockholder of the Company, is presented as a reduction of stockholders' equity.

     The income statement includes interest income on officer and director notes receivable of $10,089 and $10,088 for the quarters ending April 30, 1996 and 1995, respectively.

     An officer and director is a partner in the law firm providing legal services to the Company and as of April 30, 1996 the Company is indebted in the amount of $301,480 to this firm.

3.   Inventories:

     Inventories consisted of the following:

         April 30                               1996                  1995

         Finished products                  $   512,528          $   189,332
         Work in process                    $   908,313          $   402,579
         Raw materials                      $ 1,931,239          $   876,539
                                            -----------          -----------
                                            $ 3,352,079          $ 1,468,458

                                            ===========          ===========
                                      12

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

     WT Real Estate has a 21% interest in the profits and losses of the joint venture. As of April 30, 1996, the Company had committed to fund up to $175,000 for its share of loans and loaned the sum of $166,980 to the joint venture on behalf of WT Real Estate. Management does not believe that it will be required to advance funds in excess of such commitment. WT Real Estate has a mortgage lien on the property as collateral for all sums it advances to the joint venture except that mortgage shall be subordinated to any purchase money mortgage or construction loan mortgage. The Company was to receive interest at 10% per annum, but since no interest has been received, the loan no longer accrues interest. As of April 30, 1996 accrued interest in the amount of $51,032 is included in the total of $218,012. The Company has established a reserve of $168,172 as an estimate for potential uncollectible amounts.

5.   Property, Plant and Equipment:

     The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:

         April 30,                              1996                1995

         Land                               $    75,000        $    75,000
         Buildings and improvements           2,166,734            544,967
         Machinery and equipment              1,040,487            599,266
         Vehicles                               206,537            156,972
                                            -----------        -----------
                                              3,488,758          1,376,205
         Less: accumulated depreciation         952,310            824,541
                                            ------------       -----------
                                            $  2,536,448       $   551,664
                                            ============       ===========

     Depreciation expense was $40,500 and $25,500 in the quarter ending April 30, 1996 and 1995, respectively.

6.   Long-Term Debt:

     Long-term debt consists of the following:

                           April 30,                                                1996           1995
         Term note payable to bank at prime rate plus 1% due in equal monthly installments of $15,833, plus
         interest through November 1, 1997                                       $  323,733       $513,333

         Note payable to bank, at prime rate plus 2.5%, due in equal monthly installments of $4,000, including
         interest, with the remaining balance due in January 1996,
         collateralized by real estate with a net book value of
         $204,114                                                                         0        205,579

         Revolving promissory note payable to bank in the amount of $1,000,000, at prime rate plus 1/2% interest.
         Interest is payable monthly                                                700,000              0

         Capital Lease - Baxley, Georgia                                            720,000              0

         Present value of minimum capital lease obligation,
         net of $303 interest, due in 1995                                                0          8,480
                                                                                -----------      ---------

         Capital Lease Baxley, Georgia                                            1,743,333       727,392
         Current maturities                                                         910,000       904,059
                                                                                ------------     --------
                                                                                $   833,333      $323,333
                                                                                ===========      ========

     The Term Note contains certain covenants, whereby the Company must maintain, among other things, specified levels of tangible net worth and working capital, and maintain a specified ratio of debt to tangible net worth, and current ratio.

     In 1995, the Company signed a revolving promissory note with a bank in the amount of $1,000,000. Interest at prime plus 1/2% is due monthly and all amounts borrowed are due in full on November 6, 1996.

     The Company has pledged substantially all of its assets as collateral under the term loan and revolving loan agreement.

     The Company entered into capital lease obligation relating to the sale and lease-back of a facility in Baxley, Georgia. Lease payments are based on a note with an interest rate of 8.25% for 20 years. Principal balance and accrued interest are due on the fifteenth anniversary of this note.

     Maturities of debt are as follows:

                                   Aggregate
         Period ending April 30    Obligation
         ----------------------   -----------
                  1997            $   910,000
                  1998                 15,120
                  1999                 15,840
                  2000 - 2011         802,373
                                  -----------
                                   $1,743,333
                                  ===========

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

     The significant components of the net deferred tax asset at April 30, 1996 are as follows:

         Reserves and allowances                $254,000
         Property, Plant and equipment            52,000
         General business credit carryforward     40,000
         Net operating loss carryforward         516,000
         Other                                    73,000
                                              ----------
                                                 935,000
         Valuation allowance                     442,000
                                              ----------
                                                $493,000
                                              ==========

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

     The Committee has the authority under the 1995 Plan to determine the terms of options and/or SARs granted under the 1995 Plan, including, among other things, whether an option shall be an incentive or a nonqualified stock option, the individuals who shall receive them, whether an

SAR shall be granted separately, in tandem with or in addition to options, the number of shares to be subject to each option and/or SAR, the date or dates each option or SAR shall become exercisable and the exercise price or base price of each option and SAR; provided, however, that the exercise price of an incentive stock option may not be less than 100% of the fair market value of the Common Stock on the date of grant and not less than 110% of the fair market value in the case of an optionee who at the time of grant owns more than ten percent of the total combined voting power of the Company, or of any subsidiary or parent of the Company. During 1995, the Board of Directors granted non-qualified stock options to purchase an aggregate 880,000 shares of the Company's common stock at prices ranging from $1.50 to $2.00 per share, respectively. Options to purchase 20,000 shares granted to a director are not to be subject to the Company's stock option plan. The options were issued to key employees and a director. The options grant the right to purchase shares of the Company's common stock at the date of the grant. The options have anti-dilutive rights in the event of a split, reverse split, or recapitalization and are exercisable in whole or in part through 2005.
                                      17

11.  Employees' Benefit Plan:

     The Company instituted a profit sharing plan for its employees in 1989 by contributing 375,000 shares of its stock to the trust, having a fair market value of $165,000 on the transfer date. The Company contributed $50,000 to the plan in fiscal 1995 and no contributions were made in fiscal 1994.

12.  Unaudited Financial Statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected the year ending October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto contained herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Three Month Comparisons

For the second quarter of fiscal 1996 the Company had consolidated net sales of $3,951,750 as compared to $2,828,650 for the second quarter 1995, an increase of
39.7 %. The increase in sales is the result of shipments at the company's new International Press and Shear (IPS) operation which had no shipments in the prior year, since it did not commence operations until the fourth quarter 1995.

Consolidated net income for the second quarter 1996 was $1,513 versus $323,970 in the corresponding quarter of the prior year. Earnings per share were $.00 for the second quarter 1996 and $.16 for the second quarter 1995. The lower earnings were primarily the result of continuing start-up related costs at the IPS facility in Georgia, including large outlays for inventory and personnel whereas shipments from the new facility did not commence until January 1996.


The decrease in gross profit margin is the direct result of the manufacturing costs at the new Georgia operation which were not yet covered by shipments. The same is true of the increased selling and administration expenses which are directly related to the new subsidiary. Management anticipates that the operating results at the IPS subsidiary will be profitable by fiscal year-end.

The change in the minority interest exclusion is the result of higher shipments by the Consolidated Baling Machine Company and lower shipments by International Baler Corporation which has the minority interest shareholders.

The backlog as of May 31, 1996 was $3,103,000 as compared with $2,828,000 as of May 31, 1995, an increase of 9.7%.

Results of Operation: Six Month Comparisons

Net sales increased by 52.5% from $4,674,475 in 1995 to $7,129,377 for the first half of 1996. The large increase in sales was due in significant part to the sales at the start-up operation in Georgia.

Consolidated net income was $241,610 for the first six months of fiscal 1996 as compared to $384,329 for the same period in 1995. The major factor in this earnings decrease was the operating losses at the start-up of the IPS subsidiary of approximately $500,000. Net income per share was $.09 per share in fiscal 1996 versus $.19 in 1995.

Financial Conditions:

Working capital decreased from $1,772,035 at October 31, 1995 to $1,717,855, but increased from $1,474,693 at the end of the first quarter 1996. The increase in inventories of over $1,000,000 was the result of the initial build-up of raw materials and work-in-process at the new manufacturing plant in Georgia. The Company received $720,000 in the second quarter 1996 from a sale and lease-back arrangement with the Development Authority of Appling County, Georgia. The value of the building under the lease arrangement has been included in the fixed assets of the company.

During the second quarter the term loan balance was reduced by $47,500 to $323,333. This loan is due in equal monthly installments of $15,833 plus interest through November 1, 1997. All assets of the Company are pledged as security for the repayment of this note. As of the end of the second quarter 1996 the Company had borrowed $700,000 against its $1,000,000 line of credit with SouthTrust Bank.

Substantially all capital expenditures relating to the new Georgia facility and Jacksonville plant expansion have been completed. Capital expenditures for the remainder of fiscal 1996 are expected to be minimal.

Other than as set forth above, the Company has no commitments for any material capital expenditures. Other than as set forth above, there are no unusual or infrequent events of transactions or significant economy changes which materially effect the amount of reported income from continuing operations.

Inflation:

The cost of the Company and its subsidiaries are subject to the general inflationary trends existing in the general economy. The Company believes that expected pricing by its subsidiaries for balers will be able to include sufficient increases to offset any increase in costs due to inflation.

PART II-OTHER INFORMATION

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned hereto duly authorized.

Dated: June 11, 1996                        WASTE TECHNOLOGY CORPORATION

                                            BY:       /s/Ted C. Flood
                                                     ---------------------------
                                                     Ted C. Flood, President
                                                     (Chief Executive Officer)

                                            BY:       /s/William E. Nielsen
                                                     ---------------------------
                                                     William E. Nielsen
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)