Form 10QSB
period 1996-07-31
WASTE TECHNOLOGY CORP
filed 1996-09-13
CIK 781902

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
    X      Quarterly report pursuant to Section 13 or 15 (d) of the
   ___     Securities Exchange Act of 1934


           For the quarterly period ended July 31, 1996

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

         At August 31, 1996, Registrant had outstanding 2,431,551 shares of its Common Stock.

         Transitional small business disclosure format check one:
                            Yes ___            No X

                            WASTE TECHNOLOGY CORP.

                               TABLE OF CONTENTS

                                                                         PAGE

PART I.  FINANCIAL INFORMATION

         ITEM I.  FINANCIAL STATEMENTS

         o Balance Sheets as of July 31, 1996 and October 31, 1995        3

         o Statements of Income for the three months and nine months      5
           ended July 31, 1996 and 1995

         o Statements of Changes in Stockholders' Equity                  7
           for the period from October 31, 1994 to July 31, 1996

         o Statements of Cash Flows for the three months and nine         8
           months ended July 31, 1996 and 1995

         o Notes to Financial Statements                                 10


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                   19
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

PART II. OTHER INFORMATION

         o Signatures                                                    21

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                07/31/96             10/31/95
                                               Unaudited
ASSETS

Current Assets:
  Cash and cash equivalents                      $115,537           $1,114,342
  Accounts receivable, net of allowance
    for doubtful accounts of $91,000            2,260,209            1,157,560
  Inventories                                   3,161,554            2,344,686
  Prepaid expense and other current assets         45,238               57,916
  Deferred income tax asset                       493,000              413,000

          Total current assets                  6,075,538            5,087,504


Property, plant and equipment at cost           3,594,835            2,310,373
  Less:  accumulated depreciation               1,008,360              882,355

          Net property, plant & equipment       2,586,475            1,428,018

Real estate held for sale                               0              204,114

Other assets:
  Loan to joint venture, including
    accrued interest                               49,840               49,840
  Intangible assets, net                           70,100               78,946
  Other assets                                    184,215              164,580

          Total other assets                      304,155              293,366

          TOTAL ASSETS                         $8,966,168           $7,013,002

           WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                     07/31/96          10/31/95
                                                    Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt             $1,211,581          $296,878
  Capital Lease                                        13,955                 0
  Accounts payable                                  1,322,276           901,444
  Accrued liabilities                                 584,446           483,659
  Accrued legal fees                                  308,676           270,344
  Customer deposits                                   801,906         1,201,144
  Legal settlement                                          0           162,000

          Total current liabilities                 4,242,840         3,315,469

Long-term debt                                        304,252           228,333
Minority interest in equity of subsidiary             485,782           481,782
Capital Lease Obligation                              705,159                 0

          Total liabilities                         5,738,033         4,025,584

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized;
    2,763,314 shares issued                            27,634            27,634
  Preferred stock, par value $.0001,
    10,000 shares authorized, none issued
  Additional paid-in capital                        6,066,356         6,069,995
  Accumulated deficit                              (1,774,271)       (2,027,894)

                                                    4,319,719         4,069,735

Less:  Treasury stock, 331,763 shares at cost         419,306           419,306
Less:  Note receivable from shareholder               672,278           663,011

          Total stockholders' equity                3,228,135         2,987,418

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $8,966,168        $7,013,002

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

Three months ended:                             07/31/96           07/31/95

Net Sales                                      $3,821,563         $2,744,780

Cost of Sales                                   2,869,457          1,836,706

Gross Profit                                      952,106            908,074

Operating Expenses:
  Selling                                         423,044            217,503
  General and Administrative                      474,626            358,779

    Total operating expenses                      897,670            576,282

Operating Income                                   54,436            331,792

Other Income (Expenses):
  Interest and Dividends                           12,107             12,718
  Interest Expense                                (47,099)           (49,559)
  Other Income                                        829             34,210
  Other Expense                                    (9,159)                 0
  Net Loss on Disposal of Fixed Assets              9,159                  0

    Total Other Income (Expenses)                 (34,163)            (2,631)

Less minority interest in income of
  consolidated subsidiary                               0             32,820

Income before income taxes                         20,273            296,341

Income Tax Provision (benefit)
  Current                                          12,900             10,000
  Deferred                                              0                  0


NET INCOME                                          7,373            286,341



Earnings per share                                   0.00               0.10

Average number of shares and equivalent         2,689,844          2,456,395

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

Nine months ended:                              07/31/96            07/31/95

Net Sales                                     $10,950,940         $7,419,255

Cost of Sales                                   8,012,659          4,939,338

Gross Profit                                    2,938,281          2,479,917

Operating Expenses:
  Selling                                       1,197,190            653,230
  General and Administrative                    1,484,168            998,568

    Total operating expenses                    2,681,358          1,651,798

Operating Income                                  256,923            828,119

Other Income (Expenses):
  Interest Income                                  39,359             39,089
  Interest Expense                                (98,546)          (131,142)
  Other Income                                      7,529             60,051
  Other Expense                                   (17,367)           (25,175)
  Net gain on Disposal of Fixed Assets             23,785                618


    Total Other Income (Expenses)                 (45,240)           (56,559)

Less minority interest in income of
  consolidated subsidiary                           4,000             75,890

Income before income taxes                        207,683            695,670

Income tax provision  (benefit)
  Current                                          38,700             25,000
  Deferred                                        (80,000)                 0

NET INCOME                                        248,983            670,670



Earnings per share                                   0.09               0.29

Average number of shares and equivalent         2,695,010          2,316,846

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       for nine months ended July 31,1996


                                                       Common Stock
                                                 Par Value $.01 Authorized
                                                    25,000,000  Shares
                                              ------------------------------
                                                    NUMBER                       ADDITIONAL
                                                   OF SHARES          PAR         PAID-IN            ACCUMULATED
                                                    ISSUED           VALUE        CAPITAL              DEFICIT
                                              ------------------------------   -------------       -------------------
       Balance at October 31, 1994             2,263,314      $     22,634      $ 5,574,995      $   (2,823,482)

Issuance of 500,000 shares of common
   stock due to exercise of stock options        500,000             5,000          495,000               -
Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity
Net income                                         -                 -                -                 795,588
                                               ---------      ------------      -----------      --------------
       Balance at October 31, 1995             2,763,314      $     27,634      $ 6,069,995      $   (2,027,894)


Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                             -                 -                -                   -

Dissolution of non operating subsidiaries                                            (3,639)              4,639

Net income                                         -                 -                -                 248,984
                                               ---------      ------------      -----------      --------------
       Balance at July 31, 1996                2,763,314      $     27,634      $ 6,066,356      $   (1,774,271)
                                               =========      ============      ===========      ==============

                                                    Treasury Stock
                                                   ------------------------------
                                                         NUMBER                                                    TOTAL
                                                           OF                                                   STOCKHOLDERS'
                                                         SHARES             COST               OTHER               EQUITY
                                                   ------------------------------         --------------     ------------------
       Balance at October 31, 1994                       331,763       $  (419,306)       $   (622,656)       $   1,732,185



Issuance of 500,000 shares of common

   stock due to exercise of stock options                  -                -                   -                   500,000
Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                                                         (40,355)             (40,355)
Net income                                                -                 -                   -                   795,588
                                                         -------       -----------        ------------        -------------
       Balance at October 31, 1995                       331,763       $  (419,306)       $   (663,011)       $   2,987,418


Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                    -                 -                   (9,267)              (9,267)

Dissolution of non operating subsidiaries                                                                             1,000

Net income                                                -                 -                   -                   248,984
                                                         -------       -----------        ------------        -------------
       Balance at July 31, 1996                          331,763       $  (419,306)       $   (672,278)       $   3,228,135
                                                         =======       ===========        ============        =============

                                                                 7

              WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW

For The Three Months Ended
                                                          07/31/96   07/31/95

Cash flow from operating activities:
Net income                                               $   7,373 $   286,341

Adjustments to reconcile net income to net
cash provided by operating activities:
Items not requiring (providing) cash
included in income:
 Depreciation and amortization                              58,998      28,635
 Minority interest in income of subsidiary                       0      32,820
 Deferred income taxes                                           0           0

Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable               (605,206)    113,683
 (Increase)/decrease in inventories                        190,525    (142,549)
 (Increase)/decrease in prepaid expenses                    26,139     (34,145)
 (Increase)/decrease in other assets                       (11,441)    222,700
 Increase/(decrease) in accounts payable                   (69,205)     59,896
 Increase/(decrease) in accrued liabilities                 20,231    (271,835)
 Increase/(decrease) in customer deposits                  116,041     115,921

Total adjustments                                         (273,918)    125,126

Net cash provided by (used in) operating activities       (266,545)    411,467

Cash flows from investing activities:
 (Additions) decreases in fixed assets                    (106,077)   (133,630)
 Increase in note receivable reserve                       (10,088)   (249,967)

Net cash provided by investing activities                 (116,165)   (383,597)

Cash flows from financing activities:
 Increase/(decrease) in officer loans                            0           0
 Increase/(decrease) in long-term liabilities              491,614     (92,937)
 Proceeds from exercise of stock options                         0     500,000
 Dissolution of non operating subsidiaries                       0           0

Cash flows provided by (used in) financing
activities                                                 491,614     407,063

Net increase (decrease) in cash                            108,904     434,933

Cash and cash equivalents at beginning of period             6,633     516,308

Cash and cash equivalents at end of period                 115,537     951,241



Supplemental schedule of disclosure of cash
  flow information
Cash paid during period for:
  Interest                                                  49,671      18,402
  Income taxes                                              13,500           0

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

For The Nine Months Ended
                                                        07/31/96       07/31/95

Cash flow from operating activities:
Net income                                                 248,983     670,670

Adjustments to reconcile net income to net
cash provided by operating activities:
Items not requiring (providing) cash
included in income:
 Depreciation and amortization                             145,896      85,913
 Minority interest in income of subsidiary                   4,000      75,890
 Deferred income taxes                                     (80,000)          0

Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable             (1,102,649)   (321,623)
 (Increase)/decrease in inventories                       (816,868)   (291,873)
 (Increase)/decrease in prepaid expenses                    12,678      31,978
 (Increase)/decrease in other assets                       (19,635)    237,047
 Increase/(decrease) in accounts payable                   420,832     129,358
 Increase/(decrease) in accrued liabilities                (22,881)   (245,622)
 Increase/(decrease) in customer deposits                 (399,238)    271,018

Total adjustments                                       (1,857,865)    (27,914)

Net cash provided by(used in) operating activities      (1,608,882)    642,756

Cash flows from investing activities:
 (Additions) decreases in fixed assets                  (1,091,393)   (157,104)
 Increase in note receivable reserve                        (9,266)   (260,297)

Net cash provided by investing activities               (1,100,659)   (417,401)

Cash flows from financing activities:
 Increase/(decrease) in officer loans                            0     (50,000)
 Increase/(decrease) in long-term liabilities            1,709,736    (223,313)
 Proceeds from exercise of stock options                         0     500,000
 Dissolution of non operating subsidiaries                   1,000           0

Cash flows provided by (used in) financing
activities                                               1,710,736     226,687

Net increase (decrease) in cash                           (998,805)    452,042

Cash and cash equivalents at beginning of period         1,114,342     499,199

Cash and cash equivalents at end of period                 115,537     951,241



Supplemental schedule of disclosure of cash
  flow information
Cash paid during period for:
  Interest                                                 101,118      58,730
  Income taxes                                              39,500      40,000

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

     Minority Interest - The Company owns 85.8% of the outstanding shares of International Baler Corp. (IBC) at July 31, 1996 and 1995. IBC is the Company's primary operating subsidiary. The parent company theory has been applied in the presentation of the minority interest, whereby minority interest is separately stated as a liability on the consolidated balance sheet at an amount equal to the minority ownership percentage of the book value of the subsidiary's net assets. The minority interest in the consolidated income statement is equal to the minority ownership percentage of the subsidiary's net income or loss.

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

     Intangibles - The cost over fair value of net tangible assets of an acquired business is amortized on the straight-line method over a period of 20 years. Other intangible assets, primarily patents and a covenant not to compete, are amortized on the straight-line basis over their estimated lives of six to seventeen years. The Company periodically reviews intangibles to assess recoverability, and impairments would be recognized in operating results if a permanent decline in value were to occur. Accumulated amortization was $87,951 and $75,452 at July 31, 1996 and 1995, respectively. Amortization expense related to intangibles was $2,948 and $3,650 for each of the quarters ended July 31, 1996 and 1995.

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

     On July 15, 1991, the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The financing of the transactions was paid with funds borrowed from the Company with the unanimous approval of the Company's Board of Directors. The four individuals executed promissory notes in favor of the Company, originally payable in three annual installments due July 15, 1992--94 plus accrued interest from July 15, 1991 at the rate of 9% per annum. The former Chairman's promissory note was satisfied in 1993. The Company has extended the initial installment date of the remaining notes to begin on July 15, 1997. The debt is collateralized by a lien on the 104,591 shares of the Company's common stock and a personal guarantee of each borrower to the extent of his loan and the guarantee of General Counsel's law firm to the extent of his loan.

     On June 13, 1995 the General Counsel and his law firm exercised their option to purchase 250,000 shares of Waste Technology Corporation common stock at $1.00 per share, whereby, the Company reduced the legal fees payable to the law firm in lieu of cash. These shares are also being held as collateral for the note receivable from the General Counsel.

     The General Counsel made a payment of $21,000 on the note in the second quater 1996.

     The following is an analysis of the notes receivable and accrued interest at July 31, 1996:

                                       Accrued     Total                  Net
                           Principal   Interest    Note      Reserve    Total
                           ---------   --------    -----     -------    -----
     General Counsel       $427,364    $244,914   $672,278   $     0   $672,278
     Others                  50,000      29,688     79,688    79,688          0
                           --------    --------   --------   -------   --------
                           $477,364    $274,602   $751,966   $79,688   $672,278
                           ========    ========   ========   =======   ========

     The Company expects that a primary source for repayment of the above notes will be from the sale of the collateralized shares of the Company stock.

     The notes receivable from the General Counsel, who is also a major stockholder of the Company, is presented as a reduction of stockholders' equity.

     The income statement includes interest income on officer and director notes receivable of $10,089 and $10,088 for the quarters ending July 31, 1996 and 1995, respectively.

     An officer and director is a partner in the law firm providing legal services to the Company and as of July 31, 1996 the Company is indebted in the amount of $308,676 to this firm.

3.   Inventories:

     Inventories consisted of the following:

         July 31                                1996              1995

         Finished products                  $   307,527       $   241,332
         Work in process                    $   983,313       $   482,079
         Raw materials                      $ 1,860,714       $   914,588
                                            -----------       -----------
                                            $ 3,151,554       $ 1,610,999
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

     WT Real Estate has a 21% interest in the profits and losses of the joint venture. As of July 31, 1996, the Company had committed to fund up to $175,000 for its share of loans and loaned the sum of $166,980 to the joint venture on behalf of WT Real Estate. Management does not believe that it will be required to advance funds in excess of such commitment. WT Real Estate has a mortgage lien on the property as collateral for all sums it advances to the joint venture except that mortgage shall be subordinated to any purchase money mortgage or construction loan mortgage. The Company was to receive interest at 10% per annum, but since no interest has been received, the loan no longer accrues interest. As of July 31, 1996 accrued interest in the amount of $51,032 is included in the total of $218,012. The Company has established a reserve of $168,172 as an estimate for potential uncollectible amounts.

5.   Property, Plant and Equipment:

     The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:

         July 31,                                 1996              1995

         Land                                $    75,000        $    75,000
         Buildings and improvements            2,258,466            544,967
         Machinery and equipment               1,054,832            599,266
         Vehicles                                206,537            188,628
                                             -----------        -----------
                                               3,594,835          1,407,891
         Less: accumulated depreciation        1,008,360            850,041
                                             -----------        -----------
                                             $ 2,586,475        $   557,820
                                             ===========        ===========

     Depreciation expense was $56,050 and $25,500 in the quarter ending July 31, 1996 and 1995, respectively.

6.   Long-Term Debt:
     Long-term debt consists of the following:

                           July 31,                      1996           1995

         Term note payable to bank at prime rate
         plus 1% due in equal monthly
         installments of $15,833, plus
         interest through November 1, 1997           $ 275,833        $465,833

         Note payable to bank, at prime rate
         plus 2.5%, due in equal monthly
         installments of $4,000, including
         interest, with the remaining balance
         due in January 1996, collateralized
         by real estate with a net book value
         of $204,114                                         0         168,622

         Revolving promissory note payable to
         bank in the amount of $1,000,000,
         at prime rate plus 1/2% interest.
         Interest is payable monthly                   990,000               0

         Term note payable to Appling County,
         Georgia at 4.0 % due in equal
         monthly installments of $3,417
         through July 22, 2001                         250,000               0

         Capital Lease - Baxley, Georgia               719,114               0
                                                    ----------        --------

         TOTAL                                       2,234,947         727,392
         Current maturities                          1,225,536         904,059
                                                    ----------        --------
                                                    $1,009,411        $323,333
                                                    ==========        ========

     The Term Note contains certain covenants, whereby the Company must maintain, among other things, specified levels of tangible net worth and working capital, and maintain a specified ratio of debt to tangible net worth, and current ratio. In August, 1996 the term note was renewed for an additional $374,167 and extended for six years to September 2001. Monthly payments on the entire note ($650,000) will be $9,028 plus interest at the prime rate.

     In 1995, the Company signed a revolving promissory note with a bank in the amount of $1,000,000. Interest at prime plus 1/2% is due monthly and all amounts borrowed are due in full on July 7, 1997.

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

     Maturities of debt are as follows:
                                                              Aggregate
         Period ending July 31                               Obligation
         ---------------------                               ----------
                  1997                                        $1,225,536
                  1998                                           133,900
                  1999                                            50,728
                  2000 - 2011                                    771,381
                                                              ----------
                                                              $2,234,947
                                                              ==========
7.   Contingent Liabilities and Commitments:

     Litigation - There are various litigation proceedings in which the Company is involved. Most of the liability which the Company may have under many of these proceedings is believed to be covered by insurance. The results of other litigation proceedings cannot be predicted with certainty, however, the Company believes that the results of any litigation will not have a material adverse effect on the Company's financial condition or results of operations.

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

     The significant components of the net deferred tax asset at July 31, 1996 are as follows:

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

12. Unaudited Financial Statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1996 are not necessarily indicative of the results that may be expected the year ending October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto contained herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:  Three Month Comparisons

For the third quarter of fiscal 1996 the Company had consolidated net sales of $3,821,563 as compared to $2,744,780 for the third quarter 1995, an increase of
39.2 %. The increase in sales is the result of shipments by the company's new subsidiary, International Press and Shear (IPS), which had no shipments in the prior year, since it did not commence operations until the fourth quarter 1995.

Consolidated net income for the third quarter 1996 was $7,373 versus $286,341 in the corresponding quarter of the prior year. Earnings per share were $.00 for the third quarter 1996 and $.10 for the third quarter 1995. The lower earnings and the decrease in gross profit margin is the direct result of the manufacturing costs at the new Georgia operation which were not yet covered by shipments. The same is true of the increased selling and administration expenses which are directly related to the new subsidiary. Management anticipates that the operating results at the IPS subsidiary will be profitable by fiscal year-end.


The change in the minority interest exclusion is the result of higher shipments by the Consolidated Baling Machine Company and lower shipments by International Baler Corporation which has the minority interest shareholders.

The backlog as of August 31, 1996 was $3,144,000 as compared with $2,984,000 as of August 31, 1995, an increase of 5.4%.

Results of Operation: Nine Month Comparisons

Net sales increased by 47.6% from $7,419,255 in 1995 to $10,950,940 for the first nine months of 1996. The large increase in sales was due in significant part to the sales at the start-up operation in Georgia.

Consolidated net income was $248,983 for the first nine months of fiscal 1996 as compared to $670,670 for the same period in 1995. The major factor in this earnings decrease was the operating losses at the start-up of the IPS subsidiary of approximately $600,000. Net income per share was $.09 per share in fiscal 1996 versus $.29 in 1995.

Financial Conditions:

Working capital increased from $1,772,035 at October 31, 1995 to $1,832,698. The increase in inventories of approximately $800,000 was the result of the initial build-up of raw materials and work-in-process at the new manufacturing plant in Georgia. The Company received $720,000 in the second quarter of 1996 from a sale and lease-back arrangement with the Development Authority of

Appling County, Georgia. The value of the building under the lease arrangement has been included in the fixed assets of the company. The Company entered into a six year term loan agreement with the State of Georgia for $250,000 at 4.0% which is being used to help finance the new Georgia facility.

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

Dated: September 10, 1996           WASTE TECHNOLOGY CORPORATION

                                    BY:  /s/Ted C. Flood
                                         --------------------------------
                                         Ted C. Flood, President
                                         (Chief Executive Officer)

                                    BY:  /s/William E. Nielsen
                                         --------------------------------
                                         William E. Nielsen
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)