Form 10KSB
period 1996-10-31
WASTE TECHNOLOGY CORP
filed 1997-02-13
CIK 781902

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             REPORT ON FORM 10-KSB
(Mark One)

   |X| Annual Report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1996 or

   |_| Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______.

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

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year: $13,982,903.

      State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on February 10, 1997 of $1.375): $1,802,536.

      State the number of shares outstanding of the registrant's $.01 par value common stock as of the close of business on the latest practicable date (February 10, 1997): 2,431,551.

      Documents Incorporated By Reference: None.

      Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

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

      The Company offers a wide variety of balers, certain of which are standardized and others of which are designed to specific customer requirements. The Company's products include (i) general purpose horizontal and vertical balers, (ii) specialty balers, such as those used for radiation waste, fifty-five gallon drums, aluminum cans, and rubber and textile waste, and (iii) accessory equipment such as conveyors, rufflers, bale tying machines and plastic bottle piercers (machines which puncture plastic bottles before compaction).

            General Purpose Balers

      These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 1,500 pounds and range in price from approximately $5,000 to $250,000. General purpose baler sales constituted approximately 65% of revenues on a consolidated basis for each of the fiscal years ended October 31, 1995 and 1996.

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

      Specialty balers range in price from approximately $6,000 to $200,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 35% of revenues on a consolidated basis for each of the fiscal years ended October 31, 1995 and 1996.

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

      Most of the sales of IBC, Consolidated and IPS are made by its sales force of nine (9) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately fifteen (15%) percent of sales are made through manufacturer's representatives and dealers. The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in Europe, the Far East and South America, to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 1996 foreign sales amounted to $2,000,000 or approximately 15% of consolidated sales.

      During fiscal 1996, IBC, Consolidated and IPS had baler sales to more than 250 customers, none of which accounted for more than ten percent (10%) of their combined revenues for the year. The Company anticipates that no one customer will account for more than 10% of revenues in fiscal year ending October 31, 1997.

      IBC builds only a small quantity of balers for its inventory. Generally, it builds based on booked orders. IBC's and Consolidated's backlog of firm booked orders at December 31, 1996 was $1,950,640 as compared with $4,369,030 at December 31, 1995. The Company generally delivers its orders within four (4) months of the date booked.

      IBC, on a contract basis, supplies SWRS with parts and service which are provided by trained employees of IBC.

      Warranties and Service

      IBC, Consolidated and IPS typically warrant their products for six (6) months from the date of sale as to materials and one (1) month as to labor, and offer a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of fiscal 1996 consolidated revenues.

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

      WT Real Estate has a twenty-one (21%) percent interest in the profits and losses of the joint venture. As of October 31, 1996, the Company had committed to fund up to $175,000 for its share of loans and loaned the sum of $166,980 to the joint venture on behalf of WT Real Estate. Management does not believe that it will be required to advance funds in excess of the amount loaned to date. WT Real Estate has a mortgage lien on the property as collateral for all sums it advances to the joint venture except that mortgage shall be subordinated to any purchase money mortgage or construction loan mortgage. The Company was to receive interest at 10% per annum, but since no interest has ever been received, accrual of interest was suspended prior to the periods covered by these financial statements. As of October 31, 1996, the total receivable balance of $218,012 has been reserved as uncollectible with related charges to income of $49,840 and $50,000 in 1996 and 1995, respectively.

Employees

      As of December 31, 1996, the Company employed 108 persons as follows: 12 in management and supervision; 13 in sales and service; 73 in manufacturing; and 10 in administration and clerical.

ITEM 2. DESCRIPTION OF PROPERTIES

      IBC is the owner of the building located at 5400 Rio Grande Avenue, Jacksonville, Florida which it acquired from Waste Tech in partial satisfaction of an obligation owing by Waste Tech to IBC. The building contains approximately 62,000 square feet and is situated on eight (8) acres. Prior to the opening of the Company's newest manufacturing facility in Baxley, Georgia (see below), IBC manufactured substantially all of the Company's products at this location.

      In 1995 and 1996 the Company expanded its manufacturing capacity by the opening a 65,000 square foot manufacturing facility in Baxley, Georgia, where IPS will manufacture, in addition, extensions to the Company's product line not previously possible due to space constraints. The Company acquired the land for the facility for a nominal amount, and constructed the manufacturing facility for approximately $1,300,000.

3. LEGAL PROCEEDINGS


      Waste Tech Litigation

      (i)   Hilde Basch Fremont

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

     (ii)  G.G.C., Inc.

           The Company was prosecuting claims against GGC, Inc. and others in an action entitled Spier v. Erber, et al., 89 Civ. 1657

(HB), United States District Court, Southern District of New York, to recover approximately $1,900,000, representing the amount which it was obligated to pay pursuant to its guarantee of a non-recourse loan made to GGC, Inc., together with accrued interest from 1986. A non-jury trial was held on March 4-7, 1996. On January 20, 1997, the Court issued an opinion dismissing the Company's claims and granting judgment in favor of the defendants. The Company is now considering whether to file an appeal.

      (iii) Cavagnaro v. Waste Tech

            The Company was named as a defendant in a matter entitled George L. Cavagnaro, Patricia A. Cavagnaro as Executrix of the Estate of Nicholas J. Cavagnaro, Jr. and Pauline Cavagnaro, Plaintiffs, v. Waste Technology Corp., Defendants, pending in the New York State Supreme Court, New York County, Index No. 31336/91. In this action plaintiffs alleged that the Company has breached non-competition agreements it entered into with the each of the plaintiffs in connection with the Company's purchase of the assets of N.J. Cavagnaro & Sons Machine Corp. ("Cavagnaro & Sons"). The plaintiffs were the only shareholders of Cavagnaro & Sons. As a result of the Company's alleged breach of the non-competition agreements, plaintiffs George Cavagnaro and Patricia A. Cavagnaro claimed that the Company owed each of them $100,000.19 plus interest and plaintiff Pauline L. Cavagnaro claimed that she was owed $30,000 plus interest. Thus, the total amount plaintiffs claimed due to them, including accrued interest, was in excess of $295,000.


            The Company and plaintiffs entered into a stipulation settling this action. Pursuant to that stipulation, the Company paid the plaintiffs the sum of $162,000 in full settlement of their claims. The settlement was paid as follows:
$52,000 paid upon execution of the stipulation on November 1, 1995 and the sum of $110,000 was paid on May 29, 1996.

      (iv)  Feldman

            On January 24, 1997, the Company, its president and one of its directors were named as defendants in the matter entitled Jerome Feldman, C. Irving Gall and Edgar Stromfeld, as shareholders of International Baler Corporation, Plaintiffs, v. Theodore C. Flood, Russell McElroy and Waste Technology Corporation, Defendants pending in the United States District Court for the Middle District of Florida, Case No. 97-51-Civ.-J-10c. The action, brought as a shareholders derivative action on behalf of International Baler Corporation, seeks damages against the defendants, including, the Company, for breaches of fiduciary duty, negligence and wrongful usurpation of a corporate opportunity. Although the action has just been commenced, management as of this time is of the opinion that the plaintiffs' claims are without merit and the Company will be able to successfully defend this action.

      IBC Litigation

      (i)   Arbello

            IBC was a defendant in an action brought in New York Supreme Court, Kings County, Index No. 100028/95, by Nelson Arbello, an employee of M.Z. Berger Co., Inc. located in Long Island City, New York. During the course of his employment, plaintiff was injured while operating a baling machine. The complaint incorrectly alleged the baling machine at issue was designed and manufactured by IBC. The action was being defended by the Company's insurance carrier. The policy has a $2,000,000 limit. The action was dismissed in June 1996 when the Court granted IBC's motion for dismissal. No appeal was taken from the Court order dismissing the case and thus, the order of dismissal is final.

      (ii)  Wilson

      Plaintiff, Wilson, has filed a complaint against IBC and others for damages resulting from injuries he sustained while operating a baling machine in 1991 that was originally manufactured in 1974 in an action pending in Texas State District Court, Kaufman County, 86th Judicial District, entitled, Ritchie Wilson, Plaintiff v. Acco Trading Company, et al.,Defendants, Case No. 45636. All defendants except IBC settled with plaintiff or were dismissed in 1994. The trial court granted summary judgment in favor of IBC in 1995. The Court of Appeals for the Fifth District of Texas, in Dallas, Texas, reversed the judgment and remanded the case for further proceedings in the trial court in 1996. No trial has been scheduled, and no activity has taken place in this case since it was remanded. The Company intends to continue its vigorous defense of this case, but remains open to settlement if acceptable terms can be negotiated. Although there remains a risk that the trial will result in judgment against IBC for a substantial sum, counsel for IBC believes that IBC has at least a reasonable chance to prevail in its defense of this action.

            Consolidated Litigation

      (i)   LaSalle

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

      None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Waste Tech's common stock is presently traded on The Nasdaq Stock Market, Small Cap, under the symbol WTEK. As of December 31, 1996, the number of shareholders of record of the Company's Common Stock was 630, and management believes that there are approximately 1,800 beneficial owners of Waste Tech's common stock.

      The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 1996 and 1995 are set forth below.

      The bid price for the Common Stock shown below is reported by the National Association of Securities Dealers Automated Quotations System ("NASDAQ") represents prices between dealers without retail mark-up, mark-down or commissions, and do not necessarily reflect actual transactions.


Fiscal Year Ended
  October 31, 1996

First Quarter                       4 3/16            2 1/4
Second Quarter                      3 3/8             2 5/8
Third Quarter                       3 3/16            1 15/16
Fourth Quarter                      2 1/8             1 9/16



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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

      For fiscal 1996, consolidated sales were $13,982,901 as compared to consolidated sales of $10,329,759 for fiscal 1995, an increase of approximately 35.4%. The increase in sales was the result of sales at the International Press and Shear subsidiary in Baxley, Georgia which completed its first full year of operation. Consolidated net income for fiscal 1995 was a loss of $526,680 as compared to net income of $759,588 in fiscal 1995.

      Sales in 1995 increased $1,259,288, 13.9% over 1994 due to increased economic activity in certain niche markets including textiles and rubber. Operating expenses increased $470,632, or 22.4% in 1995 due primarily to the start-up operation at IPS (production commenced in the fourth quarter), which resulted in higher advertising, commissions, and administrative expenses. Operating expenses were up by $936,442, 36.4% in 1996 due primarily to the costs at IPS.

      Net income in 1995 and 1996 was affected by certain non-recurring items. In 1995 start-up costs at the new facility at Baxley, Georgia, were in excess of $300,000 in the fourth quarter of 1995, while only limited shipments were made by that facility in fiscal 1995. Second, the Company established a reserve of $162,000 for settlement of the Cavagnaro v. Waste Technology Corp. litigation. (See Item 3, "legal Proceedings -- Waste Tech Litigation"). Finally, in fiscal 1995 the Company recorded a deferred tax asset of $413,000 which was related to the Company's net operating loss carry forwards based on managements' estimate of future taxable income.

      In fiscal 1996, operating losses at the IPS subsidiary were the primary cause of the loss for the year. The operations of all other subsidiaries of the Company were profitable. The Company also set up a reserve of $49,840 for the receivable related to a real estate joint venture. Based on the results of operations in 1996 and current short term expectations, The Company reversed the recognition of the deferred tax asset discussed previously, at October 31, 1996.

      The losses incurred by the new subsidiary were the result of start-up costs and the significant drop in corrugated board and paper prices in the recycled products market which caused actual sales to fall short of projections. IPS operations are now running efficiently and the number of employees have been reduced to a level which is commensurate with sales levels anticipated in view of current market conditions. It is the objective of the Company to get IPS to a profitable or near break-even level by the end of 1997.


Financial Condition

      Working capital has decreased from $1,772,035 at October 31, 1995 to $1,541,678 at October 31, 1996. This decrease is the result of the reversal of the deferred tax asset and an increase in current maturities of long-term debt, partially offset by a decrease in customer deposits. The decrease in cash of approximately $975,000 was used to fund higher accounts receivable and inventory required by the IPS subsidiary.

      The term note with SouthTrust Bank was renewed in August 1996, increased by $375,167 and extended to August 2002. The original note balance of $418,333 at October 31, 1996 was due in November 1997. Monthly payments on the original note were $15,833 per month, plus interest at the prime rate + 1%. The new note is due in equal monthly installments of $9,028, plus interest at the prime rate.

      The note payable balance of $106,878 with Barnett Banks was paid off in December 1995 as the Company sold the related land and buildings of a discontinued subsidiary.

      The revolving note payable to SouthTrust Bank in the amount of $1,000,000 was renewed in July 1996 at the prime rate. Interest is payable monthly and all amounts borrowed are due in full on July 7, 1997. The balance due at October 31, 1996 was $531,652. At October 31, 1996, the Company is in violation of the covenants of the loan agreement related to minimum net worth and maximum debt to worth. As of the filing date, the lender has not waived these covenant violations nor has it demanded repayment. While no assurance can be given, management believes its available collateral to be sufficient to allow the Company to renegotiate an extension of the revolving debt and its covenant requirements prior to its expiration date or obtain alternative financing. It is anticipated that the note will be renewed in July, 1997.

      The Company also entered into financing arrangements in relation to the financing of the IPS subsidiary. First, a term note for $250,000 with Appling County, Georgia was entered into in July 1996 at a rate of 4%. monthly payments of $3,417 including interest are payable for a period extending to July, 2003. Second, the Company entered into a capital lease agreement with Development

Authority of Appling County, Georgia. Payments on this lease are $6,134.87 per month through April, 2011.

      For the year ended October 31, 1996 the Company had negative cash flow operations. Management has taken actions to improve cash flows from operations primarily by reducing personnel to a minimum level and cutting operating costs at the IPS subsidiary where possible. Management anticipates that the IPS subsidiary will attain or exceed the sales levels of 1996 and with the cost structure in place this subsidiary should perform substantially better in 1997 than in 1996. However, if orders at IPS are not sufficient to sustain a minimum cash outflow rate, management will take further action as necessary to maintain the liquidity position of the entire company.

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

      The following is the apportionment of existing directors into classes:

No. of Class            Term Expires                  Members

Class I                 1995 Annual                   Alan Morrison
                        Stockholder's Meeting         Russell McElroy
                        (to be held in 1997)

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

      For so long as Patricia Roth and Steven Roth are the owners of more than one percent (1%) of the number of outstanding shares of Common Stock, the Company has agreed to use its best efforts to cause the election of Robert Roth as a member of the Board of Directors.

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

      Background of Executive Officers and Directors

      The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

      Ted C. Flood, age 66, was elected as the President and Chief Executive Officer of the Company on February 23, 1993. He is also the President and Chief Executive Officer of Consolidated, a wholly-owned subsidiary, and IBC, a majority-owned subsidiary of the Company. He was elected as a Director of the Company in May, 1989. From 1960 to 1972 he was president of Peabody Solid Waste Management Company (EZ Pack). From 1972 to 1975 Mr. Flood was a corporate vice-president of marketing for Browning Ferris Industries. During the period from 1977 to 1988 he was the principal shareholder and president of Solid Waste Recovery Systems.

      Morton S. Robson, age 73, was elected a Director and the Secretary of the Company in 1989. On February 23, 1993, he was elected Executive Vice President of the Company. Since 1977 Mr. Robson has been the senior partner of the law firm of Robson & Miller, LLP (and its predecessor firms), which acts as general counsel to the Company. Mr. Robson obtained an LLB degree from St.
John's University School of Law.

      Alan Morrison, age 70, has served as a Director of the Company since January, 1986. Mr. Morrison has been a management consultant and private investor since 1971. In 1970, he was the founder of SCA

Services, Inc., a waste disposal company. For more than 25 years, he has been a director of the Dauphin Deposit Bank of Hanover, Pennsylvania. Mr. Morrison failed to file on a timely basis a Form 5 disclosing one transaction, the grant of a stock option.


      Russell McElroy, age 69, was appointed by the Board Of Directors as a Director of the Company in March 1993. Mr. McElroy has been active in sales of balers, and other recycling equipment, and sales management of baler companies for the past 21 years. He has been an employee of IBC since 1986. He is currently Assistant To the Chairman of IBC and Consolidated. From 1978 to 1985, Mr. McElroy was an officer and director of Selco Products Company, Baxley, GA.

      Robert Roth, age 71, is the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., and a director of Keystone Insurance Co., both publicly held companies. For more than the past five (5) years, in addition to being the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., he has also been the President and Chief Executive Officer of Browning Weldon Corp., a privately held financial company.

      William E. Nielsen, age 49, joined the Company in June 1994 as its Chief Financial Officer. Prior to joining the Company, Mr. Nielsen acted as a financial consultant to Fletcher Barnun Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993 he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a B.B.A in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 1996, October 31, 1995 and October 31, 1994(1):

----------
     (1)The law firm of Robson & Miller, LLP and its predecessor firms have provided legal services for the company. Morton S. Robson, the executive vice president and secretary and a director of the company, is the senior partner of Robson & Miller, LLP. During the fiscal 1996, Robson & Miller, LLP received $77,333 from Waste Tech and $37,232 from IBC as payment for legal services rendered. As of the end of fiscal 1996 accrued but unpaid legal fees due to Robson & Miller from Waste Tech amounted to $315,696. Further, Robson & Miller exercised an option in June, 1995 to purchase 250,000 shares of common stock at $1.00 per share. see "certain relationships and related party transactions".

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation               Long Term Awards
==============================================================================================
                                                      Other Annual    Number

Name and               Year       Salary      Bonus   Compensation      of         All Other
Principal Position                 ($)         ($)        ($)         Options     Compensation
----------------------------------------------------------------------------------------------
Leslie N. Erber,       1996        -0-         -0-         -0-          -0-            -0-(3)
former Chief
Executive Officer      1995        -0-         -0-         -0-          -0-            -0-
and President of
the Company and IBC    1994      50,000(2)     -0-         -0-          -0-            -0-
----------------------------------------------------------------------------------------------
Ted C. Flood,          1996     190,422(4)     -0-         -0-          -0-            -0-
Chief Executive
Officer and            1995     150,034(5)     -0-         -0-          -0-          203,125(7)
President of
Company and IBC        1994     125,134(6)     -0-         -0-        250,000          -0-
==============================================================================================

==============================================================================================

      No director of the Company received remuneration for services as a director during Fiscal 1996.

----------
      (2) Leslie N. Erber, formerly President of the Company, received a monthly consulting fee of $5,000 after his termination as an executive officer of the Company.

      (3) As of October 31, 1996, Mr. Erber owned no restricted shares of the Company's Common Stock.

      (4) Ted C. Flood, President of the Company and President of the Company's subsidiaries received $164,340 in compensation from IBC and IPS during the fiscal year ended October 31, 1996 and $26,082 from Consolidated during that period.

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

      (7) Such other compensation is equal to the difference between the fair market value of the Common Stock acquired on the date of exercise ($1.8125 on June 13, 1995) and the exercise price ($1.00) of the option. As of October 31, 1996, Mr. Flood held 309,500 shares of restricted Common Stock of Waste Tech, with an aggregate value of $619,000 based upon the average of the bid and asked price of the Common Stock of $2.00 on October 31, 1996, as reported by The Nasdaq Stock Market, Small Cap.

      The following table sets forth certain information relating to stock option grants during Fiscal 1996 to the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 1996:


                        OPTION GRANTS IN LAST FISCAL YEAR


                              Individualized Grants
--------------------------------------------------------------------------------

================================================================================
Name          Number of Securities  Percent of Total     Exercise or  Expiration
              Underlying            Options/SARs         Base Price   Date
              Options/SARs          Granted to           ($/Sh)
              Granted (#)           Employees in Fiscal
                                    1996
--------------------------------------------------------------------------------
Ted C. Flood         -0-                    NA               NA           NA
================================================================================

      No options were exercised during Fiscal 1996 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 1996.

Employment and Severance Agreements

      On September 15, 1996, Ted C. Flood, the President and Chief Executive officer of the Company entered into an employment agreement with the Company. The agreement is for a term of five years commencing on October 1, 1996 and terminating on September 30, 2001. Pursuant to the agreement, Mr. Flood shall receive compensation of $150,034 for the first year with increases of 5% per annum during the term of the agreement. However, in the event the Company is not profitable in any year, the Company's Board of Directors has the right to defer the 5% increase earned during that year. Such increase in income that is deferred shall be carried forward and paid in the next profitable fiscal year at the end of such fiscal year in a lump sum payment. The agreement further provides that in the event of a merger, consolidation, sale of substantially all of the Company's assets, or a sale of either a majority or plurality of the Company's stock, Mr. Flood shall have the option to allow the agreement to remain a binding obligation of the Company or the surviving or successor corporation or at such time of such event receive the balance due him under the agreement.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 1996 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group:

                                  Amount of
Name and Address of               Beneficial               Approximate
Beneficial Owner                 Ownership(8)           Percent of Class

Ted C. Flood                      578,907(9)                  23.8%
9448 Preston Trail West
Ponte Vedra Beach, Fla. 32082

----------
      (8) Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power.

      (9) Consists of 309,500 shares held directly; and 269,407 shares owned by the Waste Technology Corp. Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are Trustees.

Morton S. Robson                 293,427(10)                  12.1%
666 Third Avenue--18th Fl
New York, N.Y. 10017--4011

Alan Morrison                    120,000(11)                   4.7%
875 E. Camino Real,

Apt. 10-C
Boca Raton, Fla. 33432

Russell McElroy                   77,960(12)                   3.1%
1623 Louvre Drive
Jacksonville, Fla. 32256

Robert Roth                        1,650(13)                Less than 1%
Georgetown Electric, Ltd.
Unit 17, 2501 W. Third Street
Wilmington De., 19805

William E. Nielsen                96,003(14)                   3.9%
5400 Rio Grande Avenue
Jacksonville, Fla. 32254

All Officers and
Directors As A
Group (6 persons)              1,325,616(15)                  54.5%

----------
      (10) Consists of 39,227 shares held directly; 1,200 shares held as custodian for his minor son; 252,500 shares held by Robson & Miller, of which Mr. Robson is the senior partner; and 500 shares held by the Robson & Miller pension plan. Excludes 44,864 shares held by Kenneth N. Miller, a partner of Mr. Robson who is the beneficial and record owner of such shares. Does not include the 269,407 shares owned by the Waste Technology Corp Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are trustees since these shares are included in Mr. Flood's holdings and their inclusion here would be duplicative.

      (11) Consists of options to purchase 120,000 shares. Does not include the 269,407 shares owned by the Waste Technology Corp Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are trustees since these shares are included in Mr. Flood's holdings and their inclusion here would be duplicative.

      (12) Consists of 17,960 shares beneficially owned as an IRA beneficiary, and options to purchase 60,000 shares.

      (13) Excludes an aggregate of 157,669 shares held by family members.

      (14) Consists of 71,003 shares held jointly with his spouse and options to purchase 25,000 shares.

      (15) Includes shares owned by family members of Robert Roth as follows: his wife, Patricia B. Roth (57,091), his son, Steven F. Roth (41,984), his daughter, Kathie Cecile Roth (5,000) and his son Charles B. Roth and his wife, Marta Roth (53,594). Also includes options to purchase 205,000 shares.

Charles B. Roth and               157,669(16)                  6.5%
Marta M. Roth
1840 Spice Circle
Jacksonville, Fla.  32215


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

       Loans to Officers and Directors

            The Company and IBC entered into an agreement with Mr. Flood dated as of December 29, 1995 pursuant to which IBC assigned all of its interest in a life insurance policy it owned on Mr. Flood's life to Mr. Flood. In consideration for this assignment Mr. Flood agreed to pay IBC the sum of $145,727 which amount represented the cash surrender value of the policy as of the date of the agreement. This amount is to be paid out of the proceeds Mr. Flood or his Estate receives upon surrender of the policy or from the living proceeds or death benefit proceeds from the policy, whichever occurs first. Interest on Mr. Flood's obligation accrues at the rate of 6% per annum from the date of the agreement to the date of payment. The agreement further provides that no payment of principal or interest of this obligation shall be required to be made until such time that Mr. Flood or his Estate shall receive the proceeds from the policy. This obligation of Mr. Flood to IBC is evidenced by a promissory note executed by Mr. Flood to the order of IBC.

      The agreement further provides that all premiums due on the policy after ownership has been transferred from IBC to Mr. Flood shall be advanced by the Company. Each time that such advance is made for a premium by the Company, Mr. Flood shall execute a promissory note to the order of the Company in the amount of such premium advanced. Such note shall accrue interest at the rate of six per cent per annum and no payment of principal or interest of such notes shall be required to be made until such time that Mr. Flood or his Estate shall receive the proceeds from the policy, either upon the surrender of the policy or from the living proceeds or death benefit proceeds, whichever occurs first. As of the date of this report, the Company had advanced funds to pay two premiums on the policy each in the amount of $20,000. Mr. Flood has executed two promissory notes, each in the amount of $20,000, to the order of the Company evidencing his obligation to repay these loans to the Company.

--------
     (16) Includes shares owned by family members as follows: Patricia B. Roth (57,091), Steven F. Roth (41,984) and Kathie Cecile Roth (5,000).

      As of the date of this report, Morton S. Robson, the Company's Executive Vice President and Secretary and a Director and corporate counsel, was indebted to the Company. The transaction giving rise to the obligations owed to the Company by Mr. Robson is described below.


      On April 12, 1990, four individuals, including Leslie N. Erber, then Chairman of the Board and President of the Company, and Morton S. Robson entered into an agreement with a group of dissident shareholders to purchase an aggregate of 294,182 shares at a purchase price of $4.00 per share. Mr. Erber and Mr. Robson each purchased 134,951 shares of stock. Such number of shares and purchase price have been adjusted to reflect the one for four (1:4) reverse stock split effected on November 13, 1991. The dissidents had previously filed Forms 14B with the Commission indicating their intention of seeking control of the Company through the solicitation of consents from shareholders to a reduction in the number of directors and the replacement of the present directors with directors nominated by the dissident group. As part of the agreement to purchase the shares, the dissident shareholders who were selling their shares agreed that, for a period of ten years, they would not seek to obtain control of the Company or solicit proxies in opposition to the Board of Directors on any matter.

      Messrs. Erber and Robson and the two other persons borrowed the aggregate amount of $1,244,328 from the Company in 1990 and 1991 to purchase these shares. Most of the loan (91.5%) was made in equal amounts to the President and the Secretary. Those advances were secured by a lien on the 294,182 shares of Common Stock. In addition, Mr. Erber agreed to transfer to the Company as additional collateral, 156,000 shares of stock of the Company. Approximately one-half of this sum was advanced on April 12, 1990 and the balance during 1991. In April 1990, promissory notes evidencing the first half of the funds were executed by these persons bearing interest at the rate of 9% per annum and payable in three annual installments commencing on April 12, 1991. Thereafter, independent members of Waste Tech's Board of Directors unanimously extended the payment due date of each payment for one (1) year. New promissory notes to Waste Tech were thereafter executed for the full amount of the advance, payable in three annual installments commencing April 12, 1992. The notes were secured by a lien on all of these shares which were acquired. In June 1992, $200,000 of the principal amount of these loans was repaid to the Company through a sale of 100,000 of the acquired shares at $2.00 per share. Payment of the remainder of the principal due in 1993 and 1994, together with the accrued interest, was deferred for two years by the Company's Board of Directors, and subsequently deferred again until 1997.

      Thereafter, Mr. Erber, in connection with his termination as President of the Company, turned in all of his stock in to the Company and IBC in full satisfaction of his obligation of $698,527.

      In June 1995 Robson & Miller exercised a stock option to purchase 250,000 shares of Common Stock (the "250,000 Shares") at $1.00 per share, by offsetting $250,000 of the fees that were due and owing from the Company. As of the end of fiscal 1995, the Company owed Mr. Robson's law firm the sum of $160,130 for legal fees and disbursements. The Company has acquired a security interest in the 250,000 Shares held by Robson & Miller as collateral security for repayment of the outstanding loan of Mr. Robson. As of October 31, 1996 Mr. Robson still owed the Company $448,364 together with accrued interest, and has indicated that Robson & Miller intends to commence to sell such shares to satisfy the obligation of Mr. Robson. The largest aggregate outstanding loan balance of Mr. Robson during the past two (2) fiscal years was $681,261.

Related Party Transactions

      Legal Services

      The law firm of Robson & Miller, LLP and its predecessors have provided legal services for the Company and its subsidiaries. Morton S. Robson, the Secretary and a Director of the Company is a partner of Robson & Miller, LLP, general counsel to the Company. During the fiscal 1996, Robson & Miller, LLP received $77,333 from Waste Tech and $37,232 from IBC as payment for legal services rendered. As of the end of fiscal 1996 accrued but unpaid legal fees due to Robson & Miller, LLP, from the Company amounted to $315,696. In fiscal 1994 Robson & Miller was granted an option to purchase 250,000 shares at $1.00 per share for a five year period, in consideration of forbearing collection of past due legal fees. As noted above, on June 13, 1995, Robson & Miller exercised a stock option to purchase the 250,000 Shares at $1.00 per share, by offsetting $250,000 of the fees that were due and owing form the Company.

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

      Robert Roth

      Members of the immediate family of Robert Roth, one of the Directors of the Company own an aggregate of 6.5% of the Company's outstanding and issued stock. The shares of stock are owned by his wife, Patricia B. Roth (57,091), his son, Steven F. Roth (41,984), his daughter, Kathie Cecile Roth (5,000) and his son Charles B.

Roth and his wife, Marta Roth (53,594). Pursuant to the terms of an agreement dated May 11, 1993 between Patricia Roth, Steven Roth and Robert Roth so long as Patricia Roth and Steven Roth are the owners of more than one percent (1%) of the number of outstanding shares of Common Stock, the Company has agreed to use its best efforts to cause the election of Robert Roth as a member of the Board of Directors.

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

10.3 Non-Competition Agreement dated February 3, 1987 between the Company and N.
J. Cavagnaro & Sons Machine Corp., George L. Cavagnaro, Nicholas J. Cavagnaro, Jr. and Pauline L. Cavagnaro.

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

Exhibit Number and Description

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

Barnett Bank of Jacksonville, N.A., dated September 15, 1994

10.36.3 Promissory Note between Ram Coating Technology Corp. and Barnett Bank of Jacksonville, N.A., dated September 15, 1994

10.36.4 Continuing Unlimited Commercial Guaranty by International Baler Corporation to Barnett Bank of Jacksonville, N.A. dated September 15, 1994

10.36.5 Continuing Unlimited Commercial Guaranty by Waste Technology Corp. to Barnett Bank of Jacksonville, N.A. dated September 15, 1994

(xiii)Annual Report on Form 10K for the Fiscal Year ended October 31, 1995:

Exhibit Number and Description

4.1 1995 Stock Option Plan

      The following exhibits are filed herewith:

10.37 Employment Agreement between Waste Technology Corp. and Ted C. Flood dated as of September 15, 1996

10.38 Agreement between International Baler Corporation and Ted C. Flood dated as December 29, 1995

10.38.1 Promissory Note made by Ted C. Flood to the order of International Baler Corporation dated December 29, 1995.

10.38.2 Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated April 5, 1996.

10.38.3 Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated October 5, 1996.

21 List of Subsidiaries

                             WASTE TECHNOLOGY CORP.
                                AND SUBSIDIARIES

                              REPORT ON AUDITS OF
                       CONSOLIDATED FINANCIAL STATEMENTS

                 for the years ended October 31, 1996 and 1995

Table of Contents

                                                                       Pages

Report of Independent Accountants                                       F-1

Consolidated Financial Statements:

      Consolidated Balance Sheets at October 31, 1996 and 1995          F-2

      Consolidated Statements of Income for the Years Ended
        October 31, 1996 and 1995                                       F-3

      Consolidated Statements of Stockholders' Equity for the
        Years Ended October 31, 1996 and 1995                           F-4

      Consolidated Statements of Cash Flows for the Years
        Ended October 31, 1996 and 1995                                 F-5

      Notes to Consolidated Financial Statements                      F-6-F-15

Report of Independent Accountants

To the Stockholders of
Waste Technology Corp.

We have audited the accompanying consolidated balance sheets of Waste Technology Corp. and Subsidiaries (the Company) as of October 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully discussed in Note 3, the Company has significant transactions with the Company's General Counsel and a member of senior management, who are also directors of the Company.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company is in violation of certain debt covenants, which could result in nonrenewal of the Company's revolving promissory note and acceleration of the due date of the related term note payable to bank, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, should the lender choose to accelerate the due date or choose not to renew the revolving debt, are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ COOPERS & LYBRAND L.L.P.

Jacksonville, Florida
December 20, 1996, except as to Note 8, for which the date is February 13, 1997.

WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of October 31, 1996 and 1995

                                         ASSETS                                                1996            1995
Current assets:
      Cash                                                                                 $    140,000    $  1,114,342
      Accounts receivable, net of allowance for doubtful accounts of $91,000 and $92,447      1,410,956       1,157,560
      Inventories                                                                             3,162,208       2,344,686
      Prepaid expenses and other current assets                                                  43,208          57,916
      Deferred income tax asset                                                                      --         413,000
                                                                                           -------------   -------------
                  Total current assets                                                        4,756,372       5,087,504
                                                                                           -------------   -------------

Property, plant and equipment                                                                 2,528,643       1,428,018
Real estate and other property held for sale                                                         --         204,114
                                                                                           -------------   -------------
                                                                                              2,528,643       1,632,132
                                                                                           -------------   -------------
Other assets:
      Loan to joint venture, including accrued interest (Note 4)                                     --          49,840
      Intangible assets, net                                                                     67,152          78,946
      Other assets                                                                               18,049         164,580
                                                                                           -------------   -------------
                                                                                                 85,201         293,366
                                                                                           -------------   -------------

                  Total assets                                                             $  7,370,216    $  7,013,002
                                                                                           =============   =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Revolving promissory note                                                            $    631,944    $    296,878
      Current portion of long-term debt and capital lease obligation                            577,831              --
      Accounts payable                                                                        1,031,224         901,444
      Accrued liabilities                                                                       498,284         483,659
      Customer deposits                                                                         683,324       1,201,144
      Legal settlement payable                                                                       --         162,000
                                                                                           -------------   -------------
                  Total current liabilities                                                   3,422,607       3,045,125

Accrued legal fees                                                                              315,696         270,344
Long-term debt                                                                                  210,324         228,333
Obligation under capital lease, less current maturities                                         701,568              --
Minority interest in equity of subsidiary                                                       509,369         481,782
                                                                                           -------------   -------------


                  Total liabilities                                                           5,159,564       4,025,584
                                                                                           -------------   -------------

Contingent liabilities and commitments (Note 9, 10)

Stockholders' equity:
      Common stock, par value $.01;25,000,000 shares authorized;
      2,763,314 and 2,763,314 shares issued and outstanding                                      27,634          27,634
      Preferred stock, par value $.0001, 10,000,000 shares authorized; none issued                   --              --
      Additional paid-in capital                                                              6,066,356       6,069,995
      Accumulated deficit                                                                    (2,588,935)     (2,027,894)
                                                                                           -------------   -------------
                                                                                              3,505,055       4,069,735
         Less:  Treasury stock, 331,763 shares, at cost                                         419,306         419,306
         Less:  Notes receivable from shareholders                                              875,097         663,011
                                                                                           -------------   -------------
                  Total stockholders' equity                                                  2,210,652       2,987,418
                                                                                           -------------   -------------

                  Total liabilities and stockholders' equity                               $  7,370,216    $  7,013,002
                                                                                           =============   =============

See accompanying notes.

WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended October 31, 1996 and 1995

                                                                                           1996              1995
Net sales                                                                             $   13,982,903    $    10,329,759
Cost of sales                                                                             10,502,750          7,061,919
                                                                                      ---------------   ----------------
                  Gross profit                                                             3,480,153          3,267,840
                                                                                      ---------------   ----------------

Operating expenses:
        Selling                                                                            1,573,593            948,530
        General and administrative                                                         1,859,629          1,515,350
        Provision for doubtful accounts and loan to joint venture                             73,100            106,000
                                                                                      ---------------   ----------------
                                                                                           3,506,322          2,569,880
                                                                                      ---------------   ----------------

                  Operating income                                                           (26,169)           697,960
                                                                                      ---------------   ----------------
Other income (expenses):
        Interest                                                                              63,645             58,335
        Net gain (loss) on disposal of fixed assets                                           24,985              1,994
        Other                                                                                 (8,531)            67,383
        Interest expense                                                                    (150,023)          (184,986)
        Provision for legal settlement                                                            --           (162,000)
                                                                                      ---------------   ----------------
                                                                                             (69,924)          (219,274)
                                                                                      ---------------   ----------------

                                                                                             (96,093)           478,686

Minority interest in income of consolidated subsidiary                                       (27,587)           (52,098)
                                                                                      ---------------   ----------------
(Loss) income before income taxes                                                           (123,680)           426,588
                                                                                      ---------------   ----------------
Income tax provision (benefit):
        Current                                                                               29,000             44,000
        Deferred                                                                             413,000           (413,000)
                                                                                      ---------------   ----------------
                                                                                             442,000           (369,000)
                                                                                      ---------------   ----------------

                  Net (loss) income                                                   $     (565,680)   $       795,588
                                                                                      ===============   ================

Earnings (loss) per share                                                             $         (.21)   $           .33
                                                                                      ===============   ================

                  Weighted average number of common and common equivalent
                            shares outstanding
                                                                                           2,655,161          2,430,732
                                                                                      ===============   ================

See accompanying notes.

WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended October 31, 1996 and 1995

                                             Common Stock
                                            Par Value $.01
                                              Authorized
                                           25,000,000 Shares                            Treasury Stock
                                           -----------------                           -----------------    Notes       Total
                                             Number           Additional               Number             Receivable    Stock-
                                           of Shares   Par     Paid-In    Accumulated    of                  From      holders'
                                             Issued   Value    Capital      Deficit    Shares    Cost     Stockholder   Equity
                                           --------- -------  ----------  -----------  ------- ---------  ----------- ----------
Balance at October 31, 1994                2,263,314 $22,634  $5,574,995  $(2,823,482) 331,763 $(419,306) $(622,656)  $1,732,185

Issuance of 500,000 shares of common stock   500,000   5,000     495,000           --       --        --         --      500,000
Adjustment of note receivable from
      shareholder as a reduction of
      stockholders' equity                        --      --          --           --       --        --    (40,355)     (40,355)
Net income                                        --      --          --      795,588       --        --         --      795,588
                                           --------- -------  ----------  -----------  ------- ---------   --------    ---------
Balance at October 31, 1995                2,763,314  27,634   6,069,995   (2,027,894) 331,763  (419,306)  (663,011)   2,987,418

Adjustment of notes receivable from
      shareholders as a reduction of
      stockholders' equity                        --      --          --           --       --        --    (212,086)    (212,086)
Other                                             --      --      (3,639)       4,639       --        --          --        1,000
Net loss                                          --      --          --    (565,680)       --        --          --     (565,680)
                                           --------- -------  ----------  -----------  ------- ---------   ---------   ----------
Balance at October 31, 1996                2,763,314 $27,634  $6,066,356  $(2,588,935) 331,763 $(419,306)  $(875,097)  $2,210,652
                                           ========= =======  ==========  ===========  ======= =========   =========   ==========

See accompanying notes.

WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended October 31, 1996 and 1995

                                                                                               1996           1995
Cash flows from operating activities:
      Net (loss) income                                                                    $  (565,680)   $     795,588
                                                                                           -------------  --------------
      Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Writedown on land and building held for sale                                                --          10,775
         Writedown on investment in joint venture                                                49,840              --
         Loss on disposal of property held for sale                                               9,648              --
         Gain from sale of equipment                                                             (1,200)         (1,994)
         Gain from sale of equity securities                                                         --         (12,101)
         Dissolution of non-operating subsidiaries                                                1,000              --
         Depreciation and amortization                                                          270,270         125,820
         Provision for doubtful accounts                                                         23,260         106,000
         Increase in cash surrender value of key man life insurance policy                           --         (37,450)
         Insurance premiums paid on behalf of Company president, plus interest                  (47,181)             --
         Minority interest in income of subsidiary                                               27,587          52,098
         Deferred income taxes                                                                  413,000       (413,000)
      Increase (decrease) from changes in:
         Accounts receivable                                                                   (276,656)          7,603
         Inventories                                                                           (817,522)     (1,025,560)
         Prepaid expenses and other current assets                                               14,708          24,674
         Other assets                                                                              (125)          5,658
         Accounts payable                                                                       129,780         637,889
         Accrued liabilities and legal fees                                                      59,977         126,888
         Customer deposits                                                                     (517,820)      1,143,511
         Reserve for legal settlement                                                          (162,000)        162,000
                                                                                           -------------  --------------
                  Total adjustments                                                            (823,434)        912,811
                                                                                           -------------  --------------
                  Net cash (used in) provided by operating activities                        (1,389,114)      1,708,399
                                                                                           -------------  --------------
Cash flows from investing activities:
      Increase in notes receivable from shareholders                                            (18,250)        (40,355)
      Repayment of notes payable--other                                                              --         (50,000)
      Purchase of property and equipment                                                       (639,100)       (960,233)
      Proceeds from sale of marketable securities                                                    --          37,101
      Proceeds from sale of property held for resale                                            194,466              --
      Proceeds from sale of equipment                                                             1,200           2,181
                                                                                           -------------  --------------
                  Net cash used in investing activities                                       (461,684)     (1,011,306)
                                                                                           -------------  --------------
Cash flows from financing activities:
      Proceeds from debt                                                                      2,589,167              --
      Issuance of common stock                                                                       --         250,000

      Principal payments of long-term debt agreements and capital leases                     (1,712,711)       (332,557)
                                                                                           -------------  --------------
                  Cash flows used in financing activities                                       876,456         (82,557)
                                                                                           -------------  --------------

Net (decrease) increase in cash                                                                (974,342)        614,536
Cash at beginning of period                                                                   1,114,342         499,806
                                                                                           -------------  --------------
Cash at end of period                                                                      $    140,000   $   1,114,342
                                                                                           =============  ==============
Supplemental Schedule of Disclosure of Cash Flow Information
      Cash paid during period for:
         Interest                                                                          $    132,740   $      85,665
                                                                                           =============  ==============
         Income taxes                                                                      $     39,500   $       9,586
                                                                                           =============  ==============

Supplemental Disclosures of Non-Cash Transactions
       During 1996, the Company transferred a life insurance policy to its president, who is also a director, in exchange for a note receivable of $193,836, which represents the cash surrender value of the policy at date of transfer, plus premiums paid and interest.

       During 1996, the Company entered into a capital lease agreement in the amount of $720,000 relating to a new manufacturing facility.

       The General Counsel, who is also a director, exercised $250,000 of options during 1995 and the Company reduced the liability for legal fees payable to the director by $250,000.

See accompanying notes.

WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business:

       The Company is a manufacturer of baling machines which utilize mechanical, hydraulic and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills and paper recycling facilities throughout the United States, the Far East and South America. The Company has two manufacturing subsidiaries, International Baler Corp.
       (IBC), located in Jacksonville, Florida, and International Press and Shear, Corp. (IPS), located in Baxley, Georgia. The IPS subsidiary was formed in the second quarter of fiscal 1995 and greatly expanded the manufacturing capacity of the Company.

2.     Accounting Policies:

       Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Waste Technology and all of its wholly owned and majority owned subsidiaries (Company). Intercompany balances and material intercompany transactions have been eliminated in consolidation.

       Minority Interest - Minority interest represents the minority stockholders' proportionate share of the equity of International Baler Corp. (IBC). The Company owns 85.8% of the outstanding shares of IBC, its primary operating subsidiary, at October 31, 1996 and 1995.

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

       Intangibles - The cost over fair value of net tangible assets of an acquired business is amortized on the straight-line method over a period of 20 years. Other intangible assets, primarily patents and a covenant not to compete, are amortized on the straight-line basis over their estimated lives of six to seventeen years. The Company periodically reviews intangibles to assess recoverability, and impairments would be recognized in operating results if a permanent decline in value were to occur. Accumulated amortization was $90,900 and $79,105 at October 31, 1996 and 1995, respectively. Amortization expense related to intangibles was $11,795 and $14,600 for the years ended October 31, 1996 and 1995, respectively.

       Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method of deferred tax, assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

       Stock-Based Compensation - In 1997, the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on November 1, 1996. The adoption of this standard will not impact its results of operations, financial position or cash flows.

3.     Loan and Notes Receivable--Officers and Directors:

       On April 12, 1990, four individuals, including the former Chairman of the Board, and the Executive Vice President, General Counsel, Secretary and Director of the Company, entered into an agreement with a group of dissident shareholders to purchase an aggregate of 294,182 shares of the Company at a purchase price of $4 per share. The former Chairman and the General Counsel each purchased 134,591 shares of common stock and the other two individuals purchased an aggregate of 25,000 shares.

       On July 15, 1991, the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The financing of the transactions was paid with funds borrowed from the Company with the unanimous approval of the Company's Board of Directors. The four individuals executed promissory notes in favor of the Company, originally payable in three annual installments due July 15, 1992-94 plus accrued interest from July 15, 1991 at the rate of 9% per annum. The former Chairman's promissory note was satisfied in 1993. The Company has extended the initial installment date for the General Counsel to begin on July 15, 1997. The debt is collateralized by a lien on the 104,591 shares of the Company's common stock and a personal guarantee of each borrower to the extent of his loan and the guarantee of General Counsel's law firm to the extent of his loan. The Company expects that a primary source for repayment of the notes will be from the sale of the collateralized shares of the Company stock. The notes receivable from the General Counsel, who is also a major stockholder of the Company, is presented as a reduction of stockholders' equity.

       On June 13, 1995 the General Counsel and his law firm exercised their option to purchase 250,000 shares of Waste Technology Corporation common stock at $1.00 per share, whereby, the Company reduced the legal fees payable to the law firm in lieu of cash. These shares are also being held as collateral for the note receivable from the General Counsel.

       On December 29, 1995, the Company transferred a life insurance policy on the life of its president to the president in exchange for a note receivable. The amount of the note receivable is equal to the amount of the cash surrender value of the policy at the time of the transfer. Interest accrues at the rate of 6% per annum. No principal or interest is due until proceeds from the policy are realized. The note receivable from the president, who is also a major stockholder of the Company, is presented as a reduction of stockholders' equity.

       The following is an analysis of the notes receivable and accrued interest at October 31, 1996:

                                               Accrued      Total                   Net
                                 Principal    Interest      Note     Reserve       Total
                                 ----------  ----------  ---------- ----------  ----------
          General Counsel        $ 427,364   $ 253,897   $ 681,261  $      --   $ 681,261
          President                185,727       8,109     193,836         --     193,836
          Others                    50,000      34,188      84,188     84,188          --
                                 ----------  ----------  ---------- ----------  ----------
                                 $ 663,091   $ 296,194   $ 959,285  $  84,188   $ 875,097
                                 ==========  ==========  ========== ==========  ==========

       The income statement includes interest income on officer and director notes receivable of $47,359 and $44,855 for 1996 and 1995, respectively.

       An officer and director is a partner in the law firm providing legal services to the Company and as of October 31, 1996 the Company is indebted in the amount of $315,695 to this firm.

       Legal expenses to the General Counsel and his law firm were $105,231 and $113,347 for fiscal 1996 and 1995, respectively.

4.     Inventories:

       Inventories consisted of the following:

                                              1996            1995

       Finished products                  $    326,358    $    262,528
       Work in process                       1,347,229         574,528
       Raw materials                         1,488,621       1,507,630
                                          -------------   -------------
                                          $  3,162,208    $  2,344,686
                                          =============   =============

5.     Real Estate Venture:

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

       WT Real Estate has a 21% interest in the profits and losses of the joint venture. As of October 31, 1996, the Company had committed to fund up to $175,000 for its share of loans and loaned the sum of $166,980 to the joint venture on behalf of WT Real Estate. Management does not believe that it will be required to advance funds in excess of the amount loaned to date. WT Real Estate has a mortgage lien on the property as collateral for all sums it advances to the joint venture except that mortgage shall be subordinated to any purchase money mortgage or construction loan mortgage. The Company was to receive interest at 10% per annum, but since no interest has ever been received, accrual of interest was suspended prior to the periods covered by these financial statements. As of October 31, 1996, the total receivable balance of $218,012 has been reserved as uncollectible with related charges to income of $49,840 and $50,000 in 1996 and 1995, respectively.


6.     Property, Plant and Equipment:

       The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:

                                                                       1996            1995
         Land                                                    $     75,000    $     75,000
         Buildings and improvements                                 2,264,675       1,274,339
         Machinery and equipment                                    1,112,161         743,452
         Vehicles                                                     181,330         217,582
                                                                 -------------   -------------
                                                                    3,633,166       2,310,373
         Less:  accumulated depreciation and amortization           1,104,523         882,355
                                                                 -------------   -------------
                                                                 $  2,528,643    $  1,428,018
                                                                 =============   =============

       Depreciation expense was $258,475 and $111,219 in 1996 and 1995, respectively. Included in buildings and improvements are assets recorded under a capital lease in the amount of $1,359,189. Amortization of the assets under capital lease in the amount of $43,647 is included in depreciation expense.

7.     Notes Payable--Other:

       In August 1991, a note was issued by the Company to the father of the former owner of Ram Industrial Coating, Inc., a former subsidiary of the Company, in consideration of a loan in the amount of $150,000 carrying interest at 10 1/2% per annum. The remaining balance of the note payable of $50,000 was repaid in fiscal 1995.

8.     Long-Term Debt:

       Long-term debt consists of the following:

                                                                                         1996               1995
         Term note payable to bank, at prime rate, due in equal monthly
            installments of $9,028, plus interest, through August 2002.              $    631,944      $    418,333


         Note payable to bank, at prime rate plus 2.5%, due in equal monthly installments of $4,000, including interest, with the remaining balance due in January 1996, collateralized by real estate with a
            net book value of $204,114.                                                        --           106,878

         Revolving promissory note payable to bank in the amount of $1,000,000.
            Interest at prime payable monthly. All amounts borrowed are due in
            full on May 30, 1997.                                                         531,652                --

         Term note payable to Appling County, Georgia at 4.0%, due in monthly
            installments of $3,417, including interest through July 2003.                 242,222                --
                                                                                     -------------     -------------
                                                                                        1,405,818           525,211
         Amounts classified as current                                                  1,195,494           296,878
                                                                                     -------------     -------------
                                                                                     $    210,324      $    228,333
                                                                                     =============     =============

       The bank's prime rate at October 31, 1996 was 8.25%. The carrying value of the Company's debt approximates fair value.

       The term note payable to bank and the revolving promissory note contain certain covenants, whereby the Company must maintain, among other things, specified levels of minimum net worth and working capital, and maintain a specified ratio of maximum debt to worth, and current ratio. The term note payable contains cross default provisions as related to the revolving promissory note and other debt agreements.

       The Company is in violation of the covenants related to minimum net worth and maximum debt to worth. As of the date of issuance of these financial statements, the lender has not waived these covenant violations nor has it demanded repayment. While no assurance can be given, management believes its available collateral to be sufficient to allow the Company to renegotiate an extension of the revolving debt and covenant requirements prior to the expiration date of the debt or obtain alternative financing.

       The Company has pledged substantially all of its assets as collateral under the term loan and revolving loan agreement.

       Contractural maturities are as follows:

                                                              Aggregate
                                                             Obligation
                                                            ------------

            Period ending October 31:
                      1997                                  $   671,883
                      1998                                      141,531
                      1999                                      142,883
                      2000                                      144,291
                      2001                                      145,756
                      Beyond                                    159,474
                                                            ------------
                                                            $ 1,405,818
                                                            ============

9.     Capital Lease:

       During 1996, the International Press and Shear (IPS) subsidiary entered into a lease agreement for its manufacturing facility, which has been accounted for as a capital lease, as the ownership of the facility is transferred to IPS when the lease obligation is satisfied.

       The following schedule provides for the minimum future lease payments and the present value of the commitment for the capital lease as of October 31, 1996:

            1997                                            $    73,618
            1998                                                 73,619
            1999                                                 73,618
            2000                                                 73,619
            2001-2011                                           677,983
                                                            ------------
            Total net minimum lease payments                    972,457
            Less:  Amounts representing interest               (256,608)
                                                            ------------
            Present value of net minimum obligations            715,849
            Less current portion                                (14,281)
                                                            ------------
            Long-term obligations                           $   701,568
                                                            ============

       The present value of minimum future obligations shown above are calculated based on an 8.25% interest rate determined to be applicable at the inception of the lease. Interest expense on the outstanding obligations under capital leases was $32,658 for the period ending October 31, 1996.

       The cost, accumulated amortization and net book value of equipment under capital lease at October 31, 1996 are shown below. Cost represents the Company's direct investment in the facility.

              Cost                                 $  1,359,189
              Accumulated amortization                  (43,647)
                                                   -------------
              Net book value                       $  1,315,542
                                                   =============

10.    Contingent Liabilities and Commitments:

       Litigation - The Company is subject to legal proceedings and claims which arise in the ordinary course of business. While any litigation contains an element of uncertainty, management, based upon the opinion of the Company's General Counsel and other attorneys acting on behalf of the Company, presently believes that the outcome of each such proceeding or claim which is pending or threatened will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

       Other - The Company had an employment agreement with its president for a term of five years commencing on August 1, 1993 and ending August 1, 1998. Annual compensation pursuant to the contract was $100,627, increased 5% per year for the years 1996 to 1998. Effective October 1, 1996, the Company has amended its employment agreement with its president. The new agreement has a term of five years and the annual compensation is $150,034 in year one with a 5% increase each year in the term. In the event of a change in ownership of the Company and the president is not retained, he shall receive as a lump sum the compensation owed for the remaining term of the agreement.

       Additionally, the Company has a severance agreement with its president, whereby in the event of change of control of IBC and the subsequent termination of employment of him for any reason other than cause, IBC shall be required to pay to him an amount equal to 2.99 times his salary at IBC prior to any change in control.

       The Company has also committed to pay premiums on a life insurance policy owed by its president to keep the policy in force. Annual premiums approximate $40,000.

11.    Income Taxes:

       The differences between the federal statutory tax rate and the Company's effective rate are as follows:

                                                             Fiscal 1996                 Fiscal 1995
                                                      ------------------------    -------------------------
                                                         Amount     Percentage       Amount      Percentage
                                                      -----------   ----------    ------------   ----------
          Federal income tax at statutory rate        $  (43,600)        (34)%    $   145,000           34%
          State income taxes (benefit), net of
                federal income tax effect                 (3,000)         (2)          15,000            4

          Non-utililization of operating losses           43,600          34
          Benefit of operating loss carryforwards                                    (145,000)         (34)
          Alternative minimum taxes                           --          --            7,000            2
          Other                                           32,000          25           22,000            5
          Change in valuation allowance                  413,000          --         (413,000)         (97)
                                                      -----------   ---------     ------------   ----------
          Provision (benefit) for income taxes        $  442,000          23%     $  (369,000)         (86)%
                                                      ===========   =========     ============   ==========

       The Company files consolidated federal income tax returns with its subsidiaries and separate corporate state income tax returns.

       The net change in the total valuation allowance for the year ended October 31, 1996 was an increase of $493,000. Realization of net deferred tax assets is dependent on generating sufficient taxable income in the future. Based on current and anticipated future economic condition, management cannot ascertain that it is more likely than not that any portion of the net deferred tax asset will be realized.

       The significant components of the net deferred tax asset at October 31, 1996 are as follows:

                                                             1996                 1995
       Reserves and allowances                         $       242,000       $      254,000
       Property, Plant and equipment                            60,000               52,000
       General business credit carryforward                     41,000               40,000
       Net operating loss carryforward                         578,000              516,000
       Other                                                    94,000               73,000
                                                       ----------------      ---------------
                                                             1,015,000              935,000
       Valuation allowance                                   1,015,000              522,000
                                                       ----------------      ---------------
                                                       $            --       $      413,000
                                                       ================      ===============

       Net operating loss carryforwards for tax purposes are $1,401,000, which expire in years 2005 through 2007. The difference in net operating losses results primarily from recognition of bad debt expense and accrued expenses for financial reporting purposes, not recognized for tax purposes. IBC has general business credit carryforwards of approximately $41,000, which expire in the years 1997 through 2000. The

       Company has an Alternative Minimum Tax Credit of approximately $15,000.

12.    Earnings (Loss) Per Common and Common Equivalent Share:

       Earnings (loss) per common and common equivalent share are calculated using the weighted average number of common shares outstanding during each year and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value.

13.    Stock Options:

       Effective in fiscal 1995, the Board of Directors of the Company adopted the 1995 Stock Option Plan ("1995 Plan"). Under the 1995 Plan, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, may be granted to key employees, including officers, and/or stock appreciation rights ("SARs") may be granted to key employees, officers, directors and consultants of the Company and its present and future subsidiaries to purchase an aggregate of 1,000,000 shares of the Company's common stock (the "Common Stock").

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

       The Committee has the authority under the 1995 Plan to determine the terms of options and/or SARs granted under the 1995 Plan, including, among other things, whether an option shall be an incentive or a nonqualified stock option, the individuals who shall receive them, whether a SAR shall be granted separately, in tandem with or in addition to options, the number of shares to be subject to each option and/or

       SAR, the date or dates each option or SAR shall become exercisable and the exercise price or base price of each option and SAR; provided, however, that the exercise price of an incentive stock option may not be less than 100% of the fair market value of the Common Stock on the date of grant and not less than 110% of the fair market value in the case of an optionee who at the time of grant owns more than ten percent of the total combined voting power of the Company, or of any subsidiary or parent of the Company.

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

       In March 1994 and February 1993, the Board of Directors issued 275,000 and 350,000 non-qualified stock options, respectively, to purchase 275,000 and 350,000 shares, respectively, of the Company's common stock at $1 per share. The options have anti-dilutive rights in the event of a split, reverse split or recapitalization and are exercisable in whole or in part through March 2004 and September 1, 2002, respectively. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. Options outstanding as of October 31, 1996 are 25,000 and 100,000, respectively.

       In 1993, the board of directors granted 65,000 options to a creditor in satisfaction of a liability. The options are exercisable at $1 5/8, the market value of the Company's stock at the date of the grant, and vested upon issuance. The options have anti-dilutive rights in the event of a split, reverse split or recapitalization and are exercisable in whole or in part through December 1998.

       Stock option activity is shown below:

                                                                Option Price
                                                  Shares         Per Share
                                               ------------     ------------

       Outstanding, October 31, 1994               690,000      $1.00-$1.625
           Granted                                 880,000      $1.50-$2.00
           Exercised                              (500,000)          $1.00

           Canceled or surrendered                      --
                                               ------------

       Outstanding, October 31, 1995             1,070,000
           Granted                                      --
           Exercised                                    --
           Canceled or surrendered                      --
                                               ------------

       Outstanding, October 31, 1996             1,070,000
                                               ============

       Shares exercisable                          710,000      $1.00-$2.00
                                               ============

14.    Employees' Benefit Plan:

       The Company instituted a profit sharing plan for its employees in 1989 by contributing 375,000 shares of its stock to the trust, having a fair market value of $165,000 on the transfer date. The Company contributed $50,000 to the plan in fiscal 1995 and no contributions were made in fiscal 1996.

15.    Export Sales:

       Export sales were approximately 15% for each of the years ended October 31, 1996 and 1995. The principal international markets served by the Company, among others include Canada, India, Japan, China and Korea.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WASTE TECHNOLOGY CORP.
                                     (Registrant)

                                     By: /s/ Ted C. Flood
                                         ------------------------
                                     Ted C. Flood, President


                                     Dated:   February 6, 1997

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                     Title                            Date


/s/ Ted C. Flood              Chief Executive                  February 6, 1997
----------------------        Officer, and Director
Ted C. Flood


/s/ Morton S. Robson          Director                         February 7, 1997
----------------------
Morton S. Robson


______________________        Director                         February__, 1997
Alan Morrison


/s/ Russell McElroy           Director                         February 6, 1997
----------------------
Russell McElroy


______________________        Director                         February__, 1997
Robert Roth

/s/ William E. Nielsen        Principal                        February 6, 1997
----------------------        Financial and
William E. Nielsen            Accounting Officer

                                Exhibit Index to
                              Report on Form 10-KSB
                             Waste Technology Corp.

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

10.3 Non-Competition Agreement dated February 3, 1987 between the Company and N.
J. Cavagnaro & Sons Machine Corp., George L. Cavagnaro, Nicholas J. Cavagnaro, Jr. and Pauline L. Cavagnaro.

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

Exhibit Number and Description

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

10.36.2 Amended and Restated Mortgage between Ram Coating Technology Corp. and Barnett Bank of Jacksonville, N.A., dated September 15, 1994

10.36.3 Promissory Note between Ram Coating Technology Corp. and Barnett Bank of Jacksonville, N.A., dated September 15, 1994

10.36.4 Continuing Unlimited Commercial Guaranty by International Baler Corporation to Barnett Bank of Jacksonville, N.A. dated September 15, 1994

10.36.5 Continuing Unlimited Commercial Guaranty by Waste Technology Corp. to Barnett Bank of Jacksonville, N.A. dated September 15, 1994


(xiii)Annual Report on Form 10K for the Fiscal Year ended October 31, 1995:

Exhibit Number and Description

4.1 1995 Stock Option Plan

      The following exhibits are filed herewith:

                                                       Page no.
21 List of Subsidiaries                                   40

10.37 Employment Agreement between                        42
Waste Technology Corp. and
Ted C. Flood dated as of
September 15, 1996

10.38 Agreement between International                     49
Baler Corporation, Waste Technology
Corp. and Ted C. Flood
dated as December 29, 1995

10.38.1 Promissory Note made by                           56
Ted C. Flood to the order of
International Baler Corporation
dated December 29, 1995.

10.38.2 Promissory Note made by                           60
Ted C. Flood to the order of Waste
Technology Corp. dated April 5, 1996.

10.38.3 Promissory Note made by                           63
Ted C. Flood to the order of Waste
Technology Corp. dated October 5, 1996.