Form 10QSB
period 1997-01-31
WASTE TECHNOLOGY CORP
filed 1997-03-17
CIK 781902

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended January 31,1997.
                               ----------------

         Transition report pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934

For the transition period from         to
                               -------    -------

                         Commission File Number 0-14443

                             WASTE TECHNOLOGY CORP.
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

                          Delaware          13-2842053
-------------------------------------------------------------------------------
(State or Other Jurisdiction of (I.R.S. Employer Incorporation or Organization)
                              Identification No.)

                   5400 Rio Grande Avenue
                   Jacksonville, Florida               32254
-------------------------------------------------------------------------------
       (Address of Principal Executive Offices)        (Zip Code)

                                 (904) 355-5558
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----      -----

         At February 28, 1997, Registrant had outstanding 2,431,551 shares of its Common Stock.

         Transitional small business disclosure format check one:

                  Yes         No   X
                      -----      -----

                             WASTE TECHNOLOGY CORP.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

     ITEM I.   FINANCIAL STATEMENTS

     o    Balance Sheets as of January 31, 1997 and October 31, 1996.........3

     o    Statements of Income for the three months..........................5 ended January 31, 1997 and 1996

     o    Statements of Changes in Stockholders' Equity......................6
          for the period from October 31, 1995 to January 31, 1997

     o    Statements of Cash Flows for the three months......................7 ended January 31, 1997 and 1996

     o    Notes to Financial Statements......................................8

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.........................11
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

PART II.  OTHER INFORMATION

     o    Signatures........................................................13

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    01/31/97            10/31/96
                                                   Unaudited
ASSETS

Current Assets:
  Cash and cash equivalents                           $49,935            $140,000
  Accounts receivable, net of allowance
    for doubtful accounts of $91,000                2,175,915           1,410,956
  Inventories                                       2,747,047           3,162,208
  Prepaid expense and other current assets            (24,146)             43,208
  Deferred income tax asset                              --                  --

          Total current assets                      4,948,751           4,756,372


Property, plant and equipment at cost               3,637,767           3,633,276
  Less:  accumulated depreciation                   1,168,054           1,104,633

          Net property, plant & equipment           2,469,713           2,528,643

Real estate held for sale                                --                  --

Other assets:
  Loan to joint venture, including
    accrued interest                                     --                  --
  Intangible assets, net                               65,585              67,152
  Other assets                                         11,321              18,049

          Total other assets                           76,906              85,201

          TOTAL ASSETS                             $7,495,370          $7,370,216

See accompanying notes

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           01/31/97            10/31/96
                                                          Unaudited
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                 $871,652            $531,652
  Current maturities of long-term debt                       637,079             663,842
  Capital Lease Obligation                                    14,584              14,281
  Accounts payable                                         1,376,232           1,031,224
  Accrued liabilities                                        399,681             498,284
  Customer deposits                                          240,138             683,324

          Total current liabilities                        3,539,366           3,422,607

Accrued legal fees                                           335,285             315,696
Long-term debt                                               202,149             210,324
Capital Lease Obligation, less current maturities            697,929             701,568
Minority interest in equity of subsidiary                    513,058             509,369

          Total liabilities                                5,287,787           5,159,564

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized;
    2,763,314 shares issued                                   27,634              27,634
  Preferred stock, par value $.0001,
    10,000 shares authorized, none issued                       --                  --
  Additional paid-in capital                               6,066,356           6,066,356
  Accumulated deficit                                     (2,579,106)         (2,588,935)

                                                           3,514,884           3,505,055

Less:  Treasury stock, 331,763 shares at cost                419,306             419,306
Less:  Note receivable from shareholders                     887,995             875,097

          Total stockholders' equity                       2,207,583           2,210,652

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $7,495,370          $7,370,216

See accompanying notes

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

Three months ended:                             01/31/97            01/31/96
Net Sales                                       $3,399,974          $3,177,627

Cost of Sales                                    2,644,617           2,157,046
                                               -----------         -----------
Gross Profit                                       755,357           1,020,581

Operating Expenses:
  Selling                                          248,252             348,274
  General and Administrative                       453,973             482,709
                                               -----------         -----------
    Total operating expenses                       702,225             830,983

Operating Income                                    53,132             189,598

Other Income (Expenses):
  Interest and Dividends                            15,062              15,158
  Interest Expense                                 (43,598)            (18,909)
  Other Income                                       1,822                 150
  Other Expense                                       --                  --
  Net Loss on Disposal of Fixed Assets                --                  --
                                               -----------         -----------
    Total Other Income (Expenses)                  (26,714)             (3,601)

Less minority interest in income of
  consolidated subsidiary                            3,689              13,000
                                               -----------         -----------
Income before income taxes                          22,729             172,997

Income Tax Provision (benefit)
  Current                                           12,900              12,900
  Deferred                                            --               (80,000)

NET INCOME                                           9,829             240,097

Earnings per share                                    0.00                0.09

Average number of shares and equivalent          2,485,488           2,697,593

See accompanying notes

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     for three months ended January 31,1997

                                                  Common Stock
                                            Par Value $.01 Authorized
                                                25,000,000  Shares
                                            --------------------------
                                              NUMBER                     ADDITIONAL
                                            OF SHARES          PAR         PAID-IN     ACCUMULATED
                                              ISSUED          VALUE        CAPITAL       DEFICIT
                                            --------------------------   -----------   -----------
       Balance at October 31, 1995            2,763,314    $    27,634   $ 6,069,995   $(2,027,894)


Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                             --             --            --            --

Dissolution of non operating subsidiaries          --             --          (3,639)        4,639

Net income (loss)                                  --             --            --        (565,680)
                                            -----------    -----------   -----------   -----------
       Balance at October 31, 1996            2,763,314    $    27,634   $ 6,066,356   $(2,588,935)
                                            ===========    ===========   ===========   ===========


Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                             --             --            --            --

Net income (loss)                                  --             --            --           9,829
                                            -----------    -----------   -----------   -----------
       Balance at January 31, 1997            2,763,314    $    27,634   $ 6,066,356   $(2,579,106)
                                            ===========    ===========   ===========   ===========



                                                 Treasury Stock
                                            -------------------------
                                              NUMBER                                        TOTAL
                                                OF                                      STOCKHOLDERS'
                                              SHARES         COST          OTHER           EQUITY
                                            -------------------------    -----------    -----------
       Balance at October 31, 1995              331,763   $  (419,306)   $  (663,011)   $ 2,987,418


Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                             --            --         (212,086)      (212,086)

Dissolution of non operating subsidiaries

Net income (loss)                                  --            --             --         (565,680)
                                            -----------   -----------    -----------    -----------
       Balance at October 31, 1996              331,763   $  (419,306)   $  (875,097)   $ 2,210,652
                                            ===========   ===========    ===========    ===========


Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                             --            --          (12,898)       (12,898)

Net income (loss)                                  --            --             --            9,829
                                            -----------   -----------    -----------    -----------
       Balance at January 31, 1997              331,763   $  (419,306)   $  (887,995)   $ 2,207,583
                                            ===========   ===========    ===========    ===========

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

For The Three Months Ended
                                                                                    01/31/97        01/31/96
Cash flow from operating activities:
    Net (loss)income                                                              $     9,829      $   240,097
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Writedown on investment in joint venture                                           0                0
         Loss on disposal of property held for sale                                         0            9,648
         Gain from sale of equipment                                                        0                0
         Dissolution of non-operating subsidiaries                                          0                0
         Depreciation and amortization                                                 64,988           32,404
         Provision for doubtful accounts                                                    0                0
         Insurance premiums paid on behalf of Company president                             0                0
         Minority interest in income of subsidiary                                      3,689           13,000
         Deferred income taxes                                                              0          (80,000)
    Increase(decrease) from changes in:
         Accounts receivable                                                         (764,959)          (8,129)
         Inventories                                                                  415,161         (704,966)
         Prepaid expenses and other current assets                                     67,354          (46,835)
         Other assets                                                                   6,728            6,580
         Accounts payable                                                             345,008          127,321
         Accrued liabilities and legal fees                                           (79,014)         (67,119)
         Customer deposits                                                           (443,186)        (177,234)
         Reserve for legal settlement                                                       0                0

              Total adjustments                                                      (384,231)        (895,330)

              Net cash (used in) provided by operating activities                    (374,402)        (655,233)

Cash flow from operating activities:
      Increase in notes receivable from shareholders                                  (12,898)         (10,089)
      Purchase of property and equipment                                               (4,491)        (735,948)
      Proceeds from sale of property held for resale                                        0          194,466
      Proceeds from sale of equipment                                                       0                0

              Net cash used in investing activities                                   (17,389)        (551,571)

Cash flows from financing activities:
      Proceeds from debt                                                              340,000          250,000
      Issuance of common stock                                                              0                0
      Principal payments of long-term debt agreements and capital leases              (38,274)        (154,378)
              Cash flows used in financing activities                                 301,726           95,622

Net (decrease) increase in cash                                                       (90,065)      (1,111,182)
Cash at beginning of period                                                           140,000        1,114,342
Cash at end of period                                                                  49,935            3,160


Supplemental Schedule of Disclosure of Cash Flow Information
      Cash paid during period for:
            Interest                                                                   43,598           18,402
            Income taxes                                                                    0            9,000

See accompanying notes

Waste Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1997 are not necessarily indicative of the results that may be expected the year ending October 31, 1997. For further information, refer to the Company's Annual Report on form 10KSB for the year ended October 31, 1996 and the Management Discussion included in this form 10QSB.

2.   Accounting Policies:

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

4.   Long-Term Debt:

     Long-term debt consists of the following:

                           January 31,                                              1997                  1996
         Term note payable to bank at prime rate plus, due
            in equal monthly installments of $9,028, plus
            interest through August 2002.                                       $ 604,861                  $370,833

                           January 31,                                              1997                  1996
         Revolving promissory note payable to bank in the
            amount of $1,000,000.  Interest at prime payable
            monthly.  All amounts borrowed are due in full
            July 7, 1997.                                                           871,652                 250,000

         Term note payable to Appling County, Georgia at 4.0%
            due in equal monthly installments of $3,417,
            including interest through July 2003.                                   234,367                      --
                                                                                 ----------                --------
                                                                                  1,710,880                 620,833
         Amounts classified as current                                            1,508,731                 440,000
                                                                                 ----------                --------
                                                                                 $  202,149                $180,833
                                                                                 ==========                ========

     The bank's prime rate at January 31, 1997 was 8.25%. The carrying value of the Company's debt approximates fair value.

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

     Contractual maturities are as follows:

                                                              Aggregate
         Period ending January 31                             Obligation
         ------------------------                             ----------
                  1998                                        $1,012,203
                  1999                                           141,863
                  2000                                           143,230
                  2001                                           144,652
                  2002                                           146,131
                  Beyond                                         122,801
                                                              ----------
                                                              $1,710,880
                                                              ==========

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations:  Three Month Comparisons

For the first quarter of fiscal 1997 the Company had consolidated net sales of $3,399,974 as compared to $3,177,627 for the first quarter 1996, an increase of
7.0 %. The increase in sales is primarily the result of higher shipments at the company's new subsidiary, International Press and Shear (IPS), which started operations in the fourth quarter of 1995.

Consolidated net income for the first quarter 1997 was $9,829 versus $240,097 in the first quarter of 1996. Earnings per share for the first quarter were $.00 and $.09 for 1997 and 1996 respectively. The lower earnings and the decrease in the gross profit margin is directly related to the operations at the IPS subsidiary in Baxley, Georgia. The losses incurred by the new subsidiary were the result of costs related to a start-up operation and the continuing weakness in the corrugated board and paper prices in the recycled products markets. Also, the first quarter results for 1996 included income of $80,000 due to the recording of a deferred tax asset which was reversed in the fourth quarter of 1996.

The IPS operations have been pared down to a level which is commensurate with the current corrugated and paper recycling market conditions. This subsidiary is now running efficiently and management anticipates that IPS will be operating at a near break-even level for the remainder of 1997.


The backlog as of February 28, 1997 was $2,092,000 as compared with $3,456,000 as of February 29, 1996, a decrease of 39.5%.

Financial Condition:

Net working capital increased from $1,333,765 at October 31, 1996 to $1,409,385. This increase is the result of an increase in accounts receivable partially offset by lower inventories and higher accounts payable, notes payable and accrued liabilities. Due to the revolving loan renewal date of July 7, 1997, the entire term note balance of $604,861, which is callable, is shown as a current liability.

The revolving note payable to SouthTrust Bank in the amount of $1,000,000 was renewed in July 1996 at the prime rate. Interest is payable monthly and all amounts borrowed are due in full on July 7, 1997. The balance due at January 31, 1997 was $871,652. At January 31, 1997, the Company is in violation of the covenants of the loan agreement related to minimum net worth and maximum debt to worth. As of the filing date, the lender has not waived these covenant violations nor has it demanded repayment. While no assurance can be given, management believes its available collateral to be sufficient to allow the Company to renegotiate an extension of the revolving debt and its covenant requirements prior to its expiration date or obtain alternative financing. It is anticipated that the note will be renewed in July, 1997.

Management is continuing to monitor the IPS operation in order to ensure that the liquidity position of the company is maintained.

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

Dated: March 14, 1997                       WASTE TECHNOLOGY CORPORATION

                                            BY:   /s/ Ted C. Flood
                                                 -----------------------------
                                                 Ted C. Flood, President
                                                 (Chief Executive Officer)

                                            BY:   /s/ William E. Nielsen
                                                 -----------------------------
                                                 William E. Nielsen
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)