Form 10QSB/A
period 1996-04-30
WASTE TECHNOLOGY CORP
filed 1997-05-14
CIK 781902

                                  FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     At May 31, 1996, Registrant had outstanding 2,431,551 shares of its Common Stock.

     Transitional small business disclosure format check one:

          Yes ___           No _X_

                             WASTE TECHNOLOGY CORP.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

     ITEM I.   FINANCIAL STATEMENTS

     o  Balance Sheets as of April 30, 1996 and October 31, 1995.............  3

     o  Statements of Income for the three months and six months.............  5 ended April 30, 1996 and 1995

     o  Statements of Changes in Stockholders' Equity........................  7
          for the period from October 31, 1994 to April 30, 1996

     o  Statements of Cash Flows for the three months and six months.........  8 ended April 30, 1996 and 1995

     o  Notes to Financial Statements........................................ 10


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.......................... 19
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

PART II. OTHER INFORMATION

     o  Signatures........................................................... 21

             WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                                        04/30/96       10/31/95
                                                       Unaudited

ASSETS

Current Assets:
  Cash and cash equivalents                            $    6,633     $1,114,342
  Accounts receivable, net of allowance
    for doubtful accounts of $90,446                    1,655,003      1,157,560
  Inventories                                           3,252,079      2,344,686
  Prepaid expense and other current assets                 71,377         57,916
  Deferred income tax asset                               493,000        413,000

          Total current assets                          5,478,092      5,087,504


Property, plant and equipment at cost                   3,488,758      2,310,373
  Less:  accumulated depreciation                         952,310        882,355

          Net property, plant & equipment               2,536,448      1,428,018

Real estate held for sale                                       0        204,114

Other assets:
  Loan to joint venture, including
    accrued interest                                       49,840         49,840
  Intangible assets, net                                   73,048         78,946
  Other assets                                            172,774        164,580

          Total other assets                              295,662        293,366

          TOTAL ASSETS                                 $8,310,202     $7,013,002


See accompanying notes

           WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                       04/30/96       10/31/95
                                                      Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                          $         0    $         0
  Current maturities of long-term debt                   910,000        296,878
  Accounts payable                                     1,391,481        901,444
  Accrued liabilities                                    461,411        483,659
  Accrued legal fees                                     301,480        270,344
  Legal settlement                                       110,000        162,000
  Customer deposits                                      685,865      1,201,144

          Total current liabilities                    3,860,237      3,315,469

Long-term debt                                           133,333        228,333
Capital Lease Obligation, less current maturities        700,000              0
Minority interest in equity of subsidiary                485,782        481,782

          Total liabilities                            5,179,352      4,025,584

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized;
    2,763,314 shares issued                               27,634         27,634
  Preferred stock, par value $.0001,
    10,000 shares authorized, none issued                      0              0
  Additional paid-in capital                           6,066,356      6,069,995
  Accumulated deficit                                 (1,881,645)    (2,027,894)

                                                       4,212,345      4,069,735

Less:  Treasury stock, 331,763 shares at cost            419,306        419,306
Less:  Note receivable from shareholders                 662,189        663,011

          Total stockholders' equity                   3,130,850      2,987,418

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $ 8,310,202    $ 7,013,002




See accompanying notes

               WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                                  UNAUDITED


Three months ended:                                 04/30/96          04/30/95

Net Sales                                          $ 3,951,750      $ 2,828,650
Cost of Sales                                        3,086,156        1,849,447
                                                   -----------      -----------

Gross Profit                                           865,594          979,203

Operating Expenses:
  Selling                                              425,872          227,708
  General and Administrative                           526,833          326,174
                                                   -----------      -----------

    Total operating expenses                           952,705          553,882

Operating Income                                       (87,111)         425,321

Other Income (Expenses):
  Interest and Dividends                                12,094           12,395
  Interest Expense                                     (32,538)         (49,323)
  Other Income                                           6,550           13,159
  Other Expense                                         (8,208)         (25,175)
  Net Loss on Disposal of Fixed Assets                  14,626             (600)
                                                   -----------      -----------

    Total Other Income (Expenses)                       (7,476)         (49,544)

Less minority interest in income of
  consolidated subsidiary                               (9,000)          39,807
                                                   -----------      -----------

Income before income taxes                             (85,587)         335,970

Income Tax Provision (benefit)
  Current                                               12,900           12,000
  Deferred                                                   0                0


NET INCOME                                            ($98,487)        $323,970



Earnings per share                                       (0.04)            0.16

Average number of shares and equivalent              2,697,593        2,256,239



See accompanying notes

               WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                                  UNAUDITED

Six months ended:                                    04/30/96         04/30/95

Net Sales                                          $ 7,129,377      $ 4,674,475
Cost of Sales                                        5,243,202        3,102,632
                                                   -----------      -----------

Gross Profit                                         1,886,175        1,571,843

Operating Expenses:
  Selling                                              774,146          435,727
  General and Administrative                         1,009,542          639,789
                                                   -----------      -----------

    Total operating expenses                         1,783,688        1,075,516

Operating Income                                       102,487          496,327

Other Income (Expenses):
  Interest income                                       27,252           26,371
  Interest Expense                                     (51,447)         (81,583)
  Other Income                                           6,700           25,841
  Other Expense                                         (8,208)         (25,175)
  Net gain on Disposal of Fixed Assets                  14,626              618
                                                   -----------      -----------



    Total Other Income (Expenses)                      (11,077)         (53,928)

Less minority interest in income of
  consolidated subsidiary                                4,000           43,070
                                                   -----------      -----------

Income before income taxes                              87,410          399,329

Income tax provision  (benefit)
  Current                                               25,800           15,000
  Deferred                                             (80,000)               0

NET INCOME                                         $   141,610      $   384,329




Earnings per share                                        0.05             0.19

Average number of shares and equivalent              2,697,493        2,256,239

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       for six months ended April 30, 1996




                                             Common Stock
                                       Par Value $.01 Authorized
                                              25,000,000

                                                NUMBER                   ADDITIONAL
                                              OF SHARES        PAR        PAID-IN       ACCUMULATED
                                                ISSUED        VALUE       CAPITAL         DEFICIT
       Balance at October 31, 1994            2,263,314   $    22,634   $ 5,574,995    ($2,823,482)



Issuance of 500,000 shares of common
   stock due to exercise of stock options       500,000         5,000       495,000              0
Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                0             0             0              0
Net income                                            0             0             0        795,588
                                            -----------   -----------   -----------    -----------

       Balance at October 31, 1995            2,763,314   $    27,634   $ 6,069,995    ($2,027,894)


Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                0             0             0              0

Dissolution of non operating subsidiaries             0             0        (3,639)         4,689

Net income                                            0             0             0        141,610
                                            -----------   -----------   -----------    -----------
       Balance at April 30, 1996              2,763,314   $    27,634   $ 6,066,356    ($1,881,595)

                                            ===========   ===========   ===========    ===========


                                           Treasury Stock

                                              NUMBER                                        TOTAL
                                                OF                                      STOCKHOLDERS'
                                              SHARES           COST          OTHER         EQUITY

       Balance at October 31, 1994              331,763   ($  419,306)   ($  622,656)   $ 1,732,185



Issuance of 500,000 shares of common
   stock due to exercise of stock options             0             0              0        500,000
Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                0             0        (40,355)       (40,355)
Net income                                            0             0              0        795,588
                                            -----------   -----------    -----------    -----------

       Balance at October 31, 1995              331,763   ($  419,306)   ($  663,011)   $ 2,987,418


Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                0             0            822            822

Dissolution of non operating subsidiaries             0             0              0          1,000

Net income                                            0             0              0        141,610
                                            -----------   -----------    -----------    -----------
       Balance at April 30, 1996                331,763   ($  419,306)   ($  662,189)   $ 3,130,850
                                            ===========   ===========    ===========    ===========

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

For  Three Months Ended
                                                                                                  04/30/96                 04/30/95
Cash flow from operating activities:
Net income                                                                                      ($   98,487)            $   323,970

Adjustments to reconcile net income to
net cash provided by operating activities:
Items not requiring (providing) cash included
in income:
 Depreciation and amortization                                                                       43,449                  28,639
 Minority interest in income of subsidiary                                                           (9,000)                 39,807
 Deferred income taxes                                                                                    0                       0

Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable                                                        (489,314)               (435,202)
 (Increase)/decrease in inventories                                                                (202,427)                 (6,445)
 (Increase)/decrease in prepaid expenses                                                             33,374                  16,193
 (Increase)/decrease in other assets                                                                (14,774)                (12,592)
 Increase/(decrease) in accounts payable                                                            362,716                 (73,370)
 Increase/(decrease) in accrued liabilities                                                          24,007                 105,970
 Increase/(decrease) in customer deposits                                                          (338,045)                 27,183

Total adjustments                                                                                  (590,014)               (309,817)

Net cash provided by (used in) operating activities                                                (688,501)                 14,153

Cash flows from investing activities:
 (Additions) decreases in fixed assets                                                             (442,437)                 (5,888)
 Increase/(Decrease) in officer notes receivable                                                     10,911                       0

Net cash provided by investing activities                                                          (431,526)                 (5,888)

Cash flows from financing activities:
 Increase/(decrease) in officer loans                                                                     0                       0
 Increase/(decrease) in long-term liabilities                                                     1,122,500                 (51,465)
 Proceeds from exercise of stock options                                                                  0                       0
 Dissolution of non operating subsidiaries                                                            1,000                       0

Cash flows provided by (used in) financing
activities                                                                                        1,123,500                 (51,465)

Net increase (decrease) in cash                                                                       3,473                 (43,200)

Cash and cash equivalents at beginning of period                                                      3,160                 559,508


Cash and cash equivalents at end of period                                                            6,633                 516,308


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                                                           32,538                  21,650
  Income taxes                                                                                            0                       0

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

For Six Months Ended
                                                                                                  04/30/96                04/30/95
Cash flow from operating activities:
Net income                                                                                      $   141,610             $   384,329

Adjustments to reconcile net income to
net cash provided by operating activities:
Items not requiring (providing) cash included
in income:
 Depreciation and amortization                                                                       86,898                  57,278
 Minority interest in income of subsidiary                                                            4,000                  43,070
 Deferred income taxes                                                                              (80,000)                      0

Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable                                                        (497,443)               (435,306)
 (Increase)/decrease in inventories                                                                (907,393)               (149,324)
 (Increase)/decrease in prepaid expenses                                                            (13,461)                 66,123
 (Increase)/decrease in other assets                                                                 (8,194)                  4,017
 Increase/(decrease) in accounts payable                                                            490,037                  69,462
 Increase/(decrease) in accrued liabilities                                                         (43,112)                 26,213
 Increase/(decrease) in customer deposits                                                          (515,279)                155,097

Total adjustments                                                                                (1,483,947)               (163,370)

Net cash provided by (used in) operating activities                                              (1,342,337)                220,959

Cash flows from investing activities:
 (Additions) decreases in fixed assets                                                             (985,316)                (23,474)
 Increase/(Decrease) in officer notes receivable                                                        822                       0

Net cash provided by investing activities                                                          (984,494)                (23,474)

Cash flows from financing activities:
 Increase/(decrease) in officer loans                                                                     0                 (50,000)
 Increase/(decrease) in long-term liabilities                                                     1,218,122                (130,376)
 Proceeds from exercise of stock options                                                                  0                       0
 Dissolution from non operating subsidiaries                                                          1,000                       0

Cash flows provided by (used in) financing
activities                                                                                        1,219,122                (180,376)

Net increase (decrease) in cash                                                                  (1,107,709)                 17,109

Cash and cash equivalents at beginning of period                                                  1,114,342                 499,199


Cash and cash equivalents at end of period                                                            6,633                 516,308

Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                                                           51,447                  43,772
  Income taxes                                                                                        9,000                  40,000

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

     The following is an analysis of the notes receivable and accrued interest at April 30, 1996:

                                            Accrued             Total                               Net
                           Principal        Interest            Note            Reserve            Total
                           --------         --------          --------          -------          --------
     General Counsel       $427,364         $234,825          $662,189          $     0          $662,189
     Others                  50,000           29,688            79,688           79,688                 0
                           --------         --------          --------          -------          --------
                           $477,364         $264,513          $741,877          $79,688          $662,189
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

3.   Inventories:

     Inventories consisted of the following:

         April 30                                1996                    1995
                                              ----------              ----------
         Finished products                    $  512,528              $  189,332
         Work in process                      $  908,313              $  402,579
         Raw materials                        $1,831.239              $  876,539
                                              ----------              ----------
                                              $3,252,079              $1,468,458
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

5.   Property, Plant and Equipment:


     The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:

         April 30,                                   1996                1995

         Land                                    $   75,000           $   75,000
         Buildings and improvements               2,166,734              544,967
         Machinery and equipment                  1,040,487              599,266
         Vehicles                                   206,537              156,972
                                                 ----------           ----------
                                                  3,488,758            1,376,205
         Less: accumulated depreciation             952,310              824,541
                                                 ----------           ----------
                                                 $2,536,448           $  551,664
                                                 ==========           ==========

     Depreciation expense was $40,500 and $25,500 in the quarter ending April 30, 1996 and 1995, respectively.

6.   Long-Term Debt:

     Long-term debt consists of the following:

                           April 30,                                                1996                    1995
         Term note payable to bank at prime rate plus 1%
         due in equal monthly installments of $15,833, plus
         interest through November 1, 1997                                      $  323,733                $513,333

         Note payable to bank, at prime rate plus 2.5%, due
         in equal monthly installments of $4,000, including
         interest, with the remaining balance due in January 1996,
         collateralized by real estate with a net book value of
         $204,114                                                                        0                 205,579

         Revolving promissory note payable to bank in the
         amount of $1,000,000, at prime rate plus 1/2% interest.
         Interest is payable monthly                                               700,000                       0

         Capital Lease - Baxley, Georgia                                           720,000                       0


         Present value of minimum capital lease obligation,
         net of $303 interest, due in 1995                                               0                   8,480
                                                                                ----------                --------

         Capital Lease Baxley, Georgia                                           1,743,333                 727,392
         Current maturities                                                        910,000                 904,059
                                                                                ----------                --------
                                                                                $  833,333                $323,333
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

     Maturities of debt are as follows:
                                                               Aggregate
         Period ending April 30                               Obligation
         ----------------------                               ----------
                  1997                                        $  910,000
                  1998                                            15,120
                  1999                                            15,840
                  2000 - 2011                                    802,373
                                                              ----------
                                                              $1,743,333
                                                              ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has restated the results for the quarter ending April 30, 1996 due to inventory adjustments at the International Press & Shear Corporation. These adjustments to cost of sales amount to $100,000, thus lowering income by that amount. The following discussion reflects these adjustments.

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

Consolidated net income for the second quarter 1996 was a loss of $98,487 versus a profit of $323,970 in the corresponding quarter of the prior year. Earnings per share were $(.04) for the second quarter 1996 and $.16 for the second quarter 1995. The lower earnings were primarily the result of continuing start-up related costs at the IPS facility in Georgia, including large outlays for inventory and personnel whereas shipments from the new facility did not commence until January 1996.

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

Consolidated net income was $141,610 for the first six months of fiscal 1996 as compared to $384,329 for the same period in 1995. The major factor in this earnings decrease was the operating losses at the start-up of the IPS subsidiary of approximately $600,000. Net income per share was $.05 per share in fiscal 1996 versus $.19 in 1995.

Financial Conditions:

Working capital decreased from $1,772,035 at October 31, 1995 to $1,617,855, but increased from $1,474,693 at the end of the first quarter 1996. The increase in inventories of over $900,000 was the result of the initial build-up of raw materials and work-in-process at the new manufacturing plant in Georgia. The Company received $720,000 in the second quarter 1996 from a sale and lease-back arrangement with the Development Authority of Appling County, Georgia. The value of the building under the lease arrangement has been included in the fixed assets of the company.

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

Dated: May 12, 1997                         WASTE TECHNOLOGY CORPORATION

                                            BY:    /s/ Ted C. Flood
                                                  ------------------------------
                                                  Ted C. Flood, President
                                                  (Chief Executive Officer)

                                            BY:    /s/ William E. Nielsen
                                                  ------------------------------
                                                  William E. Nielsen
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)