Form 10QSB/A
period 1996-07-31
WASTE TECHNOLOGY CORP
filed 1997-05-14
CIK 781902

                                 FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

 X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
___     Exchange Act of 1934


For the quarterly period ended July 31, 1996

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______ to _____


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

                                 (904) 355-5558
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                          ----     ----

     At August 31, 1996, Registrant had outstanding 2,431,551 shares of its Common Stock.

     Transitional small business disclosure format check one:

                                    Yes         No  X
                                        ----       ----

                             WASTE TECHNOLOGY CORP.

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I.           FINANCIAL INFORMATION

        ITEM I.      FINANCIAL STATEMENTS

        o         Balance Sheets as of July 31, 1996 and October 31, 1995.........................................  3

        o         Statements of Income for the three months and nine months.......................................  5 ended July 31, 1996 and 1995

        o         Statements of Changes in Stockholders' Equity...................................................  7
                  for the period from October 31, 1994 to July 31, 1996

        o         Statements of Cash Flows for the three months and nine months...................................  8 ended July 31, 1996 and 1995

        o         Notes to Financial Statements................................................................... 10


        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS........................................................ 19
                      OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS

PART II.          OTHER INFORMATION

        o         Signatures...................................................................................... 21


                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       07/31/96       10/31/95
                                                      Unaudited
ASSETS

Current Assets:
  Cash and cash equivalents                            $  115,537     $1,114,342
  Accounts receivable, net of allowance
    for doubtful accounts of $91,000                    2,260,209      1,157,560
  Inventories                                           2,961,554      2,344,686
  Prepaid expense and other current assets                 45,238         57,916
  Deferred income tax asset                               493,000        413,000

          Total current assets                          5,875,538      5,087,504


Property, plant and equipment at cost                   3,594,835      2,310,373
  Less:  accumulated depreciation                       1,008,360        882,355

          Net property, plant & equipment               2,586,475      1,428,018

Real estate held for sale                                       0        204,114

Other assets:
  Loan to joint venture, including
    accrued interest                                       49,840         49,840
  Intangible assets, net                                   70,100         78,946
  Other assets                                            184,215        164,580

          Total other assets                              304,155        293,366

          TOTAL ASSETS                                 $8,766,168     $7,013,002



See accompanying notes                  3

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       07/31/96       10/31/95
                                                      Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                          $         0    $         0
  Current maturities of long-term debt                 1,211,581        296,878
  Capital Lease Obligation                                13,955              0
  Accounts payable                                     1,322,276        901,444
  Accrued liabilities                                    584,446        483,659
  Accrued legal fees                                     308,676        270,344
  Legal settlement                                             0        162,000
  Customer deposits                                      801,906      1,201,144

          Total current liabilities                    4,242,840      3,315,469

Long-term debt                                           304,252        228,333
Capital Lease Obligation, less current maturities        705,159              0
Minority interest in equity of subsidiary                485,782        481,782

          Total liabilities                            5,738,033      4,025,584

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized;
    2,763,314 shares issued                               27,634         27,634
  Preferred stock, par value $.0001,
    10,000 shares authorized, none issued                      0              0
  Additional paid-in capital                           6,066,356      6,069,995
  Accumulated deficit                                 (1,974,271)    (2,027,894)

                                                       4,119,719      4,069,735

Less:  Treasury stock, 331,763 shares at cost            419,306        419,306
Less:  Note receivable from shareholders                 672,278        663,011

          Total stockholders' equity                   3,028,135      2,987,418

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $ 8,766,168    $ 7,013,002




See accompanying notes                     4

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


Three months ended:                                 07/31/96          07/31/95

Net Sales                                          $ 3,821,563      $ 2,744,780
Cost of Sales                                        2,969,457        1,836,706
                                                   -----------      -----------

Gross Profit                                           852,106          908,074

Operating Expenses:
  Selling                                              423,044          217,503
  General and Administrative                           474,626          358,779
                                                   -----------      -----------

    Total operating expenses                           897,670          576,282

Operating Income                                       (45,564)         331,792

Other Income (Expenses):
  Interest and Dividends                                12,107           12,718
  Interest Expense                                     (47,099)         (49,559)
  Other Income                                             829           34,210
  Other Expense                                         (9,159)               0
  Net Loss on Disposal of Fixed Assets                   9,159                0
                                                   -----------      -----------

    Total Other Income (Expenses)                      (34,163)          (2,631)

Less minority interest in income of
  consolidated subsidiary                                    0           32,820
                                                   -----------      -----------

Income before income taxes                             (79,727)         296,341

Income Tax Provision (benefit)
  Current                                               12,900           10,000
  Deferred                                                   0                0


NET INCOME                                         ($   92,627)     $   286,341



Earnings per share                                       (0.04)            0.10

Average number of shares and equivalent              2,689,844        2,456,395

See accompanying notes                    5

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

Nine months ended:                                   07/31/96          07/31/95

Net Sales                                        $ 10,950,940      $  7,419,255
Cost of Sales                                       8,212,659         4,939,338
                                                 ------------      ------------

Gross Profit                                        2,738,281         2,479,917

Operating Expenses:
  Selling                                           1,197,190           653,230
  General and Administrative                        1,484,168           998,568
                                                 ------------      ------------

    Total operating expenses                        2,681,358         1,651,798

Operating Income                                       56,923           828,119

Other Income (Expenses):
  Interest Income                                      39,359            39,089
  Interest Expense                                    (98,546)         (131,142)
  Other Income                                          7,529            60,051
  Other Expense                                       (17,367)          (25,175)
  Net gain on Disposal of Fixed Assets                 23,785               618
                                                 ------------      ------------


    Total Other Income (Expenses)                     (45,240)          (56,559)

Less minority interest in income of
  consolidated subsidiary                               4,000            75,890
                                                 ------------      ------------

Income before income taxes                              7,683           695,670

Income tax provision  (benefit)
  Current                                              38,700            25,000
  Deferred                                            (80,000)                0

NET INCOME                                       $     48,983      $    670,670


Earnings per share                                       0.02              0.29

Average number of shares and equivalent             2,695,010         2,316,846

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       for nine months ended July 31,1996

                                          Common Stock
                                         Par Value $.01
                                          Authorized
                                           25,000,000

                                            NUMBER                       ADDITIONAL
                                           OF SHARES           PAR        PAID-IN       ACCUMULATED
                                            ISSUED            VALUE       CAPITAL         DEFICIT

    Balance at October 31, 1994               2,263,314   $    22,634   $ 5,574,995    ($2,823,482)


Issuance of 500,000 shares of common
   stock due to exercise of stock options       500,000         5,000       495,000              0
Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                0             0             0              0
Net income                                            0             0             0        795,588
                                              ---------   -----------   -----------    -----------
    Balance at October 31, 1995               2,763,314   $    27,634   $ 6,069,995    ($2,027,894)


Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                0             0             0              0

Dissolution of non operating subsidiaries             0             0        (3,639)         4,639

Net income                                            0             0             0         48,984
                                              ---------   -----------   -----------    -----------
    Balance at July 31, 1996                  2,763,314   $    27,634   $ 6,066,356    ($1,974,271)
                                              =========   ===========   ===========    ===========

                                             Treasury Stock

                                               NUMBER                                       TOTAL
                                                 OF                                     STOCKHOLDERS'
                                               SHARES        COST            OTHER         EQUITY
    Balance at October 31, 1994             $   331,763   ($  419,306)   ($  622,656)   $ 1,732,185
Issuance of 500,000 shares of common
   stock due to exercise of stock options             0             0              0        500,000
Adjustment of Note Receivable from

  shareholder as a reduction of
  stockholder's equity                                0             0        (40,355)       (40,355)
Net income                                            0             0              0        795,588
                                              ---------   -----------    -----------    -----------
    Balance at October 31, 1995             $   331,763   ($  419,306)   ($  663,011)   $ 2,987,418

Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                0             0         (9,267)        (9,267)

Dissolution of non operating subsidiaries             0             0              0          1,000

Net income                                            0             0              0         48,984
                                              ---------   -----------    -----------    -----------
    Balance at July 31, 1996                $   331,763   ($  419,306)   ($  672,278)   $ 3,028,135
                                            ===========   ===========    ===========    ===========

              WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW

For  Three Months Ended
                                                          07/31/96     07/31/95
Cash flow from operating activities:
Net income                                               ($ 92,627)   $ 286,341

Adjustments to reconcile net income to
net cash provided by operating activities:
Items not requiring (providing) cash included
in income:
 Depreciation and amortization                              58,998       28,635
 Minority interest in income of subsidiary                       0       32,820
 Deferred income taxes                                           0            0

Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable               (605,206)     113,683
 (Increase)/decrease in inventories                        290,525     (142,549)
 (Increase)/decrease in prepaid expenses                    26,139      (34,145)
 (Increase)/decrease in other assets                       (11,441)     222,700
 Increase/(decrease) in accounts payable                   (69,205)      59,896
 Increase/(decrease) in accrued liabilities                 20,231     (271,835)
 Increase/(decrease) in customer deposits                  116,041      115,921

Total adjustments                                         (173,918)     125,126

Net cash provided by (used in) operating activities       (266,545)     411,467

Cash flows from investing activities:
 (Additions) decreases in fixed assets                    (106,077)    (133,630)
 Increase in note receivable reserve                       (10,088)    (249,967)

Net cash provided by investing activities                 (116,165)    (383,597)

Cash flows from financing activities:
 Increase/(decrease) in officer loans                            0            0
 Increase/(decrease) in long-term liabilities              491,614      (92,937)
 Proceeds from exercise of stock options                         0      500,000

Cash flows provided by (used in) financing
activities                                                 491,614      407,063

Net increase (decrease) in cash                            108,904      434,933

Cash and cash equivalents at beginning of period             6,633      516,308

Cash and cash equivalents at end of period                 115,537      951,241


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:

  Interest                                                  49,671       18,402
  Income taxes                                              13,500            0

              WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW

For Nine Months Ended
                                                         07/31/96    07/31/95
Cash flow from operating activities:
Net income                                            $    48,983  $   670,670

Adjustments to reconcile net income to
net cash provided by operating activities:
Items not requiring (providing) cash included
in income:
 Depreciation and amortization                            145,896       85,913
 Minority interest in income of subsidiary                  4,000       75,890
 Deferred income taxes                                    (80,000)           0

Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable            (1,102,649)    (321,623)
 (Increase)/decrease in inventories                      (616,868)    (291,873)
 (Increase)/decrease in prepaid expenses                   12,678       31,978
 (Increase)/decrease in other assets                      (19,635)     237,047
 Increase/(decrease) in accounts payable                  420,832      129,358
 Increase/(decrease) in accrued liabilities               (22,881)    (245,622)
 Increase/(decrease) in customer deposits                (399,238)     271,018

Total adjustments                                      (1,657,865)     (27,914)

Net cash provided by (used in) operating activities    (1,608,882)     642,756

Cash flows from investing activities:
 (Additions) decreases in fixed assets                 (1,091,393)    (157,104)
 Increase in note receivable reserve                       (9,266)    (260,297)

Net cash provided by investing activities              (1,100,659)    (417,401)

Cash flows from financing activities:
 Increase/(decrease) in officer loans                           0      (50,000)
 Increase/(decrease) in long-term liabilities           1,709,736     (223,313)
 Proceeds from exercise of stock options                        0      500,000
 Dissolution of non operating subsidiaries                  1,000            0

Cash flows provided by (used in) financing
activities                                              1,710,736      226,687

Net increase (decrease) in cash                          (998,805)     452,042


Cash and cash equivalents at beginning of period        1,114,342      499,199

Cash and cash equivalents at end of period                115,537      951,241

Supplemental schedule of disclosure of cash flow
information
Cash paid during period for:
  Interest                                                101,118       58,730
  Income taxes                                             39,500       40,000

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

     The following is an analysis of the notes receivable and accrued interest at July 31, 1996:

                                            Accrued         Total                       Net
                           Principal        Interest         Note        Reserve       Total
                           --------         --------      --------       --------    ---------
     General Counsel       $427,364         $244,914      $672,278      $       0    $ 672,278
     Others                  50,000           29,688        79,688         79,688            0
                           --------         --------      --------       --------    ---------
                           $477,364         $274,602      $751,966      $  79,688    $ 672,278
                           ========         ========      ========      =========    =========

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

3.   Inventories:


     Inventories consisted of the following:

         July 31                         1996                    1995

         Finished products            $   307,527            $   241,332
         Work in process              $   983,313            $   482,079
         Raw materials                $ 1,670,714            $   914,588
                                      -----------            -----------
                                      $ 2,961,554            $ 1,610,999
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

5.   Property, Plant and Equipment:

     The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:

         July 31,                                 1996                  1995


         Land                                 $     75,000          $    75,000
         Buildings and improvements              2,258,466              544,967
         Machinery and equipment                 1,054,832              599,266
         Vehicles                                  206,537              188,628
                                              ------------          -----------
                                                 3,594,835            1,407,891
         Less: accumulated depreciation          1,008,360              850,041
                                              ------------          -----------
                                              $  2,586,475          $   557,820
                                              ============          ===========


     Depreciation expense was $56,050 and $25,500 in the quarter ending July 31, 1996 and 1995, respectively.

6.   Long-Term Debt:

     Long-term debt consists of the following:

                           July 31,                                                  1996                1995
         Term note payable to bank at prime rate plus 1% due in equal monthly
         installments of $15,833, plus interest through November 1, 1997        $    275,833          $  465,833

         Note payable to bank, at prime rate plus 2.5%, due in equal monthly installments of $4,000, including interest, with the remaining balance due in January 1996, collateralized by real estate with a net book
         value of $204,114                                                                 0             168,622

         Revolving promissory note payable to bank in the amount of $1,000,000,
         at prime rate plus 1/2% interest. Interest is payable monthly               990,000                   0

         Term note payable to Appling County, Georgia at 4.0 % due in equal
         monthly installments of $3,417  through July 22, 2001                       250,000                   0

         Capital Lease - Baxley, Georgia                                             719,114                   0
                                                                                ------------          ----------

         TOTAL                                                                     2,234,947             727,392
         Current maturities                                                        1,225,536             904,059
                                                                                ------------          ----------
                                                                                $  1,009,411          $  323,333
                                                                                ============          ==========


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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The Company has restated the results for the quarter ending July 31, 1996 due to inventory adjustments at the International Press & Shear Corporation. These adjustments to cost of sales amount to $100,000, thus lowering income by that amount. The following discussion reflects these adjustments.

Results of Operations:  Three Month Comparisons

For the third quarter of fiscal 1996 the Company had consolidated net sales of $3,821,563 as compared to $2,744,780 for the third quarter 1995, an increase of 39.2%. The increase in sales is the result of shipments by the company's new subsidiary, International Press and Shear (IPS), which had no shipments in the prior year, since it did not commence operations until the fourth quarter 1995.

Consolidated net income for the third quarter 1996 was a loss of $92,627 versus a profit of $286,341 in the corresponding quarter of the prior year. Earnings per share were $(.04) for the third quarter 1996 and $.10 for the third quarter 1995. The lower earnings and the decrease in gross profit margin is the direct result of the manufacturing costs at the new Georgia operation which were not yet covered by shipments. The same is true of the increased selling and administration expenses which are directly related to the new subsidiary. Management anticipates that the operating results at the IPS subsidiary will be profitable by fiscal year-end.

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

Consolidated net income was $48,983 for the first nine months of fiscal 1996 as compared to $670,670 for the same period in 1995. The major factor in this earnings decrease was the operating losses at the start-up of the IPS subsidiary of approximately $800,000. Net income per share was $.02 per share in fiscal 1996 versus $.29 in 1995.

Financial Conditions:

Working capital decreased from $1,772,035 at October 31, 1995 to $1,632,698. The increase in inventories of approximately $600,000 was the result of the initial build-up of raw materials and work-in-process at the new manufacturing plant in Georgia. The Company received $720,000 in the second quarter of 1996 from a sale and lease-back arrangement with the Development Authority of Appling County, Georgia. The value of the building under the lease arrangement has been included in the fixed assets of the company. The Company entered into a six year term loan agreement with the State of Georgia for $250,000 at 4.0% which is being used to help finance the new Georgia facility.

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

Dated: May 12, 1997                         WASTE TECHNOLOGY CORPORATION

                                            BY:  /s/Ted C. Flood
                                                 -------------------------
                                                 Ted C. Flood, President
                                                 (Chief Executive Officer)

                                            BY:  /s/William E. Nielsen
                                                 -------------------------
                                                 William E. Nielsen
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)