Form 10KSB/A
period 1996-10-31
WASTE TECHNOLOGY CORP
filed 1997-06-04
CIK 781902

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            REPORT ON FORM 10-KSB/A

(Mark one)
         /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1996 or

         / / Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from             to             .
                                                    -----------    ------------

                          Commission File No. 0-14443

                             WASTE TECHNOLOGY CORP.
                 (Name of small business issuer in its charter)

         Delaware                                               13-2842053
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


         State the number of shares outstanding of the registrant's $.01 par value common stock as of the close of business on the latest practicable date (February 10 , 1997): 2,431,551.

         Documents Incorporated By Reference: None.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

         For fiscal 1996, consolidated sales were $13,982,901 as compared to consolidated sales of $10,329,759 for fiscal 1995, an increase of approximately 35.4%. The increase in sales was the result of sales at the International Press and Shear (IPS) subsidiary in Baxley, Georgia which completed its first full year of operation. Sales in 1995 increased $1,259,288, 13.9% over 1994 due to increased economic activity in certain niche markets including textiles and rubber.

         Although the Company had higher sales in fiscal 1996 due to products manufactured at its IPS subsidiary, net income was lower than in 1995. Consolidated net income for fiscal 1996 was a loss of $526,680 as compared to net income of $759,588 in fiscal 1995. Operating losses at the IPS subsidiary were the primary cause of the loss for the year. The operations of all other subsidiaries of the Company were profitable. Operating expenses were up by $936,442, 36.4% in 1996 and $470,632, 22.4% in 1995 due primarily to the costs of IPS which commenced production in the fourth quarter of 1995.

         Net income in 1995 and 1996 was affected by certain non-recurring items. In 1995 start-up costs at the new facility at Baxley, Georgia, were in excess of $300,000 in the fourth quarter of 1995, while only limited shipments were made by that facility in fiscal 1995. Second, the Company established a reserve of $162,000 for settlement of the Cavagnaro v. Waste Technology Corp. Litigation. (See Item 3, Legal Proceedings -- Waste Tech Litigation@). Also, in fiscal 1995 the Company recorded a deferred tax asset of $413,000 which was related to the Company's net operating loss carry forwards based on managements' estimate of future taxable income. In fiscal 1996 the Company set up a reserve of $49,840 for the receivable related to a real estate joint venture. Based on the results of operations in 1996 and current short term expectations, the Company reversed the recognition of the deferred tax asset discussed previously, at October 31, 1996.

         For fiscal 1996, the Company, and particularly its new plant in Baxley, Georgia, did not achieve its expected sales levels due to a drop in sales of corrugated cardboard balers because of the sharp drop in the market price of used corrugated board and paper. The Company is unable to predict how soon prices will recover, but, based on previous cyclical dips in corrugated and paper prices, the Company believes that prices will rise in the relatively near future with a resulting increase in sales and profits. Similarly, a severe drought in the southwestern United States caused a substantial drop in cotton production which resulted in a substantial reduction in sales of cotton mote balers. It is anticipated that sales of such balers will increase in fiscal 1997.

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

         The decision by the Company to eliminate the deferred tax asset was based on the inability of the Company to predict whether any profit in the near future would be large enough to enable it to use the amount of net operating loss carry-forward which would result in such a large tax benefit.


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

         The term note with SouthTrust Bank was renewed in August 1996, increased by $375,167 and extended to August 2002. The original note balance of $418,333 at October 31, 1996 was due in November 1997. Monthly payments on the original note were $15,833 per month, plus interest at the prime rate + 1%. The new note is due in equal monthly installments of $9,018, plus interest at the prime rate. The entire balance of this term note was classified as a current liability because the term loan has callable provisions relating to the revolving note described below.

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

         For the year ended October 31, 1996 the Company had negative cash flow from operations. Management has taken actions to improve cash flows from operations primarily by reducing personnel to a minimum level and cutting operating costs at the IPS subsidiary where possible. Management anticipated that the IPS subsidiary will attain or exceed the sales levels of 1996 and with the cost structure in place this subsidiary should perform substantially better in 1997 than in 1996. However, if orders at IPS are not sufficient to sustain a minimum cash outflow rate, management will take further action as necessary to maintain the liquidity position of the entire company.

         Our auditors, Coopers & Lybrand, have stated in the Report of Independent Accountants to the shareholders of Waste Technology Corporation that there is substantial doubt about the Company's ability to continue as a going concern. While the Company understands why the accountants report had to include the explanatory paragraph, (the absence of a loan default waiver), and though the Company's Management and Board of Directors has substantial concern, it believes that it has several viable options to continue as a going concern for the following reasons:

1. The Company has the ability to take actions to reduce the operating and carrying costs of its IPS subsidiary to a level which will not jeopardize the liquidity of the company.

2. The Company violated covenants related to minimum net worth and maximum debt to worth. As of the date of issuance of this report, the lender has not waived these covenant violations nor has it demanded repayment. Management plans to negotiate an extension of the revolving debt and covenant requirements prior to the expiration date of the debt or obtain alternative financing. However, no assurance can be given that the Company will be successful. If the Company were unable to negotiate an extension or obtain alternative financing and the lender called the debt, Management would be required to shut-down and/or sell certain assets of the Company. Management believes its available collateral to be sufficient so as acceptable financing can be obtained.

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

Table of Contents


                                                                                                            Pages

Report of Independent Accountants                                                                             F-1

Consolidated Financial Statements:
                                                                                                              F-2
      Consolidated Balance Sheets at October 31, 1996 and 1995

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

[COOPERS & LYBRAND LETTERHEAD]

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


                         /s/ Coopers & Lybrand L.L.P.

Jacksonville, Florida
December 20, 1996, except as to Note 8, for which the date is February 13, 1997

WASTE TECHNOLOGY CORP.   AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of October 31, 1996 and 1995

                                         ASSETS                                                1996            1995
Current assets:
      Cash                                                                                 $    140,000    $  1,114,342
      Accounts receivable, net of allowance for doubtful accounts of $91,000 and $92,447      1,410,956       1,157,560
      Inventories                                                                             3,162,208       2,344,686
      Prepaid expenses and other current assets                                                  43,208          57,916
      Deferred income tax asset                                                                                 413,000
                                                                                           -------------   -------------
                  Total current assets                                                        4,756,372       5,087,504
                                                                                           -------------   -------------

Property, plant and equipment                                                                 2,528,643       1,428,018
Real estate and other property held for sale                                                                    204,114
                                                                                           -------------   -------------
                                                                                              2,528,643       1,632,132
                                                                                           -------------   -------------

Other assets:
      Loan to joint venture, including accrued interest (Note 4)                                                 49,840
      Intangible assets, net                                                                     67,152          78,946
      Other assets                                                                               18,049         164,580
                                                                                           -------------   -------------
                                                                                                 85,201         293,366
                                                                                           -------------   -------------

                  Total assets                                                             $  7,370,216    $  7,013,002
                                                                                           =============   =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Revolving promissory note                                                            $    531,652    $    296,878
      Current portion of long-term debt and capital lease obligation                            678,123
      Accounts payable                                                                        1,031,224         901,444
      Accrued liabilities                                                                       498,284         483,659
      Customer deposits                                                                         683,324       1,201,144
      Legal settlement payable                                                                                  162,000
                                                                                           -------------   -------------
                  Total current liabilities                                                   3,422,607       3,045,125

Accrued legal fees                                                                              315,696         270,344
Long-term debt                                                                                  210,324         228,333
Obligation under capital lease, less current maturities                                         701,568
Minority interest in equity of subsidiary                                                       509,369         481,782
                                                                                           -------------   -------------


                  Total liabilities                                                           5,159,564       4,025,584
                                                                                           -------------   -------------

Contingent liabilities and commitments (Note 9, 10)

Stockholders' equity:
      Common stock, par value $.01;25,000,000 shares authorized;
      2,763,314 and 2,763,314 shares issued and outstanding
                                                                                                 27,634          27,634
      Preferred stock, par value $.0001, 10,000,000 shares authorized; none issued
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

WASTE TECHNOLOGY CORP.   AND SUBSIDIARIES
CONSOLIDATED STATEMENTS   OF INCOME
for the years ended October 31, 1996 and 1995


                                                                                           1996              1995
Net sales                                                                             $   13,982,903    $    10,329,759
Cost of sales                                                                             10,502,750          7,061,919
                                                                                      ---------------   ----------------
                  Gross profit                                                             3,480,153          3,267,840
                                                                                      ---------------   ----------------

Operating expenses:
        Selling                                                                            1,573,593            948,530
        General and administrative                                                         1,859,629          1,515,350
        Provision for doubtful accounts and loan to joint venture                             73,100            106,000
                                                                                      ---------------   ----------------
                                                                                           3,506,322          2,569,880
                                                                                      ---------------   ----------------

                  Operating income                                                           (26,169)           697,960
                                                                                      ---------------   ----------------

Other income (expenses):
        Interest                                                                              63,645             58,335
        Net gain (loss) on disposal of fixed assets                                           24,985              1,994
        Other                                                                                 (8,531)            67,383
        Interest expense                                                                    (150,023)          (184,986)
        Provision for legal settlement                                                                         (162,000)
                                                                                      ---------------   ----------------
                                                                                             (69,924)          (219,274)
                                                                                      ---------------   ----------------

                                                                                             (96,093)           478,686

Minority interest in income of consolidated subsidiary                                       (27,587)           (52,098)
                                                                                      ---------------   ----------------
(Loss) income before income taxes                                                           (123,680)           426,588
                                                                                      ---------------   ----------------

Income tax provision (benefit):
        Current                                                                               29,000             44,000
        Deferred                                                                              413000           (413,000)
                                                                                      ---------------   ----------------
                                                                                             442,000           (369,000)
                                                                                      ---------------   ----------------

                  Net (loss) income                                                   $     (565,680)   $       795,588
                                                                                      ===============   ================


Earnings (loss) per share                                                             $         (.23)   $           .33
                                                                                      ===============   ================

                  Weighted average number of common and common equivalent
                                    shares outstanding
                                                                                           2,431,551          2,430,732
                                                                                      ===============   ================

See accompanying notes.

WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS   OF STOCKHOLDERS' EQUITY
for the years ended October 31, 1996 and 1995

                                              Common Stock
                                             Par Value $.01
                                                Authorized
                                            25,000,000 Shares                             Treasury Stock
                                            ------------------                          ------------------    Notes       Total
                                             Number            Additional   Accumu-     Number              Receivable    Stock-
                                            of Shares    Par     Paid-In     lated        of                   From      holders'
                                             Issued     Value    Capital    Deficit     Shares     Cost    Stockholder    Equity
                                            ------------------ ---------- ------------ -------------------  ---------- ----------
Balance at October 31, 1994                 2,263,314  $22,634 $5,574,995 $(2,823,482)  331,763  $(419,306) $(622,656) $1,732,185

Issuance of 500,000 shares of common stock    500,000    5,000    495,000                                                 500,000
Adjustment of note receivable from
      shareholder as a reduction of
      stockholders' equity
                                                                                                              (40,355)    (40,355)
Net income                                                                    795,588                                     795,588
                                            ---------- ------- ---------- ------------ --------- ---------- ---------- ----------
Balance at October 31, 1995                 2,763,314   27,634  6,069,995  (2,027,894)  331,763   (419,306)  (663,011)  2,987,418

Adjustment of notes receivable from
      shareholders as a reduction of
      stockholders' equity
                                                                                                             (212,086)   (212,086)
Other                                                              (3,639)      4,639                                       1,000
Net loss                                                                     (565,680)                                   (565,680)
                                            ---------- ------- ---------- ------------ --------- ---------- ---------- ----------
Balance at October 31, 1996                 2,763,314  $27,634 $6,066,356 $(2,588,935)  331,763  $(419,306) $(875,097) $2,210,652
                                            ========== ======= ========== ============ ========= ========== ========== ==========

See accompanying notes.

WASTE TECHNOLOGY CORP.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS  OF CASH FLOWS
for the years ended October 31, 1996 and 1995

                                                                                               1996           1995
Cash flows from operating activities:
      Net (loss) income                                                                    $   (565,680)  $     795,588
                                                                                           -------------  --------------
      Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Writedown on land and building held for sale                                                            10,775
         Writedown on investment in joint venture                                                49,840
         Loss on disposal of property held for sale                                               9,648
         Gain from sale of equipment                                                             (1,200)         (1,994)
         Gain from sale of equity securities                                                                    (12,101)
         Dissolution of non-operating subsidiaries                                               1,000
         Depreciation and amortization                                                          270,270         125,820
         Provision for doubtful accounts                                                         23,260         106,000
         Increase in cash surrender value of key man life insurance policy                                      (37,450)
         Insurance premiums paid on behalf of Company president, plus interest                  (47,181)
         Minority interest in income of subsidiary                                               27,587          52,098
         Deferred income taxes                                                                  413,000        (413,000)
      Increase (decrease) from changes in:
         Accounts receivable                                                                   (276,656)          7,603
         Inventories                                                                           (817,522)     (1,025,560)
         Prepaid expenses and other current assets                                               14,708          24,674
         Other assets                                                                              (125)          5,658
         Accounts payable                                                                       129,780         637,889
         Accrued liabilities and legal fees                                                      59,977         126,888
         Customer deposits                                                                     (517,820)      1,143,511
         Reserve for legal settlement                                                          (162,000)        162,000
                                                                                           -------------  --------------
                  Total adjustments                                                            (823,434)        912,811
                                                                                           -------------  --------------
                  Net cash (used in) provided by operating activities                        (1,389,114)      1,708,399
                                                                                           -------------  --------------

Cash flows from investing activities:
      Increase in notes receivable from shareholders                                            (18,250)        (40,355)
      Repayment of notes payable--other                                                                         (50,000)
      Purchase of property and equipment                                                       (639,100)       (960,233)
      Proceeds from sale of marketable securities                                                                37,101
      Proceeds from sale of property held for resale                                            194,466
      Proceeds from sale of equipment                                                             1,200           2,181
                                                                                           -------------  --------------
                  Net cash used in investing activities                                        (461,684)     (1,011,306)
                                                                                           -------------  --------------

Cash flows from financing activities:

      Proceeds from debt                                                                      2,589,167
      Issuance of common stock                                                                                  250,000
      Principal payments of long-term debt agreements and capital leases                     (1,712,711)       (332,557)
                                                                                           -------------  --------------
                  Cash flows used in financing activities                                       876,456         (82,557)
                                                                                           -------------  --------------

Net (decrease) increase in cash                                                                (974,342)        614,536
Cash at beginning of period                                                                   1,114,342         499,806
                                                                                           -------------  --------------
Cash at end of period                                                                      $    140,000   $   1,114,342
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

       The following is an analysis of the notes receivable and accrued interest at October 31, 1996:

                                                              Accrued          Total                           Net
                                              Principal      Interest          Note          Reserve          Total
                                            -------------- --------------  -------------- --------------  --------------
          General Counsel                   $     427,364  $     253,897   $     681,261  $               $     681,261
          President                               185,727          8,109         193,836                        193,836
          Others                                   50,000         34,188          84,188         84,188
                                            -------------- --------------  -------------- --------------  --------------
                                            $     663,091  $     296,194   $     959,285  $      84,188   $     875,097
                                            ============== ==============  ============== ==============  ==============

       The income statement includes interest income on officer and director notes receivable of $47,359 and $44,855 for 1996 and 1995, respectively.


       An officer and director is a partner in the law firm providing legal services to the Company and as of October 31, 1996 the Company is indebted in the amount of $315,695 to this firm. Accrued legal fees are classified as long-term as they will not be paid until the note receivable from the General Counsel has been satisfied.

       Legal expenses to the General Counsel and his law firm were $105,231 and $113,347 for fiscal 1996 and 1995, respectively.

4.     Inventories:

       Inventories consisted of the following:

                                                1996               1995

               Finished products           $       326,358   $        262,528
               Work in process                   1,347,229            574,528
               Raw materials                     1,488,621          1,507,630
                                           ----------------  -----------------
                                           $     3,162,208   $      2,344,686
                                           ================  =================

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

6.     Property, Plant and Equipment:

       The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:

                                                                              1996              1995
         Land                                                           $         75,000  $         75,000
         Buildings and improvements                                            2,264,675         1,274,339
         Machinery and equipment                                               1,112,161           743,452
         Vehicles                                                                181,330           217,582
                                                                        ----------------- -----------------
                                                                               3,633,166         2,310,373
         Less:  accumulated depreciation and amortization                      1,104,523           882,355
                                                                        ----------------- -----------------
                                                                        $      2,528,643  $      1,428,018
                                                                        ================= =================

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

         Revolving promissory note payable to bank in the amount of $1,000,000.
            Interest at prime payable monthly. All amounts borrowed are due in full on July 7, 1997.
                                                                                              531,652

         Term note payable to Appling County, Georgia at 4.0%, due in monthly installments of $3,417, including interest through July 2003.
                                                                                              242,222
                                                                                     ----------------- -----------------
                                                                                            1,405,818           525,211
         Amounts classified as current                                                      1,195,494           296,878
                                                                                     ----------------- -----------------

                                                                                     $        210,324  $        228,333
                                                                                     ================= =================

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

       The Company violated covenants related to minimum net worth and maximum debt to worth. As of the date of issuance of these financial statements, the lender has not waived these covenant violations nor has it demanded repayment. Management plans to negotiate an extension of the revolving debt and covenant requirements prior to the expiration date of the debt or obtain alternative financing. However, no assurance can be given that the Company will be successful. If the Company were unable to negotiate an extension or obtain alternative financing and the lender called the debt, management would be required to shut down and/or sell certain assets of the Company. Management believes its available collateral to be sufficient so as acceptable financing can be obtained.

       The Company has pledged substantially all of its assets as collateral under the term loan and revolving loan agreement.

       Contractual maturities are as follows:

                                                               Aggregate
                                                              Obligation
                                                            ----------------
               Period ending October 31:
                          1997                              $       671,883
                          1998                                      141,531
                          1999                                      142,883
                          2000                                      144,291
                          2001                                      145,756
                          Beyond                                    159,474
                                                            ----------------
                                                            $     1,405,818
                                                            ================


       9.Capital Lease:

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

       The following schedule provides for the minimum future lease payments and the present value of the commitment for the capital lease as of October 31, 1996:

               1997                                         $        73,618
               1998                                                  73,619
               1999                                                  73,618
               2000                                                  73,619
               2001-2011                                            677,983
                                                            ----------------
               Total net minimum lease payments                     972,457
               Less:  Amounts representing interest                (256,608)
                                                            ----------------
               Present value of net minimum obligations             715,849
               Less current portion                                 (14,281)
                                                            ----------------
               Long-term obligations                        $       701,568
                                                            ================


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

               Cost                                         $     1,359,189
               Accumulated amortization                             (43,647)
                                                            ----------------
               Net book value                               $     1,315,542
                                                            ================

10.    Contingent Liabilities and Commitments:

       Litigation - The Company is subject to legal proceedings and claims which arise in the ordinary course of business. While any litigation contains an element of uncertainty, management, based upon the opinion of the Company's General Counsel and other attorneys acting on behalf of the Company, presently believes that the outcome or cost of defending such proceedings or claims individually and in the aggregate, which are pending or threatened, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

       Other - The Company had an employment agreement with its president for a term of five years commencing on August 1, 1993 and ending August 1, 1998. Annual compensation pursuant to the contract was $100,627, increased 5% per year for the years 1993 to 1998. Effective October 1, 1996, the Company has amended its employment agreement with its president. The new agreement has a term of five years and the annual compensation is $150,034 in year one with a 5% increase each year in the term. In the event of a change in ownership of the Company and the president is not retained, he shall receive as a lump sum the compensation owed for the remaining term of the agreement.

       Additionally, the Company has a severance agreement with its president, whereby in the event of change of control of IBC and the subsequent termination of employment of him for any reason other than cause, IBC shall be required to pay to him an amount equal to 2.99 times his salary at IBC prior to any change in control.

       The Company has also committed to pay premiums on a life insurance policy owned by its president to keep the policy in force. Annual premiums approximate $40,000.

11.    Income Taxes:


       The differences between the federal statutory tax rate and the Company's effective rate are as follows:

                                                               Fiscal 1996                  Fiscal 1995
                                                      ----------------------------- ----------------------------
                                                          Amount       Percentage      Amount       Percentage
                                                      ------------- --------------- ------------  --------------
          Federal income tax at statutory rate        $    (43,600)        (34)%    $   145,000           34%
          State income taxes (benefit), net of
                federal income tax effect
                                                            (3,000)         (2)          15,000            4
          Non-utililization of operating losses             43,600          34
          Benefit of operating loss carryforwards                                      (145,000)         (34)
          Alternative minimum taxes                                                       7,000            2
          Other                                             32,000          25           22,000            5
          Change in valuation allowance                    413,000                     (413,000)         (97)
                                                      ------------- --------------- ------------  --------------
          Provision (benefit) for income taxes        $    442,000          23%     $  (369,000)         (86)%
                                                      ============= =============== ============  ==============

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

       The significant components of the net deferred tax asset at October 31, 1996 are as follows:

                                                                 1996             1995
               Reserves and allowances                     $       242,000   $      254,000
               Property, Plant and equipment                        60,000           52,000
               General business credit carryforward                 41,000           40,000
               Net operating loss carryforward                     578,000          516,000
               Other                                                94,000           73,000

                                                           ----------------  ---------------
                                                                 1,015,000          935,000
               Valuation allowance                               1,015,000          522,000
                                                           ----------------  ---------------
                                                           $                 $      413,000
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



12.    Earnings (Loss) Per Common and Common Equivalent Share:

       Earnings (loss) per common and common equivalent share are calculated using the weighted average number of common shares outstanding during each year and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value in the case of income. Options are not considered in loss years as they would be antidultive.

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

       Stock option activity is shown below:

                                                                    Option Price
                                                                     Per Share
                                                     Shares
                                                 ---------------- -----------------
            Outstanding, October 31, 1994                690,000  $1.00-$1.625
                    Granted                              880,000  $1.50-$2.00
                    Exercised                          (500,000)       $1.00
                    Canceled or surrendered
                                                 ----------------

            Outstanding, October 31, 1995              1,070,000
                    Granted
                    Exercised
                    Canceled or surrendered
                                                 ----------------

            Outstanding, October 31, 1996              1,070,000
                                                 ================

            Shares exercisable                           710,000  $1.00-$2.00
                                                 ================

14.    Employees' Benefit Plan:

       The Company instituted a profit sharing plan for its employees in 1989 by contributing 375,000 shares of its stock to the trust, having a fair market value of $165,000 on the transfer date. The Company contributed $50,000 to the plan in fiscal 1995 and no contributions were made in fiscal 1996.

15.    Export Sales:

       Export sales were approximately 15% for each of the years ended October 31, 1996 and 1995. The principal international markets served by the Company, among others include Canada, India, Japan, China and Korea. No sales in one geographic region exceed 10%.