Form 10QSB/A
period 1997-01-31
WASTE TECHNOLOGY CORP
filed 1997-06-06
CIK 781902

                                  FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

For the quarterly period ended January 31, 1997.

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

For the transition period from         to
                               -------    -------

                         Commission File Number 0-14443

                             WASTE TECHNOLOGY CORP.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                      13-2842053
--------------------------------------------------------------------------------
   (State or Other Jurisdiction                        (I.R.S. Employer
 of Incorporation or Organization)                     Identification No.)

         5400 Rio Grande Avenue
         Jacksonville, Florida                               32254
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                 (Zip Code)

                                 (904) 355-5558
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No
                                            ---      ---

         At February 28, 1997, Registrant had outstanding 2,431,551 shares of its Common Stock.

         Transitional small business disclosure format check one:

                  Yes                       No  X
                      ---                      ---

                             WASTE TECHNOLOGY CORP.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

  ITEM I. FINANCIAL STATEMENTS

  o        Balance Sheets as of January 31, 1997 and October 31, 1996..........3

  o        Statements of Income for the three months...........................5 ended January 31, 1997 and 1996

  o        Statements of Changes in Stockholders' Equity.......................6
           for the period from October 31, 1995 to January 31, 1997

  o        Statements of Cash Flows for the three months.......................7 ended January 31, 1997 and 1996

  o        Notes to Financial Statements.......................................8

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS................................11
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

PART II. OTHER INFORMATION

  o        Signatures.........................................................14

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        01/31/97       10/31/96
                                                       Unaudited

ASSETS

Current Assets:
     Cash and cash equivalents                         $   49,935     $  140,000
     Accounts receivable, net of allowance
       for doubtful accounts of $91,000                 2,175,915      1,410,956
     Inventories                                        2,747,047      3,162,208
     Prepaid expense and other current assets             (24,146)        43,208
     Deferred income tax asset                               --             --

          Total current assets                          4,948,751      4,756,372

Property, plant and equipment at cost                   3,637,767      3,633,276
     Less: accumulated depreciation                     1,168,054      1,104,633

          Net property, plant & equipment               2,469,713      2,528,643

Real estate held for sale                                    --             --

Other assets:
     Loan to joint venture, including
       accrued interest                                      --             --
     Intangible assets, net                                65,585         67,152
     Other assets                                          11,321         18,049

          Total other assets                               76,906         85,201

          TOTAL ASSETS                                 $7,495,370     $7,370,216

See accompanying notes

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        01/31/97       10/31/96
                                                       Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Revolving promissory note                       $   871,652    $   531,652
     Current maturities of long-term debt                637,079        663,842
     Capital Lease Obligation                             14,584         14,281
     Accounts payable                                  1,376,232      1,031,224
     Accrued liabilities                                 399,681        498,284
     Customer deposits                                   240,138        683,324

               Total current liabilities               3,539,366      3,422,607

Accrued legal fees                                       335,285        315,696
Long-term debt                                           202,149        210,324
Capital Lease Obligation, less current maturities        697,929        701,568
Minority interest in equity of subsidiary                513,058        509,369

               Total liabilities                       5,287,787      5,159,564

Stockholders' equity
     Common stock, par value $.01
          25,000,000 shares authorized;
          2,763,314 shares issued                         27,634         27,634
     Preferred stock, par value $.0001,
          10,000 shares authorized, none issued              --             --
     Additional paid-in capital                        6,066,356      6,066,356
     Accumulated deficit                              (2,579,106)    (2,588,935)

                                                       3,514,884      3,505,055

Less: Treasury stock, 331,763 shares at cost             419,306        419,306
Less: Note receivable from shareholders                  887,995        875,097

               Total stockholders' equity              2,207,583      2,210,652

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $ 7,495,370    $ 7,370,216

See accompanying notes

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  UNAUDITED

Three months ended:                                  01/31/97         01/31/96

Net Sales                                          $ 3,399,974      $ 3,177,627

Cost of Sales                                        2,644,617        2,157,046
                                                   -----------      -----------

Gross Profit                                           755,357        1,020,581

Operating Expenses:
     Selling                                           248,252          348,274
     General and Administrative                        453,973          482,709
                                                   -----------      -----------

Total operating expenses                               702,225          830,983

Operating Income                                        53,132          189,598

Other Income (Expenses):
     Interest and Dividends                             15,062           15,158
     Interest Expense                                  (43,598)         (18,909)
     Other Income                                        1,822              150
     Other Expense                                        --               --
     Net Loss on Disposal of Fixed Assets                 --               --
                                                   -----------      -----------

Total Other Income (Expenses)                          (26,714)          (3,601)

Less minority interest in income of
     consolidated subsidiary                             3,689           13,000
                                                   -----------      -----------

Income before income taxes                              22,729          172,997

Income Tax Provision (benefit)
     Current                                            12,900           12,900
     Deferred                                             --            (80,000)

NET INCOME                                               9,829          240,097

Earnings per share                                        0.00             0.09

Average number of shares and equivalent              2,485,488        2,697,593

See accompanying notes

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     for three months ended January 31,1997


                                                   Common Stock
                                            Par Value $.01 Authorized
                                                25,000,000 Shares
                                            -------------------------
                                               NUMBER                   ADDITIONAL
                                             OF SHARES        PAR         PAID-IN      ACCUMULATED
                                               ISSUED        VALUE        CAPITAL        DEFICIT
                                            -------------------------   -----------    -----------

         Balance at October 31, 1995          2,763,314   $    27,634   $ 6,069,995    $(2,027,894)

Adjustment of Note Receivable from
     shareholder as a reduction of
     stockholder's equity                          --            --            --             --
Dissolution of non operating subsidiaries                                    (3,639)         4,639
Net income (loss)                                  --            --            --         (565,680)
                                            -----------   -----------   -----------    -----------
         Balance at October 31, 1990          2,763,314   $    27,634   $ 6,066,356    $(2,588,935)
                                            ===========   ===========   ===========    ===========


Adjustment of Note Receivable from
     shareholder as a reduction of
     stockholder's equity                          --            --            --             --

Net income (loss)                                  --            --            --            9,829
                                            -----------   -----------   -----------    -----------
         Balance at January 31, 1997          2,763,314   $    27,634   $ 6,066,356    $(2,579,106)
                                            ===========   ===========   ===========    ===========




                                                 Treasury Stock
                                            ------------------------
                                               NUMBER                                     TOTAL
                                                 OF                                    STOCKHOLDERS'
                                               SHARES         COST          OTHER         EQUITY
                                            -------------------------    -----------    -----------

         Balance at October 31, 1995            331,763   $  (419,306)   $  (663,011)   $ 2,987,418

Adjustment of Note Receivable from
     shareholder as a reduction of
     stockholder's equity                          --            --         (212,086)      (212,086)
Dissolution of non operating subsidiaries                                                     1,000
Net income (loss)                                  --            --             --         (565,680)
                                            -----------   -----------    -----------    -----------
         Balance at October 31, 1990            331,763   $  (419,306)   $  (875,097)   $ 2,210,652
                                            ===========   ===========    ===========    ===========


Adjustment of Note Receivable from
     shareholder as a reduction of
     stockholder's equity                          --            --          (12,898)       (12,898)

Net income (loss)                                  --            --             --            9,829
                                            -----------   -----------    -----------    -----------
         Balance at January 31, 1997            331,763   $  (419,306)   $  (887,995)   $ 2,207,583
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

3.   Earnings (Loss) Per Common and Common Equivalent Share:

     Earnings (loss) per common and common equivalent share are calculated using the weighted average number of common share outstanding during each year and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value in the case of income. Options are not considered in loss periods as they would be antidilutive.

4.   Long-Term Debt:

     Long-term debt consists of the following:


                           January 31,                         1997      1996

         Term note payable to bank at prime rate plus,
           due in equal monthly installments of $9,028,
           plus interest through August 2002.               $ 604,861  $370,833

                           January 31,                                            1997        1996

         Revolving promissory note payable to bank in the
            amount of $1,000,000.  Interest at prime payable
            monthly.  All amounts borrowed are due in full
            July 7, 1997                                                         871,652    250,000

         Term note payable to Appling County, Georgia at 4.0 % due in equal monthly installments of $3,417,
            including interest through July 2003                                 234,367       --
                                                                              ----------   --------
                                                                               1,710,880    620,833
         Amounts classified as current                                         1,508,731    440,000
                                                                              ----------   --------
                                                                              $  202,149   $180,833
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

     The Company violated covenants related to minimum net worth and maximum debt to worth. As of the date of issuance of these financial statements, the lender has not waived these covenant violations nor has it demanded repayment. Management plans to negotiate an extension of the revolving debt and covenant requirements prior to the expiration date of the debt or obtain alternative financing. However, no assurance an be given that the Company will be successful. If the Company were unable to negotiate an extension or obtain alternative financing and the lender called the debt, management would be required to shut down and/or sell certain assets of the Company. Management believes its available collateral to be sufficient so as acceptable financing can be obtained.

     The Company has pledged substantially all of its assets as collateral under the term loan and revolving loan agreement.

     Contractual maturities are as follows:

                                                              Aggregate
         Period ending January 31                             Obligation
         ------------------------                             ----------

                  1998                                        $  1,012,203
                  1999                                             141,863
                  2000                                             143,230
                  2001                                             144,652
                  2002                                             146,131
                  Beyond                                           122,801
                                                              ------------
                                                              $  1,710,880
                                                              ============

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

Consolidated net income for the first quarter 1997 was $9,829 versus $240,097 in the first quarter of 1996. Earnings per share for the first quarter were $.00 and $.09 for 1997 and 1996 respectively. The lower earnings and the decrease in the gross profit margin is directly related to the operations at the IPS subsidiary in Baxley, Georgia. The losses incurred by the new subsidiary were the result of costs related to a start-up operation and the continuing weakness in the corrugated board and paper prices in the recycled products markets. Also, the first quarter results for 1996 included income of $80,000 due to the recording of a deferred tax asset which was reversed in the fourth quarter of 1996. The deferred tax asset was reversed due to the results of operations in 1996 and current short-term expectations.


The IPS operations have been pared down to a level which is commensurate with the current corrugated and paper recycling market conditions. This subsidiary is now running efficiently and it is the objective of the Company to get IPS to a profitable or near break-even level by the end of the fiscal 1997.

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

The revolving note payable to SouthTrust in the amount of $1,000,000 was renewed in July 1996 at the prime rate. Interest is payable monthly and all amounts borrowed are due in full on July 7, 1997. The balance due at January 31, 1997 was $871,652. At January 31, 1997, the Company is in violation of the covenants of the loan agreement related to minimum net worth and maximum debt to worth. As of the filing date, the lender has not waived these covenant violations nor has it demanded repayment. While no assurance can be given, management believes its available collateral to be sufficient to allow the Company to renegotiate an extension of the revolving debt and its covenant requirements prior to its expiration date or obtain alternative financing. It is anticipated that the note will be renewed in July 1997.

For the year ended October 31, 1996 and the quarter ended January 31, 1997 the Company had negative cash flow from operations. Management has taken actions to improve cash flows from operations primarily by reducing personnel to a minimum level and cutting operating costs at the IPS subsidiary where possible. Management anticipated that the IPS subsidiary will attain or exceed the sales levels of 1996 and with the cost structure in place this subsidiary should perform substantially better in 1997 than in 1996. However, if orders at IPS are not sufficient to sustain a minimum cash outflow rate, management will take further action as necessary to maintain the liquidity position of the entire company.


Our auditors, Coopers & Lybrand, have stated in the "Report of Independent Accountants" to the shareholders of Waste Technology Corporation that there is "substantial doubt" about the Company's ability to continue as a going concern. While the Company understands why the accountants report had to include the explanatory paragraph, (the absence of a loan default waiver), and though the Company's Management and Board of Directors has substantial concern, it believes that it has several viable options to continue as a going concern for the following reasons:

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

Inflation:

The cost of the Company and its subsidiaries are subject to the general inflationary trends existing in the general economy. The Company believes that expected pricing by its subsidiaries for balers will be able to include sufficient increased to offset any increase in costs due to inflation.

PART II-OTHER INFORMATION

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned hereto duly authorized.

Dated: June 6,  1997                        WASTE TECHNOLOGY CORPORATION

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