Form 10QSB
period 1997-04-30
WASTE TECHNOLOGY CORP
filed 1997-06-13
CIK 781902

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
  X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---      Exchange Act of 1934

For the quarterly period ended April 30, 1997.

         Transition report pursuant to Section 13 or 15 (d) of the Securities
---      Exchange Act of 1934

For the transition period from _______ to _______

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

         At May 31, 1997, Registrant had outstanding 2,431,551 shares of its Common Stock.

         Transitional small business disclosure format check one:

                  Yes          No  X
                     -----       -----

                             WASTE TECHNOLOGY CORP.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

     ITEM I.    FINANCIAL STATEMENTS

     o    Balance Sheets as of April 30, 1997 and October 31, 1997...........3

     o    Statements of Income for the three months..........................5 ended April 30, 1997 and 1996

     o    Statements of Changes in Stockholders' Equity......................7
          for the period from October 31, 1995 to April 30, 1997

     o    Statements of Cash Flows for the three months......................8 ended April 30, 1997 and 1996

     o    Notes to Financial Statements.....................................10


     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS........................13
                OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

PART II.  OTHER INFORMATION

     o    Signatures........................................................16

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                04/30/97        10/31/96
                                                               Unaudited
ASSETS

Current Assets:
  Cash and cash equivalents                                       $93,186        $140,000
  Accounts receivable, net of allowance
    for doubtful accounts of $91,000                            1,379,312       1,410,956
  Inventories                                                   2,940,400       3,162,208
  Prepaid expense and other current assets                          6,229          43,208
  Deferred income tax asset                                        -               -

          Total current assets                                  4,419,127       4,756,372


Property, plant and equipment at cost                           3,656,741       3,633,276
  Less:  accumulated depreciation                               1,231,531       1,104,633

          Net property, plant & equipment                       2,425,210       2,528,643

Real estate held for sale                                          -               -

Other assets:
  Loan to joint venture, including
    accrued interest                                               -               -
  Intangible assets, net                                           64,018          67,152
  Other assets                                                     16,593          18,049

          Total other assets                                       80,611          85,201

          TOTAL ASSETS                                         $6,924,948      $7,370,216

See accompanying notes

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                04/30/97        10/31/96
                                                               Unaudited
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                      $771,652        $531,652
  Current maturities of long-term debt                            610,319         663,842
  Capital Lease Obligation                                         14,887          14,281
  Accounts payable                                              1,028,355       1,031,224
  Accrued liabilities                                             496,344         498,284
  Customer deposits                                               378,850         683,324

          Total current liabilities                             3,300,407       3,422,607

Accrued legal fees                                                355,166         315,696
Long-term debt                                                    193,892         210,324
Capital Lease Obligation, less current maturities                 693,892         701,568
Minority interest in equity of subsidiary                         505,035         509,369

          Total liabilities                                     5,048,392       5,159,564

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized;
    2,763,314 shares issued                                        27,634          27,634
  Preferred stock, par value $.0001,
    10,000 shares authorized, none issued                          -               -
  Additional paid-in capital                                    6,066,356       6,066,356
  Accumulated deficit                                          (2,877,241)     (2,588,935)

                                                                3,216,749       3,505,055

Less:  Treasury stock, 331,763 shares at cost                     419,306         419,306
Less:  Note receivable from shareholders                          920,887         875,097

          Total stockholders' equity                            1,876,556       2,210,652

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $6,924,948      $7,370,216

See accompanying notes
                                        4

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

Three months ended:                                             04/30/97        04/30/96
Net Sales                                                      $2,248,147      $3,951,750

Cost of Sales                                                   1,867,171       3,086,156
                                                               ----------      ----------

Gross Profit                                                      380,976         865,594

Operating Expenses:
  Selling                                                         253,551         425,872
  General and Administrative                                      396,329         526,833
                                                               ----------      ----------

    Total operating expenses                                      649,880         952,705

Operating Income                                                 (268,904)        (87,111)

Other Income (Expenses):
  Interest and Dividends                                           14,216          12,094
  Interest Expense                                                (51,847)        (32,538)
  Other Income                                                      2,477           6,550
  Other Expense                                                    -               (8,208)
  Net Gain on Disposal of Fixed Assets                             -               14,626
                                                               ----------      ----------

    Total Other Income (Expenses)                                 (35,154)         (7,476)

Less minority interest in income of
  consolidated subsidiary                                          (8,023)         (9,000)
                                                               ----------      ----------

Income before income taxes                                       (296,035)        (85,587)

Income Tax Provision (benefit)
  Current                                                           2,100          12,900
  Deferred                                                         -               -


NET INCOME                                                      ($298,135)       ($98,487)



Earnings per share                                                  (0.12)          (0.04)

Average number of shares and equivalent                         2,431,551       2,431,551


See accompanying notes
                                        5

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

Six months ended:                                               04/30/97        04/30/96
Net Sales                                                      $5,648,121      $7,129,377

Cost of Sales                                                   4,511,788       5,243,202
                                                               ----------      ----------

Gross Profit                                                    1,136,333       1,886,175

Operating Expenses:
  Selling                                                         501,803         774,146
  General and Administrative                                      850,302       1,009,542
                                                               ----------      ----------

    Total operating expenses                                    1,352,105       1,783,688

Operating Income                                                 (215,772)        102,487

Other Income (Expenses):
  Interest income                                                  29,278          27,252
  Interest Expense                                                (95,445)        (51,447)
  Other Income                                                      4,299           6,700
  Other Expense                                                    -               (8,208)
  Net Gain on Disposal of Fixed Assets                             -               14,626
                                                               ----------      ----------

    Total Other Income (Expenses)                                 (61,868)        (11,077)

Less minority interest in income of
  consolidated subsidiary                                          (4,334)          4,000
                                                               ----------      ----------

Income before income taxes                                       (273,306)         87,410

Income tax provision  (benefit)
  Current                                                          15,000          25,800
  Deferred                                                         -              (80,000)

NET INCOME                                                      ($288,306)       $141,610

Earnings per share                                                  (0.12)           0.05

Average number of shares and equivalent                         2,431,551       2,697,493

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       for six months ended April 30, 1997

                                   Common Stock
                            Par Value $.01 Authorized
                             25,000,000                                          Treasury Stock

                               NUMBER               ADDITIONAL                      NUMBER                              TOTAL
                             OF SHARES      PAR       PAID-IN   ACCUMULATED           OF                             STOCKHOLDERS'
                               ISSUED      VALUE      CAPITAL     DEFICIT           SHARES       COST       OTHER       EQUITY
       Balance at
         October 31,1995      2,763,314     $27,634  $6,069,995 ($2,027,894)        $331,763   ($419,306)  ($663,011) $2,987,418

Adjustment of Note
  Receivable from
  shareholder as a
  reduction of
  stockholder's equity           -           -           -           -                -           -         (212,086)   (212,086)

Dissolution of
  non-operating
  subsidiaries                   -           -           (3,639)      4,639           -           -           -            1,000

Net income (loss)                -           -           -         (565,680)          -           -           -         (565,680)
                            ----------- ----------- ----------- ------------     ----------- ------------ ----------- -----------
       Balance at
         October 31,1996      2,763,314     $27,634  $6,066,356 ($2,588,935)        $331,763   ($419,306)  ($875,097) $2,210,652

Adjustment of Note
  Receivable from
  shareholder as a
  reduction of
  stockholder's equity           -           -           -           -                -           -          (45,790)    (45,790)

Net income (loss)                -           -           -         (288,306)          -           -           -         (288,306)
                            ----------- ----------- ----------- ------------     ----------- ------------ ----------- -----------
       Balance at
         April 30, 1997       2,763,314     $27,634  $6,066,356 ($2,877,241)        $331,763   ($419,306)  ($920,887) $1,876,556
                            =========== =========== =========== ============     =========== ============ =========== ===========

              WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW

For Three Months Ended
                                                                   04/30/97        04/30/96
Cash flow from operating activities:
     Net (loss)income                                              ($298,135)       ($98,487)
     Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
          Write-down on investment in joint venture                        0               0
          Loss on disposal of property held for sale                       0               0
          Gain from sale of equipment                                      0               0
          Dissolution of non-operating subsidiaries                        0           1,000
          Depreciation and amortization                               65,044          43,449
          Provision for doubtful accounts                                  0               0
          Insurance premiums paid on behalf of Company president           0               0
          Minority interest in income of subsidiary                   (8,023)         (9,000)
          Deferred income taxes                                            0               0
     Increase (decrease) from changes in:
          Accounts receivable                                        796,603        (489,314)
          Inventories                                               (193,353)       (202,427)
          Prepaid expenses and other current assets                  (30,375)         33,374
          Other assets                                                (5,272)        (14,774)
          Accounts payable                                          (347,877)        362,716
          Accrued liabilities and legal fees                         116,544          24,007
          Customer deposits                                          138,712        (338,045)
          Reserve for legal settlement                                     0               0

               Total adjustments                                     532,003        (589,014)

               Net cash (used in) provided by operating
               activities                                            233,868        (687,501)

Cash flows from investing activities:
     Increase in notes receivable from shareholders                  (32,892)         10,911
     Purchase of property and equipment                              (18,974)       (442,437)
     Proceeds from sale of property held for resale                        0               0
     Proceeds from sale of equipment                                       0               0

               Net cash used in investing activities                 (51,866)       (431,526)

Cash flows from financing activities:
     Proceeds from debt                                             (100,000)      1,170,000
     Issuance of common stock                                              0               0
     Principal payments of long-term debt agreements &
     capital leases                                                  (38,751)        (47,500)
               Cash flows used in financing activities              (138,751)      1,122,500


Net (decrease) increase in cash                                       43,251           3,473


Cash at beginning of period                                           49,935           3,160
Cash at end of period                                                 93,186           6,633


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                            51,847          32,538
  Income taxes                                                             0               0

              WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW

For Six Months Ended

                                                                   04/30/97        04/30/96
Cash flow from operating activities:
     Net (loss)income                                              ($288,306)       $141,610
     Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
          Write-down on investment in joint venture                        0               0
          Loss on disposal of property held for sale                       0           9,648
          Gain from sale of equipment                                      0               0
          Dissolution of non-operating subsidiaries                        0           1,000
          Depreciation and amortization                              130,032          75,853
          Provision for doubtful accounts                                  0               0
          Insurance premiums paid on behalf of Company president           0               0
          Minority interest in income of subsidiary                   (4,334)          4,000
          Deferred income taxes                                            0         (80,000)
     Increase (decrease) from changes in:
          Accounts receivable                                         31,644        (497,443)
          Inventories                                                221,808        (907,393)
          Prepaid expenses and other current assets                   36,979         (13,461)
          Other assets                                                 1,456          (8,194)
          Accounts payable                                            (2,869)        490,037
          Accrued liabilities and legal fees                          37,530         (43,112)
          Customer deposits                                         (304,474)       (515,279)
          Reserve for legal settlement                                     0               0

               Total adjustments                                     147,772      (1,484,344)

               Net cash (used in) provided by operating
               activities                                           (140,534)     (1,342,734)

Cash flows from investing activities:
     Increase in notes receivable from shareholders                  (45,790)            822
     Purchase of property and equipment                              (23,465)     (1,178,385)
     Proceeds from sale of property held for resale                        0         194,466


     Proceeds from sale of equipment                                       0               0

               Net cash used in investing activities                 (69,255)       (983,097)

Cash flows from financing activities:
     Proceeds from debt                                              240,000       1,420,000
     Issuance of common stock                                              0               0
     Principal payments of long-term debt agreements &
     capital leases                                                  (77,025)       (201,878)
               Cash flows used in financing activities               162,975       1,218,122


Net (decrease) increase in cash                                      (46,814)     (1,107,709)
Cash at beginning of period                                          140,000       1,114,342
Cash at end of period                                                 93,186           6,633


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                            95,445          51,447
  Income taxes                                                             0           9,000

Waste Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 1997 are not necessarily indicative of the results that may be expected the year ending October 31, 1997. For further information, refer to the Company's Annual Report on form 10KSB/A for the year ended October 31, 1996 and the Management Discussion included in this form 10QSB.

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

4.   Long-Term Debt:

     Long-term debt consists of the following:

                       April 30,                        1997           1996

         Term note payable to bank at prime
            rate plus, due in equal monthly
            installments of $9,028, plus
            interest through August 2002.             $ 577,778      $323,333

                           April 30,                                     1997              1996
         Revolving promissory note payable to bank in the
            amount of $1,000,000.  Interest at prime payable
            monthly.  All amounts borrowed are due in full
            July 7, 1997.                                                771,652           700,000

         Term note payable to Appling County, Georgia at
            4.0 % due in equal monthly installments of $3,417,
            including interest through July 2003.                        226,433                 -
                                                                       ---------         ---------
                                                                       1,575,863         1,023,833
         Amounts classified as current                                 1,381,971           895,000
                                                                       ---------         ---------
                                                                       $ 193,892          $128,333
                                                                       =========         =========

     The bank's prime rate at April 30, 1997 was 8.25%. The carrying value of the Company's debt approximates fair value.

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

     Contractual maturities are as follows:

                                                              Aggregate
         Period ending April 30                               Obligation
         ----------------------                               ----------

                  1998                                        $  912,526
                  1999                                           142,200
                  2000                                           143,580
                  2001                                           145,016
                  2002                                           146,511
                  Beyond                                          86,030
                                                              ----------
                                                              $1,579,863
                                                              ==========

5.   Capital Lease:

     During 1996, the International Press and Shear (IPS) subsidiary entered into a lease agreement for its manufacturing facility, which has been accounted for as a capital lease, as the ownership of the facility is transferred to IPS when the lease obligation is satisfied. Lease payments of $6,135 per month are based on a note with an interest rate of 8.25%. Principal balance and accrued interest are due on the 15th anniversary of the note.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations:  Three Month Comparisons

For the second quarter of fiscal 1997 the Company had net sales of $2,248,147 as compared to $3,951,750 for the second quarter of 1996, a decrease of 43.1%. The decrease in sales was caused by lower shipments at all operating units of the Company and was directly related to continuing weakness in the corrugated board and paper markets for recycled materials.

Consolidated net income was a loss in the second quarter of $298,135 versus a loss of $98,487 in the same quarter in the prior year. Earnings per share was $(.12) and $(.04) for the second quarter 1997 and 1996 respectively. The loss in the second quarter was the result of the lower shipments mentioned above.

Due to the lower shipments experienced in fiscal 1997, the Company has taken actions which have reduced controllable selling and administrative costs. For the quarter ending April 30, 1997, selling expense and administration costs are $172, 321, 40.5% and $130,504, 24.8% below the same quarter in the prior year respectively.

Results of Operations: Six Month Comparisons

Net sales decreased from $7,129,377 in the first half of 1996 to $5,648,121 in the first half of 1997, a decrease of 20.8%. All operating divisions of the Company had lower shipments in the first half of 1997 versus the first half of 1996.

Net income for the first six months of 1997 was a loss of $288,306 versus a profit of $141,610 in the corresponding period in 1996. The loss is primarily the result of the lower shipments in 1997 versus 1996. For the year to date results, the Company's Baxley, Georgia subsidiary, International Press and Shear Corporation (IPS), was the cause of the overall loss for the period. The losses incurred by the new subsidiary were the result of costs related to a start-up operation and the continuing weakness in the corrugated board and paper prices in the recycled products markets. Also, the first half results for 1996 included income of $80,000 due to the recording of a deferred tax asset which was reversed in the fourth quarter of 1996. The deferred tax asset was reversed due to the results of operations in 1996 and current short-term expectations.

The IPS operations have been pared down to a level which is commensurate with the current corrugated and paper recycling market conditions. This subsidiary is now running efficiently and it is the objective of the Company to get IPS to a profitable or near break-even level by the end of the fiscal 1997.

The backlog as of May 31, 1997 was $3,670,000 as compared with $3,103,000 as of May 31, 1996, an increase of 18.3%. Therefore, with this backlog, the second half of fiscal 1997 is anticipated to show improved results over the first half.

Financial Condition:

Net working capital decreased from $1,333,765 at October 31, 1996 to $1,118,720 at April 30, 1997. This decrease in working capital is primarily the result of lower inventory and a reduction in customer deposits during the period.

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

The revolving note payable to SouthTrust in the amount of $1,000,000 was renewed in July 1996 at the prime rate. Interest is payable monthly and all amounts borrowed are due in full on July 7, 1997. The balance due at January 31, 1997 was $871,652 and decreased to $771,652 at April 30, 1997. At April 30,
1997, the Company is in violation of the covenants of the loan agreement related to minimum net worth and maximum debt to worth. As of the filing date, the lender has not waived these covenant violations nor has it demanded repayment. While no assurance can be given, management believes its available collateral to be sufficient to allow the Company to renegotiate an extension of the revolving debt and its covenant requirements prior to its expiration date or obtain alternative financing. It is anticipated that the note will be renewed in July 1997.

For the year ended October 31, 1996 and the quarter ended January 31, 1997 the Company had negative cash flow from operations, but did have positive cash flow from operations in the quarter ending April 30, 1997. Management has taken actions to improve cash flows from operations primarily by reducing personnel to a minimum level and cutting operating costs at the IPS subsidiary where possible. Management anticipated that the IPS subsidiary will attain or exceed the sales levels of 1996 and with the cost structure in place this subsidiary should perform substantially better in 1997 than in 1996. However, if orders at IPS are not sufficient to sustain a minimum cash outflow rate, management will take further action as necessary to maintain the liquidity position of the entire company.

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

The Company has no commitments for any material capital expenditures. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economy changes which materially effect the amount of reported income from continuing operations.

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


Dated: June 13, 1997                        WASTE TECHNOLOGY CORPORATION


                                            BY: /s/Ted C. Flood
                                                -------------------------------
                                                Ted C. Flood, President
                                                (Chief Executive Officer)


                                            BY: /s/William E. Nielsen
                                                -------------------------------
                                                William E. Nielsen
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)