Form 10QSB
period 1997-07-31
WASTE TECHNOLOGY CORP
filed 1997-09-15
CIK 781902

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

 X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---     Exchange Act of 1934

For the quarterly period ended July 31, 1997.
                               --------------

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

         At August 29, 1997, Registrant had outstanding 4,863,102 shares of its Common Stock.

         Transitional small business disclosure format check one:

                  Yes         No  X
                     -----      -----

                             WASTE TECHNOLOGY CORP.

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.           FINANCIAL INFORMATION

        ITEM I.            FINANCIAL STATEMENTS

        o         Balance Sheets as of July 31, 1997 and October 31, 1996.........................................3

        o         Statements of Income for the three months and nine months.......................................5 ended July 31, 1997 and 1996

        o         Statements of Changes in Stockholders' Equity...................................................7
                  for the period from October 31, 1995 to July 31, 1997

        o         Statements of Cash Flows for the three months and nine months...................................8 ended July 31, 1997 and 1996

        o         Notes to Financial Statements..................................................................10

        ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS..................................................13
                           OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS

PART II.          OTHER INFORMATION

        o         Signatures.....................................................................................16

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  07/31/97         10/31/96
                                                 ----------       ----------
                                                 Unaudited
ASSETS

Current Assets:
  Cash and cash equivalents                      $  460,130       $  140,000
  Accounts receivable, net of allowance
    for doubtful accounts of $91,000              1,254,143        1,410,956
  Inventories                                     3,200,510        3,162,208
  Prepaid expense and other current assets            7,370           43,208
  Deferred income tax asset                              --               --
                                                 ----------       ----------
          Total current assets                    4,922,153        4,756,372

Property, plant and equipment at cost             3,673,939        3,633,276
  Less:  accumulated depreciation                 1,295,008        1,104,633
                                                 ----------       ----------
          Net property, plant & equipment         2,378,931        2,528,643

Other assets:
  Loan to joint venture, including
    accrued interest                                     --               --
  Intangible assets, net                             62,452           67,152
  Other assets                                       15,864           18,049
                                                 ----------       ----------
          Total other assets                         78,316           85,201
                                                 ----------       ----------
          TOTAL ASSETS                           $7,379,400       $7,370,216

See accompanying notes

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                         07/31/97           10/31/96
                                                        -----------        -----------
                                                         Unaudited
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                             $   971,652        $   531,652
  Current maturities of long-term debt                      583,562            663,842
  Capital Lease Obligation                                   15,199             14,281
  Accounts payable                                        1,353,782          1,031,224
  Accrued liabilities                                       427,524            498,284
  Customer deposits                                         684,740            683,324
                                                        -----------        -----------
          Total current liabilities                       4,036,459          3,422,607

Accrued legal fees                                               --            315,696
Long-term debt                                              185,551            210,324
Capital Lease Obligation, less current maturities           689,931            701,568
Minority interest in equity of subsidiary                   509,369            509,369
                                                        -----------        -----------
          Total liabilities                               5,421,310          5,159,564

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized;
    2,763,314 shares issued                                  27,634             27,634
  Preferred stock, par value $.0001,
    10,000 shares authorized, none issued                        --                 --
  Additional paid-in capital                              6,066,356          6,066,356
  Accumulated deficit                                    (3,151,311)        (2,588,935)
                                                        -----------        -----------
                                                          2,942,679          3,505,055

Less:  Treasury stock, 331,763 shares at cost               419,306            419,306
Less:  Note receivable from shareholders                    565,283            875,097
                                                        -----------        -----------
          Total stockholders' equity                      1,958,090          2,210,652
                                                        -----------        -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $ 7,379,400        $ 7,370,216

See accompanying notes

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

Three months ended:                             07/31/97           07/31/96
                                              -----------        -----------
Net Sales                                     $ 2,401,082        $ 3,821,563

Cost of Sales                                   1,898,754          2,969,457
                                              -----------        -----------
Gross Profit                                      502,328            852,106

Operating Expenses:
  Selling                                         303,445            423,044
  General and Administrative                      427,125            474,626
                                              -----------        -----------
    Total operating expenses                      730,570            897,670

Operating Income                                 (228,242)           (45,564)

Other Income (Expense):
  Interest & Dividends                             16,039             12,107
  Interest Expense                                (59,473)           (47,099)
  Other Income                                      1,940                829
  Other Expense                                        --             (9,159)
  Net Gain on Disposal of Fixed Assets                 --              9,159
                                              -----------        -----------
    Total Other Income (Expense)                  (41,494)           (34,163)

Less minority interest in income of
  consolidated subsidiary                           4,334                 --
                                              -----------        -----------
Income before income taxes                       (274,070)           (79,727)

Income Tax Provision (benefit)
  Current                                              --             12,900
  Deferred                                             --                 --
                                              -----------        -----------
NET INCOME (LOSS)                             ($  274,070)       ($   92,627)

Earnings per share                                  (0.06)             (0.02)

Average number of shares and equivalent         4,863,102          4,863,102

See accompanying notes

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

Nine months ended:                              07/31/97            07/31/96
                                              ------------        ------------
Net Sales                                     $  8,049,203        $ 10,950,940

Cost of Sales                                    6,410,542           8,212,659
                                              ------------        ------------
Gross Profit                                     1,638,661           2,738,281

Operating Expenses:
  Selling                                          805,248           1,197,190
  General and Administrative                     1,277,427           1,484,168
                                              ------------        ------------
    Total operating expenses                     2,082,675           2,681,358

Operating Income                                  (444,014)             56,923

Other Income (Expense):
  Interest income                                   45,317              39,359
  Interest Expense                                (154,918)            (98,546)
  Other Income                                       6,239               7,529
  Other Expense                                         --             (17,637)
  Net Gain on Disposal of Fixed Assets                  --              23,785
                                              ------------        ------------
    Total Other Income (Expense)                  (103,362)            (45,240)

Less minority interest in income of
  consolidated subsidiary                               --               4,000
                                              ------------        ------------
Income before income taxes                        (547,376)              7,683

Income tax provision  (benefit)
  Current                                           15,000              38,700
  Deferred                                              --             (80,000)
                                              ------------        ------------
NET INCOME  (LOSS)                            ($   562,376)       $     48,983

Earnings per share                                   (0.12)               0.01

Average number of shares and equivalent          4,863,102           5,390,020

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       October 31, 1995 to July 31, 1997

                                                      Common Stock
                                                Par Value $.01 Authorized
                                                       25,000,000

                                                   NUMBER                           ADDITIONAL
                                                 OF SHARES            PAR             PAID-IN          ACCUMULATED
                                                   ISSUED            VALUE            CAPITAL            DEFICIT
                                                -----------       -----------       -----------        -----------

       Balance at October 31, 1995                2,763,314       $    27,634       $ 6,069,995        ($2,027,894)


Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                   --                --                --                 --

Dissolution of non-operating subsidiaries                --                --            (3,639)             4,639


Net income (loss)                                        --                --                --           (565,680)
                                                -----------       -----------       -----------        -----------
       Balance at October 31, 1996                2,763,314       $    27,634       $ 6,066,356        ($2,588,935)

2 for 1 Stock Split June 16, 1997                 2,763,314

Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                   --                --                --                 --

Net income (loss)                                        --                --                --           (562,376)
                                                -----------       -----------       -----------        -----------
       Balance at July 31, 1997                   5,526,628       $    27,634       $ 6,066,356        ($3,151,311)
                                                ===========       ===========       ===========        ===========

                                              Treasury Stock

                                                   NUMBER                                                 TOTAL
                                                     OF                                                STOCKHOLDERS'
                                                   SHARES            COST               OTHER             EQUITY
                                                -----------       -----------        -----------        -----------

       Balance at October 31, 1995                  331,763       ($  419,306)       ($  663,011)       $ 2,987,418


Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                   --                --           (212,086)          (212,086)

Dissolution of non-operating subsidiaries                --                --                 --              1,000


Net income (loss)                                        --                --                 --           (565,680)
                                                -----------       -----------        -----------        -----------
       Balance at October 31, 1996                  331,763       ($  419,306)       ($  875,097)       $ 2,210,652
                                                    331,763
2 for 1 Stock Split June 16, 1997

Adjustment of Note Receivable from
  shareholder as a reduction of
  stockholder's equity                                   --                --            309,814            309,814

Net income (loss)                                        --                --                 --           (562,376)
                                                -----------       -----------        -----------        -----------
       Balance at July 31, 1997                     663,526       ($  419,306)       ($  565,283)       $ 1,958,090
                                                ===========       ===========        ===========        ===========

                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW


For  Three Months Ended
                                                                               07/31/97         07/31/96
                                                                              ---------        ---------
Cash flow from operating activities:
     Net (loss)income                                                         ($274,070)       ($ 92,627)
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Gain from sale of equipment                                                --               --
          Dissolution of non-operating subsidiaries                                  --               --
          Depreciation and amortization                                          65,043           58,998
          Provision for doubtful accounts                                            --               --
          Insurance premiums paid on behalf of Company president                     --               --
          Minority interest in income of subsidiary                               4,334               --
          Deferred income taxes                                                      --               --
     Increase (decrease) from changes in:
          Accounts receivable                                                   125,169         (605,206)
          Inventories                                                          (260,110)         290,525
          Prepaid expenses and other current assets                              (1,141)          26,139
          Other assets                                                              729          (11,441)
          Accounts payable                                                      325,427          (69,205)
          Accrued liabilities and legal fees                                    (55,182)          20,231
          Customer deposits                                                     305,890          116,041
          Reserve for legal settlement                                               --               --
                                                                              ---------        ---------
               Total adjustments                                                510,159         (173,918)
                                                                              ---------        ---------
               Net cash (used in) provided by operating activities              236,089         (266,545)

Cash flows from investing activities:
     Increase in notes receivable from shareholders                             (13,200)         (10,088)
     Purchase of property and equipment                                         (17,198)        (106,077)
                                                                              ---------        ---------
               Net cash used in investing activities                            (30,398)        (116,165)

Cash flows from financing activities:
     Increase (decrease) in Debt                                                161,253          491,614
     Issuance of common stock                                                        --               --
                                                                              ---------        ---------
               Cash flows used in financing activities                          161,253          491,614

Net (decrease) increase in cash                                                 366,944          108,904
Cash at beginning of period                                                      93,186            6,633
Cash at end of period                                                           460,130          115,537


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                                       53,221           49,671
  Income taxes                                                                       --           13,500

              WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW


For Nine Months Ended
                                                                               07/31/97           07/31/96
                                                                              -----------        -----------
Cash flow from operating activities:
     Net (loss)income                                                         ($  562,376)       $    48,983
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Gain from sale of equipment                                                  --                 --
          Dissolution of non-operating subsidiaries                                    --              1,000
          Depreciation and amortization                                           195,075            145,896
          Provision for doubtful accounts                                              --                 --
          Insurance premiums paid on behalf of Company president                       --                 --
          Minority interest in income of subsidiary                                    --              4,000
          Deferred income taxes                                                        --            (80,000)
     Increase (decrease) from changes in:
          Accounts receivable                                                     156,813         (1,102,649)
          Inventories                                                             (38,302)          (616,868)
          Prepaid expenses and other current assets                                35,838             12,678
          Other assets                                                              2,185            (19,635)
          Accounts payable                                                        322,558            420,832
          Accrued liabilities and legal fees                                      (17,652)           (22,881)
          Customer deposits                                                         1,416           (399,238)
          Reserve for legal settlement                                                 --                 --
                                                                              -----------        -----------
               Total adjustments                                                  657,931         (1,656,865)
                                                                              -----------        -----------
               Net cash (used in) provided by operating activities                 95,555         (1,607,882)

Cash flows from investing activities:
     Increase in notes receivable from shareholders                               (58,990)            (9,266)
     Purchase of property and equipment                                           (40,663)        (1,091,393)
                                                                              -----------        -----------
               Net cash used in investing activities                              (99,653)        (1,100,659)

Cash flows from financing activities:
     Increase (decrease) in Debt                                                  324,228          1,709,736
     Issuance of common stock                                                          --                 --
                                                                              -----------        -----------
               Cash flows used in financing activities                            324,228          1,709,736

Net (decrease) increase in cash                                                   320,130           (998,805)
Cash at beginning of period                                                       140,000          1,114,342
Cash at end of period                                                             460,130            115,537


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                                        148,666            101,118
  Income taxes                                                                         --             39,500

Waste Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and nine-month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the Company's Annual Report on form 10KSB/A for the year ended October 31, 1996 and the Management Discussion included in this form 10QSB.

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

4.   Long-Term Debt:

     Long-term debt consists of the following:

                           July 31,                                     1997             1996

         Term note payable to bank at prime rate plus, due
            in equal monthly installments of $9,028, plus
            interest through August 2002.                             $550,694         $275,833


                           July 31,                                    1997             1996
         Revolving promissory note payable to bank in the
            amount of $1,000,000.  Interest at prime payable
            monthly.  All amounts borrowed are due in full
            November 7, 1997                                           971,652          990,000

         Term note payable to Appling County, Georgia at
            4.0% due in equal monthly installments of $3,417,
            including interest through July 2003                       218,419          250,000
                                                                    ----------       ----------
                                                                     1,740,765        1,515,833
         Amounts classified as current                               1,555,214        1,211,581
                                                                    ----------       ----------
                                                                    $  185,551       $  304,252
                                                                    ==========       ==========

     The bank's prime rate at July 31, 1997 was 8.25%. The carrying value of the Company's debt approximates fair value.

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

     The Company did not meet all covenants related to minimum net worth and maximum debt to worth. As of the date of issuance of these financial statements, the lender has waived these covenant violations through November 7, 1997. The revolving debt has been extended to November 7, 1997. Management plans to negotiate an extension of the revolving debt and covenant requirements prior to the expiration date of the debt or obtain alternative financing. However, no assurance can be given that the Company will be successful. If the Company were unable to negotiate an extension or obtain alternative financing and the lender called the debt, management could be required to sell certain assets of the Company. Management believes its available collateral to be sufficient so that acceptable financing can be obtained.


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

6.   Other:

     On May 21, 1997 the Board of Directors of the Company approved a two-for-one split of the Waste Technology common stock effective June 16, 1997. The Company has been authorized by the Company's corporate counsel, Robson & Miller, LLP, to set off legal fees owed by the Company against the note due from Morton S. Robson, the senior partner of Robson & Miller, LLP.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations:  Three Month Comparisons

For the third quarter of fiscal 1997 the Company had net sales of $2,401,082 as compared to $3,821,563 for the third quarter of 1996, a decrease of 37.2%. The decrease in sales was caused by lower shipments at all operating units of the Company and was directly related to weakness in the corrugated board and paper markets for recycled materials. Corrugated and paper market prices have recently shown substantial increases.

Consolidated net income was a loss in the third quarter of $274,070 versus a loss of $92,627 in the same quarter in the prior year. Earnings per share was $(.06) and $(.02), adjusted for the 2 for 1 stock split, for the third quarter 1997 and 1996 respectively. The loss in the third quarter was the result of the lower shipments mentioned above.

Due to the lower shipments experienced in fiscal 1997, the Company has taken actions which have reduced controllable selling and administrative costs. For the quarter ending July 31, 1997, selling expense and administration costs are $119,599, 28.3% and $47,501, 10.0% below the same quarter in the prior year respectively.

Results of Operations: Nine Month Comparisons

Net sales decreased from $10,950,940 in the first nine months of 1996 to $8,049,203 in the first nine months of 1997, a decrease of 26.5%. All operating divisions of the Company had lower shipments in the first nine months of 1997 versus the same period in 1996.

Net income for the first nine months of 1997 was a loss of $562,376 versus a profit of $48,983 in the corresponding period in 1996. The loss is primarily the result of the lower shipments in 1997 versus 1996. For the year to date results, the Company's Baxley, Georgia subsidiary, International Press and Shear Corporation (IPS), was the cause of the overall loss for the period. The losses incurred by the new subsidiary were the result of costs related to a start-up operation and the continuing weakness in the corrugated board and paper prices in the recycled products markets. Also, the first half results for 1996 included income of $80,000 due to the recording of a deferred tax asset which was reversed in the fourth quarter of 1996. The deferred tax asset was reversed due to the results of operations in 1996 and current short-term expectations.

The IPS operations have been pared down to a level which is commensurate with the current corrugated and paper recycling market conditions. This subsidiary is now running efficiently and it is the objective of the Company to get IPS to a profitable or break-even level in the near future. The Company has accelerated its product development time in order to include new products which are not affected by significant price fluctuations. The Company has also experienced an increase in export sales.

The backlog as of August 31, 1997 was $3,831,000 as compared with $3,144,000 as of August 31, 1996, an increase of 21.9%. Therefore, with this backlog, the fourth quarter of fiscal 1997 and first half of fiscal 1998 are anticipated to show improved results over the corresponding prior periods.

Financial Condition:

Net working capital decreased from $1,333,765 at October 31, 1996 to $885,694 at July 31, 1997. This decrease in working capital is considered to be temporary and should be reversed in the fourth quarter of 1997 based on Management's expectations from the previously mentioned backlog increase.

The term note with SouthTrust Bank which was renewed in August 1996 and is due in equal monthly installments of $9,018, plus interest at the prime rate. The entire balance of this term note was classified as a current liability because the term loan has callable provisions relating to the revolving note described below.

The revolving note payable to SouthTrust in the amount of $1,000,000 was renewed in August 1997 at the prime rate. Interest is payable monthly and all amounts borrowed are due in full on November 7, 1997. The balance due at April 30, 1997 was $771,652 and increased to $971,652 at July 31, 1997. At July 31,
1997, the Company did not meet certain covenants of the loan agreement related to minimum net worth and maximum debt to worth. The lender has waived these covenant requirements through November 7, 1997. While no assurance can be given, management believes its available collateral to be sufficient to allow the Company to renegotiate an extension of the revolving debt and its covenant requirements prior to its expiration date or obtain alternative financing. It is anticipated that the note will be renewed in November 1997.

For the nine months ended July 31, 1997 the Company had $95,555 cash flow from operations while in the same period in fiscal 1996 the Company had negative operating cash flow of $1,607,882. The negative cash flow in fiscal 1996 was due to the start-up operations, IPS, cash requirements for inventory and accounts receivable and which have not continued at the same rate in fiscal 1997.

Our auditors, Coopers & Lybrand, have stated in the "Report of Independent Accountants" for October 31, 1996 to the shareholders of Waste Technology Corporation that there is "substantial doubt" about the Company's ability to continue as a going concern. While the Company understands why the accountants report had to include the explanatory paragraph, (the absence of a loan default waiver), and though the Company's Management and Board of Directors has substantial concern, it believes that it has several viable options to continue as a going concern for the following reasons:

1. The Company has the ability to take actions to reduce the operating and carrying costs of its IPS subsidiary to a level which will not further jeopardize the liquidity of the company.

2. The Company did not meet covenants related to minimum net worth and maximum debt to worth. As of the date of issuance of this report, the lender has waived these covenant requirements through November 7, 1997. Management plans to negotiate an extension of the revolving debt and covenant requirements prior to the expiration date of the debt or obtain alternative financing. However, no assurance can be given that the Company will be successful. If the Company were unable to negotiate an extension or obtain alternative financing and the lender called the debt, Management could be required to sell certain assets of the Company. Management believes its available collateral to be sufficient so as acceptable financing can be obtained.

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

Dated: September 12, 1997                   WASTE TECHNOLOGY CORPORATION

                                            BY:  /s/Ted C. Flood
                                                 -----------------------------
                                                 Ted C. Flood, President
                                                 (Chief Executive Officer)

                                            BY:  /s/William E. Nielsen
                                                 -----------------------------
                                                 William E. Nielsen
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)