Form 10KSB40
period 1997-10-31
WASTE TECHNOLOGY CORP
filed 1998-01-30
CIK 781902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

(MARK ONE)

          /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997 OR

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

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

         State issuer's revenues for its most recent fiscal year: $12,530,973.

         State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on January 23, 1998 of $0.625):
$1,805,503.

         State the number of shares outstanding of the registrant's $.01 par value common stock as of the close of business on the latest practicable date

(January 23 , 1997): 5,082,503.

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

     On June 24, 1997, IBC entered into an Agreement of Merger (the "Merger Agreement") with IBC Merger Corporation, a wholly owned subsidiary of the Corporation (formed for the purpose of the merger) which provides for the merger of IBC with and into IBC Merger Corporation. Subsequent to the merger, IBC Merger Corporation changed its name to International Baler Corporation ("IBC"). In accordance with the provisions of section 228 of the Delaware General Corporation Law, the Merger Agreement was approved by the Board of Directors of IBC, IBC Merger Corporation, and the Company and consented to by the Company as the sole shareholder of IBC Merger Corporation and the owner of 85.3% of the outstanding and issued stock of IBC. The Merger became effective on June 27, 1997. As a result of the merger, the Company became the sole shareholder of IBC.

     Pursuant to the Merger Agreement, each outstanding share of the Common Stock, $.10 par value per share, of IBC (the "IBC Shares") was converted into shares of the common stock, $.01 par value, of the Company (the "Company Shares") according to the following formula: Each outstanding IBC Share was valued at $.19 per share. The total number of IBC Shares held by a stockholder of IBC as of the Effective Date was multiplied by $.19 (this number is hereafter the "Total Dollar Value"). To determine the number of Company Shares each shareholder of IBC was to receive, such shareholder's Total Dollar Value was divided by the average of the closing bid and the ask price of the Company's stock as reported by The Nasdaq Stock Market on the Effective Date. The average of the closing bid and ask price of the Company's stock on the Effective

Date was $0.78 per share. The Merger Agreement, however, gave each IBC shareholder, pursuant to section 262 of the Delaware General Corporation Law, the right to reject the merger and demand an appraisal proceeding in the Delaware Chancery Court. Six IBC shareholders rejected the merger and demanded an appraisal proceeding. This appraisal proceeding was subsequently settled. See, "Item 3 - Legal Proceedings."

     IBC's office and manufacturing facility is located at 5400 Rio Grande Avenue, Jacksonville, Florida 32254 and its telephone number is (904) 358-3812.


     Consolidated Baling Machine Co., Inc.

     In February 1987 Waste Tech, through Consolidated Baling Machine Co., Inc., ("Consolidated") a wholly-owned subsidiary, acquired all of the assets of N&J Cavagnaro Machinery Corp., ("N&J) which, for more than 50 years, manufactured balers in Brooklyn, New York under the name of "Consolidated Baler". The acquisition also included the right to use and market products under the name "Consolidated Baler". N&J had specialized in manufacturing and selling, under the "Consolidated" name, rubber and medical waste balers which were produced by only a few other companies. Consolidated is a marketing company, which sells balers manufactured by, and purchased from, IBC.


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


     Solid Waste & Recovery Systems, Inc.

     In August 1990 Waste Tech entered into an agreement with Ted C. Flood, the President of Waste Tech, who, at the time, was a director and executive vice-president of Waste Tech and president of IBC and Consolidated, whereby Waste Tech acquired all of the outstanding and issued stock of Solid Waste & Recovery Systems, Inc. ("SWRS"), a Florida Corporation which is engaged in Florida and Southern Georgia in the distribution of brand name waste management and recycling equipment such as garbage trucks, containers, shredders, etc. Mr. Flood is presently the President of Waste Technology. In January 1998 SWRS entered into an exclusive distributorship agreement with DryVac Environmental, Inc. of Rio Vista, California to sell a patented system which features a revolutionary drying technique for sludge in southern Georgia, Alabama and Florida. This system allows substantial operating savings to a wide variety of industries such as paper and paint manufacturers and municipalities.


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

     Since charges for transportation of waste material are generally based upon the volume of waste, balers, by reducing volume substantially, also reduce transportation costs substantially. Increases in the quantity of waste produced, government restrictions on waste disposal and mandated recycling of waste products, have greatly increased the need for transportation of waste and hence, the need for balers.


     Products

     Balers utilize mechanical, hydraulic, and electrical mechanisms to compress a variety of materials into bales for easier and low cost handling, shipping, disposal, storage and/or bulk sales for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, cans, plastic bottles and other solid waste. More sophisticated applications include baling of textile waste and rubber.

     The Company offers a wide variety of balers, certain of which are standardized and others of which are designed to specific customer requirements. The Company's products include (i) general purpose horizontal and vertical balers, (ii) specialty balers, such as those used for low level radioactive waste, fifty-five gallon drums, aluminum cans, and rubber and textile waste, and
(iii) accessory equipment such as conveyors, rufflers, bale tying machines and plastic bottle piercers (machines which puncture plastic bottles before compaction for greater density).

     General Purpose Balers

     These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 1,500 pounds and range in price from approximately $5,000 to $250,000. General purpose baler sales constituted approximately 65% of revenues on a consolidated basis for each of the fiscal years ended October 31, 1996 and 1997.


     Specialty Balers

     These balers are designed for specific applications which require modifications of the general baler configuration. The Company is attempting to shift the emphasis in its product composition from general purpose to specialty balers due to product profitability and broader geographic markets.

     The scrap metal baler is designed to form a bale, referred to as a scrap metal "briquet" of specified size and weight. The rubber baler is designed to apply pressure in such a way as to compress the synthetic rubber into a self-contained bale that does not require tying. The drum crusher baler is capable of collapsing a standard fifty-five gallon drum into a "pancake" approximately four (4) to eight (8) inches high, which also serves to contain any remaining contents. The radioactive waste baler has a self-contained ventilation system designed to filter and contain toxic dust and particles released during compaction and baling. The textile baler is capable of compressing and baling loose fibers, which do not ordinarily adhere to each other under pressure. In addition, a double chamber baler has been designed for use by the clothing and textile industries.

     Specialty balers range in price from approximately $6,000 to $200,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 35% of revenues on a consolidated basis for each of the fiscal years ended October 31, 1996 and 1997.


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

     Most of the sales of IBC, Consolidated and IPS are made by its sales force of nine (9) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately fifteen (15%) percent of sales are made through manufacturer's representatives and dealers. The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in

Europe, the Far East and South America, to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 1997 foreign sales amounted to $2,000,000 or approximately 20% of consolidated sales.

     During fiscal 1997, IBC, Consolidated and IPS had baler sales to more than 250 customers, none of which accounted for more than ten percent (10%) of their combined revenues for the year. The Company anticipates that no one customer will account for more than 10% of revenues in fiscal year ending October 31, 1998.

     The Company builds only a small quantity of balers for its inventory. Generally, it builds based on booked orders. The Company's backlog of firm booked orders at December 31, 1997 was $3,309,600 as compared with $1,950,640 at December 31, 1996. The Company generally delivers its orders within four (4) months of the date booked.

     IBC, on a contract basis, supplies SWRS with parts and service which are provided by trained employees of IBC.


     Warranties and Service

     IBC, Consolidated and IPS typically warrant their products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offer a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of fiscal 1997 consolidated revenues.


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

     WT Real Estate has a twenty-one (21%) percent interest in the profits and losses of the joint venture. As of October 31, 1997, the Company had committed to fund up to $175,000 for its share of loans and loaned the sum of $166,980 to the joint venture on behalf of WT Real Estate. Management does not believe that it will be required to advance funds in excess of the amount loaned to date. WT Real Estate has a mortgage lien on the property as collateral for all sums it advances to the joint venture except that mortgage shall be subordinated to any purchase money mortgage or construction loan mortgage. The Company was to receive interest at 10% per annum, but since no interest has ever been received, accrual of interest was suspended prior to the periods covered by these financial statements. As of October 31, 1996, the total receivable balance of $218,012 has been reserved as uncollectible with related charges to income of $49,840 and $50,000 in 1996 and 1995, respectively.

Employees

     As of December 31, 1997, the Company employed 107 persons as follows: 12 in management and supervision; 14 in sales and service; 73 in manufacturing; and 8 in administration.


ITEM 2.  DESCRIPTION OF PROPERTIES

     IBC is the owner of the building located at 5400 Rio Grande Avenue, Jacksonville, Florida which it acquired from the Company in partial satisfaction of an obligation owing by the Company to IBC. The building contains approximately 62,000 square feet and is situated on eight (8) acres. Prior to the opening of the Company's newest manufacturing facility in Baxley, Georgia (see below), IBC manufactured substantially all of the Company's products at this location.

     In 1995 and 1996 the Company expanded its manufacturing capacity by the opening a 65,000 square foot manufacturing facility in Baxley, Georgia, where IPS manufactures its products, and, in addition, will be able to manufacture extensions to the Company's product line not previously possible due to space constraints. The Company acquired the land for the facility for a nominal amount, and constructed the manufacturing facility for approximately $1,500,000.


3.  LEGAL PROCEEDINGS

     Waste Tech Litigation

     (i)  Hilde Basch Fremont

          The Company is a defendant in the matter entitled Hilde Basch Fremont, et al., Plaintiffs v. Urban Waste Disposal Leasing Co., et al., 88 Civ. 7579
(DNE) commenced in the United States District Court for the Southern District of New York. The eleven plaintiffs in this action are all investors in, and limited partners of, Urban Waste Disposal Leasing Co. (the "Partnership"). The former president of the Company is also a defendant in this action. The Partnership purchased certain waste disposal equipment from GGC, Inc. which did business under the name the Enterprise Company and for which the Company acted as its marketing agent. This is the only connection between the Partnership and the Company. Management is of the opinion that the claim asserted against the Company is without merit and there is no reasonable likelihood of recovery. A motion to dismiss the complaint has been denied, and although discovery proceedings were commenced by the plaintiff, no action has been taken in this case for several years.

     (ii) Gould and GGC, Inc.

          The Company and one of its directors, Morton S. Robson, were recently served with a summons and complaint in an action entitled Orval E. Gould and GGC, Inc. d/b/a Enterprise Company, Plaintiffs v. Leslie N. Erber, et al., Defendants, 98 Civ. 0381 commenced in the United States District Court of the Southern District of New York. The complaint consists of three causes of action for malicious prosecution, intentional infliction of emotional distress and fraud arising out of the Company's unsuccessful prosection of claims against Gould and GGC, Inc. in an action entitled Spier v. Erber, et al., 89 Civ. 1657
(HB), United States District Court, Southern District of New York, to recover approximately $1,900,000, representing the amount which it was obligated to pay pursuant to its guarantee of a non-recourse loan made to GGC, Inc. by M & T Bank in February 1986. A non-jury trial was held on March 4-7, 1996. On January 20, 1997, the Court issued an opinion dismissing the Company's claims and granting judgment in favor of Gould and GGC, Inc. Gould and GGC, Inc. now claim that the Company's claims against them were made with malice, in bad faith and with an improper purpose. Gould and GGC, Inc. are each seeking damages against the Company and the other defendants in the amount of $10,000,000. The Company believes that these claims are completely without merit and will vigorously defend the action.

     IBC Litigation

     (i)  Feldman

          On January 24, 1997, the Company, its president and one of its directors were named as defendants in the matter entitled Jerome Feldman, C. Irving Gall and Edgar Stromfeld, as shareholders of International Baler Corporation, Plaintiffs, v. Theodore C. Flood, Russell McElroy and Waste Technology Corporation, Defendants pending in the United States District Court for the Middle District of Florida, Case No. 97-51-Civ.-J-10c. The action, brought as a shareholders derivative action on behalf of International Baler Corporation, sought damages against the defendants, including, the Company, for breaches of fiduciary duty, negligence and wrongful usurpation of a corporate opportunity. The action was recently settled and dismissed with prejudice. The stipulation of settlement provided that the claims of the named plaintiffs and the other shareholders who had dissented from the IBC merger would be resolved in an appraisal proceeding commenced by IBC in the Delaware Chancery Court which is hereinafter discussed.


     (ii) Delaware Appraisal Proceeding

          Subsequent to the IBC merger, IBC commenced an action in the Delaware Chancery Court to provide for the appraisal of the IBC shares held by the six shareholders of IBC who had rejected the terms of the merger. In the Matter of the Application of International Baler Corporation, Civil Action No. 15950. This proceeding was settled in conjunction with the settlement of the Feldman litigation. The stipulation of settlement provided that the Company would pay the sum of $15,000 towards the legal fees of the plaintiffs in the Feldman litigation and the IBC shares of the six dissenting shareholders would be valued at $.23 per share rather than $.19 per share.


     (iii) Wilson

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


         Consolidated Litigation

     (i)  LaSalle

          Edwin LaSalle v. Consolidated Baling Machine Company, et al., Docket No. L-12814-95, pending in the Superior Court of New Jersey, Essex County, Law Division, in which the plaintiff claims he was injured while operating a baling machine during the course of his employment with ABC Textile Company. The action was defended by the Company's insurance carrier and was recently settled for the sum of $40,000. Of that amount, the Company was responsible to pay $25,000 which was the deductible portion of Company's insurance policy.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of Waste Tech was held on July 11, 1997.

     (b) Alan Morrison and Russell McElroy were elected as Class I Directors and Ted C. Flood and Morton S. Robson were elected as Class II Directors to hold office for three (3) years and until their successors were elected and qualified. The results of voting were as follows: 2,115,208 votes for Alan Morrison and 101,268 withheld; 2,118,394 for Russell McElroy and 98,082 withheld; 2,118,406 for Ted C. Flood and 98,070 withheld; and, 2,118,406 for Morton S. Robson and 98,070 withheld. Robert Roth continued as a Class III Director.

     (c) The next item of business was the proposal to ratify the appointment of Coopers & Lybrand, the independent certified public accountants of the Company, for the fiscal 1997. The results of the voting were as follows:

     1,820,156 votes for the resolution,
     3,875 votes against and
     392,495 votes abstained.

     A majority of the votes cast at the meeting have voted for the resolution, the resolution was duly passed.

     No other matters were voted on at the meeting.

PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Waste Tech's common stock is presently traded on The Nasdaq Stock Market, Small Cap, under the symbol WTEK. As of December 31, 1997, the number of shareholders of record of the Company's Common Stock was 844, and management believes that there are approximately 2,050 beneficial owners of Waste Tech's common stock.

     The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 1997 and 1996 are set forth below.

     The bid price for the Common Stock shown below, as adjusted for the 2:1 stock spilt of the Company's stock effective as of June 16, 1997, is reported by the National Association of Securities Dealers Automated Quotations System ("NASDAQ") represents prices between dealers without retail mark-up, mark-down or commissions, and do not necessarily reflect actual transactions.


Fiscal Year Ended
  October 31, 1997

First Quarter                              1 1/16                      5/8
Second Quarter                              13/16                      9/16
Third Quarter                              1 1/16                     11/16
Fourth Quarter                              15/16                      1/2



Fiscal Year Ended
  October 31, 1996

First Quarter                              1 21/32                    1 1/8
Second Quarter                             1 11/16                    1 5/16
Third Quarter                              1 19/32                     31/32
Fourth Quarter                             1  1/16                     25/32



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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

     For fiscal 1997 consolidated sales were $12,530,973 as compared to consolidated sales of $13,982,903 for fiscal 1996, a decrease of 10.4%. The decrease in sales was the result of lower shipments to the recycled products markets attributable to the lower prices for recycled materials for most of the year. Sales in fiscal 1996 increased $3,653,142, 35.4% over the prior fiscal year due to sales at the International Press and Shear (IPS) subsidiary which completed its first full year of operation.

     Consolidated net income for fiscal 1997 was a loss of $281,654 as compared to a loss of $565,680 in 1996. Operating losses at the IPS subsidiary were the primary cause of the losses in both 1997 and 1996. The operations of all other subsidiaries were profitable. Operating expenses were reduced by $608,754 which included reductions of selling expenses of $429,712 and administration expenses of $179,042. All of the losses in Fiscal 1997 occurred during the first three quarters. In the fourth quarter, the Company earned $264,000 or $.06 per share. Based on the Company's present backlog of orders it is anticipated that the the Company will be profitable in 1998.

     Although the Company had higher sales in fiscal 1996 due to products manufactured at its IPS subsidiary, net income was lower than in 1995. Operating expenses were up by $936,442, 36.4% in 1996 and $470,632, 22.4% in 1995 due
primarily to the costs of IPS which commenced production in the fourth quarter of 1995.

     Net income in 1996 was affected by certain non-recurring items. In fiscal 1996 the Company set up a reserve of $49,840 for the receivable related to a real estate joint venture. Based on the results of operations in 1996 and current short term expectations, the Company reversed the recognition of a deferred tax asset of $413,000 at October 31, 1996 which had been recorded as income in 1995. The Company has net operating loss carryfowards for tax purposes of approximately $2,000,000 which expire in the years 2007-2012.

     For fiscal 1997 and 1996, the Company, and particularly its new plant in Baxley, Georgia, did not achieve its expected sales levels due to a drop in sales of corrugated cardboard balers because of the sharp drop in the market price of used corrugated board and paper. The Company is unable to predict how soon prices will recover, but, based on previous cyclical dips in corrugated and paper prices, the Company believes that prices will rise in the relatively near future with a resulting increase in sales and profits. Similarly, due to market saturation and competitive conditions in the southwestern U.S., the cotton mote baler business will not return to 1995 levels.

     The losses incurred by the new subsidiary were the result of start-up costs and the significant drop in corrugated board and paper prices in the recycled products market which caused actual sales to fall short of projections. IPS operations are now running efficiently and the number of employees have been reduced to a level which is commensurate with sales levels anticipated in view of current market conditions. In the fourth quarter of fiscal 1997 IPS reduced its losses by approximately two thirds and has substantially increased its backlog of orders. As a result, it is anticipated that it will reach a near break even point and possibly be profitable during 1998.


Financial Condition

     Working capital decreased from $1,333,765 at October 31, 1996 to $1,144,482 at October 31, 1997. This decrease is due to the overall operating results of 1997.

     The revolving note payable to SouthTrust Bank in the amount of $1,000,000 was renewed in November 1997 at the prime rate. Interest is payable monthly and all amounts borrowed are due in full on May 7, 1998. The balance due at October 31, 1997 was $626,652. At October 31, 1997, the Company is in violation of certain covenants of the loan agreement related to liabilities to net worth. As of the filing date, the lender has not waived these covenant violations, nor has it demanded repayment. While no assurance can be given, management believes its available collateral to be sufficient to allow the Company to replace the revolving note with a new revolving note of at least $1,000,000.

     The term note with SouthTrust Bank was renewed in August 1996, increased by $375,167 and extended to August 2002. The original note balance of $418,333 at October 31, 1996 was due in November 1997. Monthly payments on the original note were $15,833 per month, plus interest at the prime rate + 1%. The new note is due in equal monthly installments of $9,018, plus interest at the prime rate. The entire balance of this term note was classified as a current liability because the term loan has callable provisions relating to the revolving note.

     The Company also entered into financing in fiscal 1996 relating to the financing of the IPS subsidiary which is not affected by the previously mentioned loan arrangements. First, a term note for $250,000 with Appling County, Georgia was entered into in July 1996 at a rate of 4%. Monthly payments of $3,417 including interest are payable for a period extending to July 2003. Second, the Company entered into a capital lease agreement with Development Authority of Appling County, Georgia. Payments on this lease are $6,134.87 per month through April 2011.

     Management anticipates that the IPS subsidiary will attain or exceed the sales levels of 1997 and with the cost structure in place this subsidiary should perform substantially better in 1998 than in 1997. However, if orders at IPS are not sufficient to sustain a minimum cash outflow rate, management will take further action as necessary to maintain the liquidity position of the entire company.

     Our auditors, KPMG Peat Marwick LLP, have stated in the "Report of Independent Accountants" to the shareholders of Waste Technology Corporation that there is "substantial doubt" about the Company's ability to continue as a going concern. While the Company understands why the accountants report had to include the explanatory paragraph, (the absence of a loan default waiver), and though the Company's Management and Board of Directors has substantial concern, it believes that it has several viable options to continue as a going concern for the following reasons:

         1. The Company continues to take actions to reduce the operating and carrying costs of its IPS subsidiary to a level which will not jeopardize the liquidity of the Company.

         2. The Company violated the covenant related to maximum debt to net worth. As of the date of issuance of this report, the lender has not waived these covenant violations nor has it demanded repayment. Management is in the process of obtaining financing to replace the revolving loan and the term loan and expects to accomplish this prior to the expiration date of the revolving loan, April 7, 1998. However, no assurance can be given that the Company will be successful. If the Company were unable to negotiate an extension or obtain alternative financing and the lender called the debt, Management would be required to shut down and/or sell certain assets of the Company. Management believes its available collateral to be sufficient so as acceptable financing can be obtained.

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


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) (1) Termination of Certifying Accountants


                           (i)  On October 13, 1997, Coopers & Lybrand, the
Company's Certifying Accountants ("Former Accountants") resigned as the Registrant's Certifying Accountants.

                           (ii) At the time of their resignation, the Former
Accountants were not conducting an audit of the Company's financial statements for the year ending October 31, 1997. They did issue a report on the Company's financial statement for the year ended October 31, 1996. The Former Accountants did not state that a report, if issued, for 1997, would contain an adverse opinion or disclaimer of opinion or would be qualified as to uncertainty, audit, scope or accounting principles. The report of the Former Accountants for the years ended 1995 and 1996 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified as to audit scope or accounting principles. However, the report for the year ended 1996 was modified as to uncertainty with respect to the Company's ability to continue as a going concern in the event, as a result of its violation of certain financial covenants in a bank loan agreement, the due date of the loan was accelerated. In that event, the Former Accountants were concerned about the Company's ability to obtain the funds necessary to satisfy the bank obligation.

                           (iii) The decision to retain the New Accountants was
approved by the Board of Directors of the Company

                           (iv) During the Company's two most recent fiscal
years and during the subsequent interim periods preceding their resignation, there were no disagreements with the Former Accountants with respect to auditing principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the Former Accountants' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its report

                           (v)  During the two most recent fiscal years and any
subsequent interim periods preceding their resignation, the Former Accountants have not advised the Registrant that:

                                    A. internal controls necessary for the
Company to develop reliable financial statements did not exist;

                                    B. information has come to their attention
that has led them to no longer be able to rely on management's representations or that they were unwilling to be associated with the financial statements prepared by management;

                                    C. the scope of the audit should be expanded
significantly, or that information has come to their attention, that, if further investigated, might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that might prevent them from rendering an unqualified audit report) on those financial statements.

                                    D. the Former Accountants have not advised
the Company that information has come to their attention that caused them to conclude materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that unless resolved to the accountants satisfaction, would prevent them from rendering an unqualified audit report on those financial statements.

     (a) (2) Engagement of New Certifying Accountants

                           On October 23, 1997, the Company engaged the firm of
KPMG Peat Marwick LLP (the "New Accountants") as its new certifying accountants. The New Accountants were not consulted regarding:

                           (i) the application of accounting principles to a
specific transaction either completed or proposed; or

                           (ii) the type of audit opinion to be rendered with
regard to the Registrant's financial statements; or any disagreements or reportable events as such terms are defined in Regulation S-K, Item 304.

     (a) (3) The Former Accountant's were provided with a copy of the disclosures being set forth herein and thereafter they furnished the Company with a letter addressed to the Securities and Exchange Commission stating they agreed with the statements made by the Company.

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

     The current executive officers and directors of the Company are as follows:

         Name                                  Position

         Ted C. Flood                          President, Chief Executive
                                               Officer and Director

         Morton S. Robson                      Executive Vice President,
                                               Secretary and Director

         William E. Nielsen                    Chief Financial Officer
                                               and Director


         Charles C. Wildes                     President of IPS and Director

         Robert Roth                           Director

         Alan Morrison                         Director


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

     The following is the apportionment of existing directors into classes:

No. of Class               Term Expires                      Members

Class I                    1997 Annual                       Alan Morrison
                           Stockholder's Meeting             Charles C. Wildes
                           (to be held in 1998)

Class II                   1999 Annual                       Morton S. Robson
                           Stockholder's Meeting             Ted C. Flood

Class III                  1998 Annual                       Robert Roth
                           Stockholder's Meeting             William E. Nielsen

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

     Background of Executive Officers and Directors


     The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

     Ted C. Flood, age 67, was elected as the President and Chief Executive Officer of the Company on February 23, 1993. He is also the President and Chief Executive Officer of Consolidated, a wholly-owned subsidiary, and IBC, a majority-owned subsidiary of the Company. He was elected as a Director of the Company in May, 1989. From 1960 to 1972 he was president of Peabody Solid Waste Management Company (EZ Pack). From 1972 to 1975 Mr. Flood was a corporate vice-president of marketing for Browning Ferris Industries. During the period from 1977 to 1988 he was the principal shareholder and president of Solid Waste Recovery Systems.

     Morton S. Robson, age 74, was elected a Director and the Secretary of the Company in 1989. On February 23, 1993, he was elected Executive Vice President of the Company. Since 1977 Mr.

Robson has been the senior partner of the law firm of Robson & Miller, LLP (and its predecessor firms), which acts as general counsel to the Company. Mr. Robson obtained an LLB degree from St. John's University School of Law.

     Alan Morrison, age 71, has served as a Director of the Company since January, 1986. Mr. Morrison has been a management consultant and private investor since 1971. In 1970, he was the founder of SCA Services, Inc., a waste disposal company. For more than 25 years, he has been a director of the Dauphin Deposit Bank of Hanover, Pennsylvania. Mr. Morrison failed to file on a timely basis a Form 5 disclosing one transaction, the grant of a stock option.

     Charles C. Wildes, age 40, is President of the Company's subsidiary, International Press and Shear Corporation, and was appointed by the Board Of Directors as a Director of the Company in 1997. Prior to joining IPS he was the General Manger of Selco Products, Inc. and Director of purchasing for the Harris Group. Mr. Wildes was employed in various positions with Selco from 1978 to 1995, including Purchasing Director (5 years), Vice President of Manufacturing (5 years) and Assistant General Manager (4 years). Mr. Wildes received a Bachelor of Science Degree in Business Administration in 1978 from The Citadel.

     Robert Roth, age 72, is the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., and a director of Keystone Insurance Co., both publicly held companies. For more than the past five (5) years, in addition to being the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., he has also been the President and Chief Executive Officer of Browning Weldon Corp., a privately held financial company.

     William E. Nielsen, age 50, joined the Company in June 1994 as its Chief Financial Officer. Prior to joining the Company, Mr. Nielsen acted as a financial consultant to Fletcher Barnun Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993 he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a B.B.A in Finance and an M.B.A. at Western Illinois University

in 1969 and 1970, respectively.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 1997, October 31, 1996 and October 31, 1995(1):

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation                                Long Term Awards

Name and                    Year        Salary          Bonus        Other Annual          Number          All Other
Principal Position                      ($)             ($)          Compensation          of              Compensation
                                                                     ($)                   Options
-----------------------------------------------------------------------------------------------------------------------------------
Ted C. Flood,               1997        180,750(2)      -0-             -0-                -0-             -0-
Chief Executive
Officer and                 1996        190,422(3)      -0-             -0-                -0-             -0-
President of
Company and IBC             1995        150,034(4)      -0-             -0-                -0-             203,125(5)


     No director of the Company received remuneration for services as a director during Fiscal 1997.

     The following table sets forth certain information relating to stock option grants during Fiscal 1997 to the Company's Chief Executive Officer and each of the Company's most highly compensated

-----------------------
     (1) The law firm of Robson & Miller, LLP and its predecessor firms have provided legal services for the Company. Morton S. Robson, the Executive Vice President and Secretary and a director of the Company, is the senior partner of Robson & Miller, LLP. During fiscal 1997, Robson & Miller, LLP received $60,000 from Waste Tech and $2,825 from IBC as payment for legal services rendered. as of the end of fiscal 1997 accrued but unpaid legal fees due to Robson & Miller, LLP from Waste Tech amounted to $358,754. Further, Robson & Miller exercised an option in June, 1995 to purchase 250,000 shares of common stock at $1.00 per share. See "certain relationships and related party transactions".

     (2) Ted C. Flood, President of the Company and President of the Company's

subsidiaries received $156,500 in compensation from IBC during the fiscal year ended October 31, 1997 and $24,250 from Consolidated during that period.

     (3) Ted C. Flood, President of the Company and President of the Company's subsidiaries received $164,340 in compensation from IBC and IPS during the fiscal year ended October 31, 1996 and $26,082 from Consolidated during that period.

     (4) Ted C. Flood, President of the Company and President of the Company's subsidiaries received $130,501 in compensation from IBC and IPS during the fiscal year ended October 31, 1995 and $19,533 from Consolidated during that period.

     (5) Such other compensation is based upon Mr. Flood's exercise on June 13, 1995 of an option to purchase 250,000 shares of stock. The option price was $1.00 per share and at the time of the exercise of the option the price per share was $1.8125 per share. The figure set forth in the table is equal to the difference between the fair market value of the Common Stock acquired on the date of exercise ($1.8125 on June 13, 1995) and the exercise price ($1.00) of the option.

executive officers whose compensation exceeded $100,000 for Fiscal 1997:


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                   Individualized Grants
--------------------------------------------------------------------------------------------------------------

Name                      Number of Securities     Percent of Total        Exercise or     Expiration
                          Underlying               Options/SARs            Base Price      Date
                          Options/SARs             Granted to              ($/Sh)
                          Granted (#)              Employees in Fiscal
                                                   1997

Ted C. Flood(6)                -0-                      NA                      NA              NA


     No options were exercised during Fiscal 1997 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 1997.


Employment and Severance Agreements

     On September 15, 1996, Ted C. Flood, the President and Chief Executive

officer of the Company entered into an employment agreement with the Company. The agreement is for a term of five years commencing on October 1, 1996 and terminating on September 30, 2001. Pursuant to the agreement, Mr. Flood shall receive compensation of $150,034 for the first year with increases of 5% per annum during the term of the agreement. However, in the event the Company is not profitable in any year, the Company's Board of Directors has the right to defer the 5% increase earned during that year. Such increase in income that is deferred shall be carried forward and paid in the next profitable fiscal year at the end of such fiscal year in a lump sum payment. The agreement further provides that in the event of a merger, consolidation, sale of substantially all of the Company's assets, or a sale of either a majority or plurality of the Company's stock, Mr. Flood shall have

----------------
     (6) In September 1988 Mr. Flood was granted an option to purchase 200,000 shares of IBC stock. This option expires on September 21, 1998. As a result of the IBC merger, this option was converted to an option to purchase 48,622 shares of the Company's stock at a price of $.6165 per shares. The conversion was calculated based upon the conversion rate of IBC shares for the Company's shares as set forth in the Merger Agreement.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 1997 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group:

                                Amount of
Name and Address of             Beneficial             Approximate
Beneficial Owner                Ownership(7)        Percent of Class

Ted C. Flood                    1,203,122(8)              23.7%
5400 Rio Grande Avenue
Jacksonville, Fla. 32254


Morton S. Robson                  586,854(9)              11.5%
666 Third Avenue--18th Fl
New York, N.Y. 10017--4011


Alan Morrison                     240,000(10)              4.7%
875 E. Camino Real,
Apt. 10-C
Boca Raton, Fla. 33432


Robert Roth                         3,300(11)           Less than 1%
Georgetown Electric, Ltd.
Unit 17, 2501 W. Third Street
Wilmington De., 19805

----------------
     (7) Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table reflect the 2:1 stock split of the Company's common stock effective as of May 15, 1997.

     (8) Consists of 628,000 shares held directly; an option to purchase 48,662 shares; and, 526,460 shares owned by the Waste Technology Corp. Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are Trustees.

     (9) Consists of 78,454 shares held directly; 2,400 shares held as custodian for his minor son; 505,000 shares held by Robson & Miller, of which Mr. Robson is the senior partner; and 1,000 shares held by the Robson & Miller pension plan. Excludes 89,728 shares held by Kenneth N. Miller, a partner of Mr. Robson who is the beneficial and record owner of such shares. Does not include the 526,460 shares owned by the Waste Technology Corp Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are trustees since these shares are included in Mr. Flood's holdings and their inclusion here would be duplicative.

     (10) Consists of options to purchase 240,000 shares. Does not include the 526,460 shares owned by the Waste Technology Corp Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are trustees since these shares are included in Mr. Flood's holdings and their inclusion here would be duplicative.

     (11) Excludes an aggregate of 315,358 shares held by family members.

William E. Nielsen                192,006(12)              3.8%
5400 Rio Grande Avenue
Jacksonville, Fla. 32254


Charles C. Wildes                 392,000(13)              7.7%
396 Frost Industrial Blvd
Baxley, Ga. 31513


All Officers and
Directors as a
Group (6 persons)               2,617,282(14)             51.5%



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

     Loans to Officers and Directors

          The Company and IBC entered into an agreement with Mr. Flood dated as of December 29, 1995 pursuant to which IBC assigned all of its interest in a life insurance policy it owned on Mr. Flood's life to Mr. Flood. In consideration for this assignment Mr. Flood agreed to pay IBC the sum of $145,727 which amount represented the cash surrender value of the policy as of the date of the agreement. This amount is to be paid out of the proceeds Mr. Flood or his Estate receives upon surrender of the policy or from the living proceeds or death benefit proceeds from the policy, whichever occurs first. Interest on Mr. Flood's obligation accrues at the rate of 6% per annum from the date of the agreement to the date of payment. The agreement further provides that no payment of principal or interest of this obligation shall be required to be made until such time that Mr. Flood or his Estate shall receive the proceeds from the policy. This obligation of Mr. Flood to IBC is

-------------
     (12) Consists of 142,006 shares held jointly with his spouse and options to purchase 50,000 shares.

     (13) Consists of 40,000 shares held directly; 42,000 shares held by the Wildes Family Trust of which Mr. Wildes has a 20% ownership interest; 30,000 shares held indirectly as the executor of an estate, as a result of which Mr. Wildes has voting power and control over the disposition of these shares, but does not have any pecuniary interest in the shares; and, an option to purchase 280,000 shares.


     (14) Includes shares owned by family members of Robert Roth as follows: his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (83,968), his daughter, Kathie Cecile Roth (10,000) and his son Charles B. Roth and his wife, Marta Roth (107,188).

evidenced by a promissory note executed by Mr. Flood to the order of IBC.

     The agreement further provides that all premiums due on the policy after ownership has been transferred from IBC to Mr. Flood shall be advanced by the Company. Each time that such advance is made for a premium by the Company, Mr. Flood shall execute a promissory note to the order of the Company in the amount of such premium advanced. Such note shall accrue interest at the rate of six per cent per annum and no payment of principal or interest of such notes shall be required to be made until such time that Mr. Flood or his Estate shall receive the proceeds from the policy, either upon the surrender of the policy or from the living proceeds or death benefit proceeds, whichever occurs first. As of the date of this report, the Company had advanced funds to pay four premiums on the policy each in the amount of $20,000. Mr. Flood has executed four promissory notes, each in the amount of $20,000, to the order of the Company evidencing his obligation to repay these loans to the Company.

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

     Messrs. Erber and Robson and the two other persons borrowed the aggregate amount of $1,244,328 from the Company in 1990 and 1991 to purchase these shares. Most of the loan (91.5%) was made in equal amounts to the President and the Secretary. Those advances were secured by a lien on the 294,182 shares of Common Stock. In addition, Mr. Erber agreed to transfer to the Company as additional collateral, 156,000 shares of stock of the Company. Approximately one-half of this sum was advanced on April 12, 1990 and the balance during 1991. In April 1990, promissory notes evidencing the first half of the funds were executed by these persons bearing interest at the rate of 9% per annum and payable in three annual installments commencing on April 12, 1991. Thereafter, independent members of Waste Tech's Board of Directors unanimously extended the payment due date of each payment for one (1) year. New promissory notes to Waste Tech were thereafter executed for the full amount of the advance, payable in three annual installments commencing April 12, 1992. The notes were secured by a lien on all of these shares which were acquired. In June 1992, $200,000 of the principal amount of these loans was repaid to the Company through a sale of 100,000 of the acquired shares at $2.00 per share. Payment of the remainder of the principal due in 1993 and 1994, together with the accrued interest, was subsequently deferred for two years by the Company's Board of Directors, and deferred again until 1997. It is anticipated that the obligation will again be deferred.

     Thereafter, Mr. Erber, in connection with his termination as President of the Company, turned in all of his stock in to the Company and IBC in full satisfaction of his obligation of $698,527.

     In June 1995 Robson & Miller exercised a stock option to purchase 250,000 shares of Common Stock at $1.00 per share, by offsetting $250,000 of the fees that were due and owing from the Company. As of the end of fiscal 1997, the Company owed Mr. Robson's law firm the sum of $358,754 for legal fees and disbursements. The Company has acquired a security interest in the shares acquired by Robson & Miller by the exercise of the aforesaid option as collateral security for repayment of the outstanding loan of Mr. Robson. As of October 31, 1997 Mr. Robson still owed the Company $427,364 together with accrued interest. The largest aggregate outstanding loan balance of Mr. Robson during the past two (2) fiscal years was $719,721.


Related Party Transactions

     Legal Services

     The law firm of Robson & Miller, LLP and its predecessors have provided legal services for the Company and its subsidiaries. Morton S. Robson, the Secretary and a Director of the Company is a partner of Robson & Miller, LLP, general counsel to the Company. During fiscal 1997, Robson & Miller, LLP received $60,000 from Waste Tech and $2,825 from IBC as payment for legal services rendered. As of the end of fiscal 1997 accrued but unpaid legal fees due to Robson & Miller, LLP, from the Company amounted to $358,754. In fiscal 1994 Robson & Miller was granted an option to purchase 250,000 shares at $1.00 per share for a five year period, in consideration of forbearing collection of past due legal fees. As noted above, on June 13, 1995, Robson & Miller exercised a stock option to purchase the 250,000 Shares at $1.00 per share, by offsetting $250,000 of the fees that were due and owing form the Company.

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

     Robert Roth

     Members of the immediate family of Robert Roth, one of the Directors of the Company own an aggregate of 6.2% of the Company's outstanding and issued stock. The shares of stock are owned by his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (83,968), his daughter, Kathie Cecile Roth (10,000) and his son Charles B. Roth and his wife, Marta Roth (107,188). Pursuant to the terms of an agreement dated May 11, 1993 between Patricia Roth, Steven Roth and Robert Roth so long as Patricia Roth and Steven Roth are the owners of more than one percent (1%) of the number of outstanding shares of Common Stock, the Company has agreed to use its best efforts to cause the election of Robert Roth as a member of the Board of Directors.

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

10.36.2 Amended and Restated Mortgage between Ram Coating Technology Corp. and Barnett Bank of Jacksonville, N.A., dated September 15, 1994

10.36.3 Promissory Note between Ram Coating Technology Corp. and Barnett Bank of Jacksonville, N.A., dated September 15, 1994

10.36.4 Continuing Unlimited Commercial Guaranty by International Baler Corporation to Barnett Bank of Jacksonville, N.A. dated September 15, 1994

10.36.5 Continuing Unlimited Commercial Guaranty by Waste Technology Corp. to Barnett Bank of Jacksonville, N.A. dated September 15, 1994

(xiii) Annual Report on Form 10K for the Fiscal Year ended October 31, 1995:

Exhibit Number and Description

4.1 1995 Stock Option Plan

(xiv) Annual Report on Form 10K for the Fiscal Year ended October 31, 1996:

Exhibit Number and Description

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

10.38 Agreement between International Baler Corporation and Ted C. Flood dated as December 29, 1995

10.38.1 Promissory Note made by Ted C. Flood to the order of International Baler Corporation dated December 29, 1995.

10.38.2 Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated April 5, 1996.

10.38.3 Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated October 5, 1996.

(xv) Current Report on Form 8-K, Date of Report, June 27, 1997:

Exhibit Number and Description

10.39 Agreement of Merger between International Baler Corporation and IBC Merger Corporation dated June 24, 1997.

10.39.1 Certificate of Merger of International Baler Corporation into IBC Merger Corporation.

(xvi) Current Report on Form 8-KA, Date of Report, October 13, 1997:

Exhibit Number and Description

16.1 Letter dated October 30, 1997 from Morton S. Robson, Esq. of Robson & Miller, LLP to James E. Newman of Coopers & Lybrand.

16.2 Letter Dated November 5, 1997 from Coopers & Lybrand L.L.P. to the Securities and Exchange Commission.

The following exhibits are filed herewith:

10.40 Agreement between Solid Waste Recovery Systems, Inc. and DryVac Environmental, Inc.

21 List of Subsidiaries

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              WASTE TECHNOLOGY CORP.
                                              (Registrant)

                                              By:  /s/ Ted C. Flood
                                                   ---------------------
                                              Ted C. Flood, President


                                              Dated:   January 29, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                           Title                         Date

/s/ Ted C. Flood              Chief Executive                January 29, 1998
------------------------      Officer, and Director
Ted C. Flood


/s/ Morton S. Robson          Director                       January 29, 1998
-----------------------
Morton S. Robson


                              Director                       January     1998
------------------------
Alan Morrison


/s/ Charles C. Wildes         Director                       January 29, 1998
------------------------
Charles C. Wildes


                              Director                       January   , 1998
------------------------
Robert Roth


/s/ William E. Nielsen        Director, Principal            January 29, 1998
------------------------      Financial and
William E. Nielsen            Accounting Officer

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                            October 31, 1997 and 1996


                   (With Independent Auditors' Report Thereon)

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES


                   Index to Consolidated Financial Statements


                                                                       Page

Independent Auditors' Report                                           F-1

Consolidated Balance Sheets as of October 31, 1997 and 1996            F-2-3

Consolidated Statements of Operations for the years ended
     October 31, 1997, and 1996                                        F-4

Consolidated Statements of Stockholders' Equity for the years ended
     October 31, 1997, and 1996                                        F-5

Consolidated Statements of Cash Flows for the years ended
     October 31, 1997, and 1996                                        F-6-7

Notes to Consolidated Financial Statements                             F-8

                     [LETTERHEAD OF KPMG PEAT MARWICK LLP]

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Waste Technology Corp.:

We have audited the accompanying consolidated balance sheet of Waste Technology Corp. and Subsidiaries as of October 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.

Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Technology Corp. and Subsidiaries as of October 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1 and 7 to the financial statements, the Company has incurred operating losses in both 1997 and 1996 and is in violation of certain debt covenants, which could result in nonrenewal of the Company's revolving promissory note and acceleration of the due date of the related term note payable to the bank, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, should the lender choose to accelerate the due date or choose not to renew the revolving debt, are also described in note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ KPMG Peat Marwick LLP


January 10, 1998

                                      F-1
[LOGO]

                         [Letterhead of Coopers & Lybrand]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Waste Technology Corp.


We have audited the accompanying consolidated balance sheet of Waste Technology Corp. and Subsidiaries (the Company) as of October 31, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully discussed in Note 3, the Company has significant transactions with the Company's General Counsel and a member of senior management, who are also directors of the Company.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in violation of certain debt covenants, which could result in nonrenewal of the Company's revolving promissory note and acceleration of the due date of the related term note payable to bank, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, should the lender choose to accelerate the due date or choose not to renew the revolving debt, are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ COOPERS & LYBRAND L.L.P.
---------------------------------
Jacksonville, Florida
December 20, 1996, except as to Note 7,
  for which the date is February 13, 1997


                                     F-1a

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                            October 31, 1997 and 1996


                       Assets                                          1997              1996
                       ------                                          ----              ----
Current assets:
     Cash and cash equivalents                                   $        80,783          140,000

     Accounts receivable, net of allowance for doubtful accounts of $86,000 and $91,000

         for 1997 and 1996, respectively                               2,019,435        1,410,956

     Inventories (note 4)                                              2,379,278        3,162,208

     Prepaid expenses and other current assets                            77,825           43,208
                                                                   -------------    -------------

              Total current assets                                     4,557,321        4,756,372
                                                                   -------------    -------------

Property, plant and equipment, net (note 6)                            2,221,768        2,528,643

Other assets:

     Intangible assets, net                                               60,885           67,152

     Other assets                                                         15,135           18,049
                                                                   -------------    -------------

              Total other assets                                          76,020           85,201
                                                                   -------------    -------------

              Total assets                                       $     6,855,109        7,370,216
                                                                   =============    =============


                                                                     (Continued)

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                            October 31, 1997 and 1996

       Liabilities and Stockholders' Equity                                 1997              1996
       ------------------------------------                                 ----              ----
Current liabilities:

     Revolving promissory note (note 7)                               $       626,652          531,652
     Current portion of long-term debt and capital lease
         obligation (notes 7 and 8)                                           572,331          678,123

     Accounts payable                                                       1,343,922        1,031,224

     Accrued liabilities                                                      442,912          498,284

     Customer deposits                                                        427,022          683,324

                                                                        -------------    -------------

              Total current liabilities                                     3,412,839        3,422,607
                                                                        -------------    -------------

Accrued legal fees (note 3)                                                        -           315,696

Long-term debt (note 7)                                                       177,126          210,324

Obligation under capital lease, less current maturities (note 8)              686,046          701,568

Minority interest in equity of subsidiary (note 14)                           210,322          509,369
                                                                        -------------    -------------

              Total liabilities                                             4,486,333        5,159,564
                                                                        -------------    -------------

Stockholders' equity (notes 2, 3, 11 and 14):

     Common stock, $.01 par value; 25,000,000 shares authorized,
         5,746,029 and 2,763,314 shares issued and outstanding in
         1997 and 1996, respectively                                           57,461           27,634

     Preferred stock, $.0001 par value; 10,000,000 shares
         authorized, none issued                                                   -                -

     Additional paid-in capital                                             6,207,936        6,066,356

     Accumulated deficit                                                   (2,870,589)      (2,588,935)
                                                                        -------------    -------------
                                                                            3,394,808        3,505,055

Less Treasury stock, 663,526 shares in 1997, 331,763 shares                   419,306          419,306
     in 1996, at cost

Less notes receivable from stockholders (note 3)                              606,726          875,097
                                                                        -------------    -------------

              Total stockholders' equity                                    2,368,776        2,210,652
                                                                        -------------    -------------

Commitments and contingencies (notes 8 and 9)

              Total liabilities and shareholders' equity              $     6,855,109        7,370,216
                                                                        =============    =============

See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES


                      Consolidated Statements of Operations

                     Years ended October 31, 1997, and 1996

                                                                         1997                1996
                                                                         ----                ----

Net sales (note 13)                                                 $  12,530,973           13,982,903

Cost of sales                                                           9,802,477           10,502,750
                                                                     ------------         ------------

              Gross profit                                              2,728,496            3,480,153
                                                                     ------------         ------------

Operating expenses:

     Selling                                                            1,143,881            1,573,593

     General and administrative                                         1,753,687            1,932,729
                                                                     ------------         ------------

                                                                        2,897,568            3,506,322
                                                                     ------------         ------------

              Loss from operations                                       (169,072)             (26,169)
                                                                     ------------         ------------

Other income (expense):

     Interest                                                              65,581               63,645


     Net gain (loss) on disposal of fixed assets                            -                   24,985

     Other                                                                  7,383               (8,531)

     Interest expense                                                    (202,234)            (150,023)
                                                                     ------------         ------------

                                                                         (129,270)             (69,924)
                                                                     ------------         ------------

                                                                         (298,342)             (96,093)

Minority interest in loss (earnings) of consolidated subsidiary            16,688              (27,587)
                                                                     ------------         ------------
Loss before income taxes                                                 (281,654)            (123,680)

                                                                     ------------         ------------


Income tax provision (note 10):
     Current                                                                -                   29,000

     Deferred                                                               -                  413,000
                                                                     ------------         ------------

                                                                            -                  442,000

              Net loss                                              $    (281,654)            (565,680)
                                                                     ============         ============

Net loss per share (note 2)                                         $        (.06)                (.12)
                                                                     ============         ============

Weighted average number of common and
     common equivalent shares outstanding (note 2)                      4,939,832            4,863,102
                                                                     ============         ============

See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended October 31, 1997, and 1996

                                      Common Stock
                                 Par Value $.01 Authorized
                                     25,000,000 Shares                                    Treasury Stock
                                --------------------------                              -------------------     Notes       Total
                                     Number                  Additional    Accumu-      Number                Receivable   Stock-
                                    of Shares       Par       Paid-In       lated         of                     from     holders'
                                     Issued        Value      Capital      Deficit      Shares       Cost     Stockholder  Equity
                                     ------        -----      -------      -------      ------       ----     -----------  -------
Balance at October 31, 1995          2,763,314   $ 27,634    6,069,995   (2,027,894)   331,763    (419,306)  (663,011)   2,987,418

Adjustment of note receivable
  from stockholders as reduction
  of stockholders' equity                -            -            -           -           -           -     (211,086)    (212,086)

Other                                    -            -         (3,639)       4,639        -           -          -          1,000

Net loss                                 -            -            -       (565,680)       -           -          -       (565,680)
                                    ----------   --------   ----------  -----------   --------   ---------  ---------   ----------
Balance at October 31, 1996          2,763,314     27,634    6,066,356   (2,588,935)   331,763    (419,306)  (875,097)  (2,210,652)


Two-for-one stock split              2,763,314     27,633      (27,633)        -       331,763         -          -            -

Adjustment of note receivable
  from stockholders(note 3)              -            -            -           -           -           -       268,371     268,371

Shares issued(note 14)                 219,401      2,194      169,213         -           -           -          -        171,407

Net loss                                 -            -            -       (281,654)       -           -          -       (281,654)
                                    ----------   --------   ----------  -----------   --------   ---------  ---------   ----------

Balance at October 31, 1997          5,746,029  $  57,461    6,207,936   (2,870,589)   663,526    (419,306)  (606,726)   2,368,776
                                    ==========   ========   ==========  ===========   ========   =========  =========   ==========


See accompanying notes to consoliated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended October 31, 1997, and 1996

                                                                                   1997              1996
                                                                                   ----              ----
Cash flows from operating activities:

     Net loss                                                              $    (281,654)           (565,680)

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

         Writedown on investment in joint venture                                     -               49,840

         Loss on disposal of property held for sale                                   -                9,648

         Dissolution of non-operating subsidiaries                                    -                1,000

         Gain from sale of equipment                                                  -               (1,200)

         Depreciation and amortization                                           271,873             270,270

         Provision for doubtful accounts                                          (5,000)             23,260

         Insurance premiums paid on behalf of Company

            president, plus interest                                                  -              (47,181)

         Minority interest in (loss) income of subsidiary                        (16,688)             27,587

         Deferred income taxes                                                        -              413,000
         (Increase) decrease in assets and liabilities:

              Accounts receivable                                               (603,479)           (276,656)

              Inventories                                                        782,930            (817,522)

              Prepaid expenses and other current assets                          (34,617)             14,708

              Other assets                                                         2,914                (125)

              Accounts payable                                                   312,698             129,780

              Accrued liabilities and legal fees                                 (12,314)             59,977

              Customer deposits                                                 (256,302)           (517,820)

              Reserve for legal settlement                                            -             (162,000)
                                                                           -------------      --------------

                Net cash provided by (used in) operating activities              160,361          (1,389,114)
                                                                           -------------      --------------


                                                                     (Continued)
                                      F-6

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                     Years ended October 31, 1997, and 1996


                                                                              1997                1996
                                                                              ----                ----
Cash flow from investing activities:

     Increase in notes receivable from shareholders                 $           (90,383)            (18,250)

     Purchase of property and equipment                                         (69,683)           (639,100)

     Proceeds from sale of property held for resale                                  -              194,466


     Proceeds from sale of equipment                                                 -                1,200
                                                                        ---------------    ----------------

              Net cash used in investing activities                            (160,066)           (461,684)
                                                                        ---------------    ----------------

Cash flow from financing activities:

     Proceeds/drawings from long-term debt and credit facility                2,010,000           2,589,167

     Payments of debt and capital leases                                     (2,069,512)         (1,712,711)
                                                                        ---------------    ----------------

              Net cash (used in) provided by financing activities               (59,512)            876,456
                                                                        ---------------    ----------------

              Net decrease in cash and cash equivalents                         (59,217)           (974,342)

Cash and cash equivalents at beginning of year                                  140,000           1,114,342
                                                                        ---------------    ----------------

Cash and cash equivalents at end of year                             $           80,783             140,000
                                                                        ===============    ================

Supplemental cash flow information:
     Cash paid for interest                                          $          179,650             132,740
                                                                        ===============    ================

     Cash paid for income taxes                                      $               -               39,500
                                                                        ===============    ================


Supplemental disclosure of noncash transactions:
     During 1997, the Company exchanged 219,401 shares of common stock for a portion of the minority interest in equity of subsidiary (note 14).

     During 1996, the Company transferred a life insurance policy to its president, who is also a director, in exchange for a note receivable for $193,836 which represents the cash surrender value of the policy at date of transfer, plus premiums paid and interest.

     During 1996, the Company entered into a capital lease agreement in the amount of $720,000 relating to a new manufacturing facility.


See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                            October 31, 1997 and 1996


(1)    Nature of Business

       Waste Technology Corp. (the Company) is a manufacturer of baling machines which utilize mechanical, hydraulic and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills and paper recycling facilities throughout the United States, the Far east and South America. The Company has two manufacturing subsidiaries, International Baler Corp. (IBC), located in Jacksonville, Florida, and International Press and Shear, Corp. (IPS), located in Baxley, Georgia.

       The IPS subsidiary was formed in the second quarter of fiscal 1995 and greatly expanded the manufacturing capacity of the Company. Operating losses at IPS are the primary cause of the consolidated losses in both 1997 and 1996. These losses occurred primarily as a result of start-up costs and the significant drop in corrugated board and paper prices in the recycled products markets. IPS operations are now running efficiently and the number of employees have been reduced to a level which is commensurate with sales levels anticipated in view of current market conditions. Management will take actions, as considered necessary, to reduce the operating and carrying costs of IPS to a level which will not jeopardize the liquidity of the Company. The operations of all other subsidiaries are profitable.


(2)    Summary of Significant Accounting Policies

       (a)    Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of Waste Technology Corp. and all of its wholly owned and majority owned subsidiaries. Intercompany balances and material intercompany transactions have been eliminated in consolidation.

       (b)    Minority Interest

              Minority interest represents the minority stockholders' proportionate share of the equity of International Baler Corp.
              (IBC). The Company owns 94.2% and 85.8% of the outstanding shares of IBC, its primary operating subsidiary, at October 31, 1997 and 1996, respectively.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2)    Summary of Significant Accounting Policies and Operations, continued

       (c)    Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       (d)    Inventories

              Inventories are stated at the lower of cost or market. Cost is primarily determined by the first-in, first-out method.

       (e)    Depreciation

              The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the double-declining balance and straight line methods over the estimated lives of 5 years for machinery and equipment and 31 years for buildings. Gain or loss upon retirement or disposal of property, plant and equipment is recorded as income or expense.

       (f)    Intangibles

              The cost over fair value of net tangible assets of an acquired business is amortized on the straight-line method over a period of 20 years. Other intangible assets, primarily patents, are amortized on the straight-line basis over their estimated lives of six to seventeen years. The Company periodically reviews intangibles to assess recoverability, and impairments would be recognized in operating results if a permanent decline in value were to occur. Accumulated amortization was $97,167 and $90,900 at October 31, 1997 and 1996, respectively. Amortization expense related to intangibles was $6,267 and $11,795 for the years ended October 31, 1997 and 1996, respectively.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2)    Summary of Significant Accounting Policies and Operations, continued


       (g)    Income Taxes

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

       (h)    Earnings (Loss) Per Share and Stock Split

              Earnings (loss) per share is calculated using the weighted average number of common shares outstanding during each year and on the net additional number of shares which would be issuable upon the exercise of dilutive stock options. Options are not considered in loss years as they would be antidilutive.

              On May 15, 1997 the Board of Directors declared a two-for-one stock split of the Company's Common Stock for holders of record on June 2, 1997. All share information in note 11 and per share data are restated to retroactively reflect the split.

              The Company will adopt SFAS No. 128, "Earnings per Share," effective with the first quarter of fiscal year 1998. The adoption of this statement should not materially impact the Company's financial statements.

       (i)    Stock-Based Compensation

              Prior to November 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On November 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1997 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosure provisions of SFAS No. 123.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2)    Summary of Significant Accounting Policies and Operations, continued

       (j)    Reclassifications

              Certain prior year amounts have been reclassified to conform with the current year's presentation.


(3)    Related Party Loan and Notes Receivable

       On April 12, 1990, four individuals, including the former Chairman of the Board and Executive Vice President, General Counsel, Secretary and Director of the Company, entered into an agreement with a group of dissident shareholders to purchase an aggregate of 294,182 shares of the Company at a purchase price of $4 per share. The former Chairman and the General Counsel each purchased 134,591 shares of common stock and the other two individuals purchased an aggregate of 25,000 shares.

       On July 15, 1991, the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The Financing of the transactions was paid with funds borrowed from the Company with the unanimous approval of the Company's Board of Directors. The four individuals executed promissory notes in favor of the Company, originally payable in three annual installments due July 15, 1992-1994 plus accrued interest from July 15, 1991 at the rate of 9% per annum. The former Chairman's promissory note was satisfied in 1993. The Company extended the initial installment date for the General Counsel to begin on July 15, 1997. No payments were made during the year ended October 31, 1997. The debt is collateralized by a lien on the 134,591 shares of the Company's common stock and a personal guarantee of each borrower to the extent of his loan and the guarantee of General Counsel's law firm to the extent of his loan. The Company expects that a primary source for repayment of the notes will be from the sale of the collateralized shares of the Company stock. The notes receivable from the General Counsel, who is also a major stockholder of the Company, is presented as a reduction of stockholders' equity.

       On June 13, 1995, the General Counsel and his law firm exercised their option to purchase 250,000 shares of Waste Technology Corp. common stock at $1.00 per share, whereby, the Company reduced the legal fees payable to the law firm in lieu of cash. These shares are also being held as collateral for the note receivable from the General Counsel.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)    Related Party Loan and Notes Receivable, continued

       The Company was indebted in the amount of $358,754 to the General Counsel and his law firm at October 31, 1997. In 1996, accrued legal fees are classified as a long-term liability. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of note receivable from General Counsel at October 31, 1997.

       On December 29, 1995, the Company transferred a life insurance policy, covering the life of its president, to the president in exchange for a note receivable. The amount of the note receivable from president is equal to the amount of the cash surrender value of the policy at the time of the transfer. Interest accrues at the rate of 6% per annum. No principal or interest is due until proceeds from the policy are realized.

       The following presents notes receivable and accrued interest at October 31, 1997 which are included as a reduction of stockholders equity:

           General Counsel, net of accrued legal fees        $       360,967

           President                                                 245,759

           Others                                                     86,688

           Reserve                                                   (86,688)
                                                               -------------

                                                             $       606,726
                                                               =============

       The statement of operations includes interest income on officer and director notes receivable of $50,383 and $47,359 for 1997 and 1996, respectively. Legal expenses to the General Counsel and his law firm were $96,288 and $105,231 for fiscal 1997 and 1996, respectively.


(4)    Inventories

       Inventories consisted of the following:

                                                      1997             1996
                                                      ----             ----

              Finished products               $       291,409           326,358

              Work in process                         506,095         1,347,229


              Raw materials                         1,581,774         1,488,621
                                                -------------    --------------

                                              $     2,379,278         3,162,208
                                                =============    ==============

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)    Real Estate Venture

       In December 1990, the Company formed a wholly owned subsidiary, Waste Tech Real Estate Corp. (WT Real Estate), for the purpose of having that corporation enter into a joint venture with a non-affiliated company, Rock-Tech Realty Corp. (RT), to purchase a parcel of land in Far Rockaway, Queens, New York and to build residential single family homes on the property.

       RT had previously entered into a contract to purchase the property for $625,000, $50,000 being paid on the execution of the contract and the balance to be paid $200,000 on closing and $375,000 by a purchase money mortgage to the seller. RT has assigned the contract to the joint venture.

       WT Real Estate has a 21% interest in the profits and losses of the joint venture. As of October 31, 1997, the Company had committed to fund up to $175,000 for its share of loans and loaned the sum of $166,980 to the joint venture on behalf of WT Real Estate. Management does not believe that it will be required to advance funds in excess of the amount loaned to date. WT Real Estate has a mortgage lien on the property as collateral for all sums it advances to the joint venture except that mortgage shall be subordinated to any purchase money mortgage or construction loan mortgage. The Company was to receive interest at 10% per annum, but since no interest has ever been received, accrual of interest was suspended prior to the periods covered by these financial statements. As of October 31, 1996, the total receivable balance of $218,012 has been reserved as uncollectible with related charges to income of $49,840. No charges were made to income during the year ended October 31, 1997.


(6)    Property, Plant and Equipment

       The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:


                                                                      1997                1996
                                                                      ----                ----
           Land                                                 $        75,000           75,000

           Buildings and improvements                                 2,264,675        2,264,675

           Machinery and equipment                                    1,070,989        1,112,161

           Vehicles                                                     181,330          181,330
                                                                  -------------      -----------

                                                                      3,591,994        3,633,166

           Less accumulated depreciation and amortization             1,370,226        1,104,523
                                                                  -------------    -------------

                                                                $     2,221,768        2,528,643
                                                                  =============    =============

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)    Property, Plant and Equipment

       Depreciation expense was $265,606 and $258,475 in 1997 and 1996, respectively. Included in buildings and improvements are assets recorded under a capital lease in the amount of $1,359,189. Amortization of the assets under capital lease in the amount of $46,439 is included in depreciation expense.


(7)    Long-Term Debt

       Long-term debt consists of the following:

                                                                                       1997                1996
                                                                                       ----                ----

           Term note payable to bank, at prime rate, due in equal monthly installments of $9,028, plus interest,
                through August 2002                                             $       523,611          631,944

           Revolving promissory note payable to bank in the amount of $1,000,000. Interest at prime payable monthly. All

                amounts borrowed are due in full on May 7, 1998                         626,652          531,652

           Term note payable to Appling County, Georgia at 4.0%,
                due in monthly installments of $3,417, including
                interest through July 2003                                              210,324          242,222
                                                                                  -------------    -------------
                                                                                      1,360,587        1,405,818

           Amounts classified as current                                              1,183,461        1,195,494
                                                                                  -------------    -------------

                                                                                $       177,126          210,324
                                                                                  =============    =============


       The bank's prime rate at October 31, 1997 was 8.5%. The carrying value of the Company's debt approximates fair value.

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

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)    Long-Term Debt, continued

       The Company violated certain financial covenants of the above debt agreement. As of the date of issuance of these financial statements, the lender has not waived these covenant violations nor has it demanded repayment. Management plans to negotiate an extension of the revolving debt and covenant requirements prior to the expiration date of the debt or obtain alternative financing. However, no assurance can be given that the Company will be successful. If the Company were unable to negotiate an extension or obtain alternative financing and the lender called the debt, management would be required to shut down and/or sell certain assets of the Company. Management believes its available collateral to be sufficient so as acceptable financing can be obtained.

       The Company has pledged substantially all of its assets as collateral under the term loan and revolving loan agreement.

       For the period ending October 31, contractual maturities are as follows:


               1998                                   $       768,182

               1999                                           142,883

               2000                                           144,291

               2001                                           145,756

               2002                                           129,225

               Beyond                                          30,250
                                                        -------------

                                                      $     1,360,587


(8)    Capital Lease

       During 1996, International Press and Shear (IPS) entered into a lease agreement for its manufacturing facility, which has been accounted for as a capital lease, as the ownership of the facility is transferred to IPS when the lease obligation is satisfied.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)    Capital Lease, continued

       The following schedule provides for the minimum future lease payments and the present value of the commitment for the capital lease as of October 31, 1997:

               1998                                            $        73,618

               1999                                                     73,618

               2000                                                     73,618

               2001                                                     73,618

               2002-2011                                               604,367
                                                                 -------------

               Total net minimum lease payments                        898,839

               Less amounts representing interest                     (197,271)
                                                                 -------------


               Present value of net minimum obligations                701,568

               Less current portion                                    (15,522)
                                                                 -------------

               Long-term obligations                           $       686,046
                                                                 =============


       The present value of minimum future obligations shown above are calculated based on an 8.25% interest rate determined to be applicable at the inception of the lease. Interest expense on the outstanding obligations under capital leases was $59,337 and $32,658 for the period ending October 31, 1997 and 1996, respectively.

       The cost, accumulated amortization and net book value of equipment under capital lease at October 31, 1997 are shown below. Cost represents the Company's direct investment in the facility.

               Cost                                            $     1,359,189

               Accumulated amortization                                (90,086)
                                                                 -------------

               Net book value                                  $     1,269,103
                                                                 =============


(9)    Contingent Liabilities and Commitments

       Litigation: The Company is subject to legal proceedings and claims which arise in the ordinary course of business. While any litigation contains an element of uncertainty, management, based upon the opinion of the Company's General Counsel and other attorneys acting on behalf of the Company, presently believes that the outcome or cost of defending such proceedings or claims individually and in the aggregate, which are pending or threatened, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9)    Contingent Liabilities and Commitments, continued

       Other: The Company has an employment agreement with its president for a term of five years commencing on September 15, 1996. Annual compensation pursuant to the contract is $150,034, increased by 5% per year. In the event of a change in ownership of the Company and the president is not retained, he shall receive as a lump sum the compensation owed for the remaining term of the agreement.

       Additionally, the Company has a severance agreement with its president, whereby in the event of change of control of IBC and the subsequent termination of employment of him for any reason other than cause, IBC shall be required to pay to him an amount equal to 2.99 times his salary at IBC prior to any change in control.

       The Company has also committed to pay premiums on a life insurance policy owned by its president to keep the policy in force. Annual premiums approximate $40,000 (see note 3).

       Subsequent to October 31, 1997 the Company guaranteed a note payable in the amount of $35,123. The note is secured by equipment and matures June 1, 1999.


(10)   Income Taxes

       The differences between the federal statutory tax rate and the Company's effective rate are as follows:


                                                                             Fiscal 1997       Fiscal 1996
           Federal income tax benefit at statutory rate                  $       (95,800)          (43,600)

           State income tax benefit, net of
                federal income tax effect                                        (10,100)           (3,000)

           Other                                                                   8,900            (4,400)

           Change in valuation allowance, net of correction
                to prior years' deferred taxes                                    97,000           493,000
                                                                           -------------     -------------

           Provision (benefit) for income taxes                          $            -            442,000
                                                                           =============     =============


       The Company files consolidated federal and state income tax returns with its subsidiaries.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(10)   Income Taxes, continued

       The net change in the total valuation allowance for the year ended October 31, 1997 was an increase of $208,000. Realization of net deferred tax assets is dependent on generating sufficient taxable income in the future. Based on current and anticipated future economic condition, management cannot ascertain that it is more likely than not that any portion of the net deferred tax asset will be realized.

       The significant components of the net deferred tax asset at October 31, 1997 are as follows:


                                                                 1997                1996
                                                                 ----                ----
           Reserves and allowances                         $       236,000          242,000

           Property, plant and equipment                            87,000           60,000

           General business credit carryforward                     37,000           41,000

           Net operating loss carryforward                         752,000          578,000

           Other                                                   111,000           94,000
                                                             -------------    -------------

                                                                 1,223,000        1,015,000

           Valuation allowance                                   1,223,000        1,015,000
                                                             -------------    -------------

                                                           $            -                -
                                                             =============    =============

       Net operating loss carryforwards for tax purposes are approximately $2,000,000, which expire in years 2007 through 2012. IBC has general business credit carryforwards of approximately $36,000, which expire in the years 1997 through 2000. The Company has an Alternative Minimum Tax Credit carryforward of approximately $30,000.


(11)   Stock Options

       Effective in fiscal 1995, the Board of Directors of the Company adopted the 1995 Stock Option Plan (1995 Plan). Under the 1995 Plan, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options and stock appreciation rights (SARs) may be granted to key employees, officers, directors and consultants of the Company and its present and future subsidiaries to purchase an aggregate of 2,000,000 shares after adjustment for the stock split in 1997 of the Company's common stock (the Common Stock).

       The Purpose of 1995 Plan is to aid the Company in attracting and retaining key employees, officers, directors and consultants and to secure for the Company the benefits of the incentive inherent in equity ownership by such persons who are responsible for causing the Company's growth and success.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11)   Stock Options, continued

       The maximum number of shares as to which options may be granted under the 1995 Plan (subject to adjustment as described below) is 2,000,000 shares of Common Stock. Upon expiration, cancellation or termination of unexercised options, the shares with respect to which such options shall have been granted will again be available for grant under the 1995 Plan.

       The 1995 Plan is administered by the Board of Directors, or if appointed, by a stock option committee consisting of at least two members of the Board of Directors, none of whom is eligible to participate under the 1995 Plan. (The group administering the 1995 Plan is referred to as the Committee).

       The Committee has the authority under the 1995 Plan to determine the terms of options and SARs granted under the 1995 Plan, including, among other things, whether an option shall be an incentive or a nonqualified stock option, the individuals who shall receive them, whether a SAR shall be granted separately, in tandem with or in addition to options, the number of shares to be subject to each option and/or SAR, the date or dates each option or SAR shall become exercisable and the exercise price or base price of each option and SAR; provided, however, that the exercise price of an incentive stock option may not be less than 100% of the fair market value of the Common Stock on the date of grant and not less than 110% of the fair market value in the case of an optionee who at the time of grant owns more than ten percent of the total combined voting power of the Company, or of any subsidiary or parent of the Company.

       During 1995, the Board of Directors issued 1,760,000 non-qualified stock options to purchase 1,760,000 shares of the Company's common stocks at prices ranging from $.75 to $1.00 per share, respectively. The options were issued to key employees. The options grant the right to purchase shares of the Company's common stock at the date of the grant. The options have antidilutive rights in the event of a split, reverse split, or recapitalization and are exercisable in whole or in part through 2002. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933.

       In March 1994 and February 1993, the Board of Directors issued 550,000 and 700,000 non-qualified stock options, respectively, to purchase 550,000 and 700,000 shares, respectively, of the Company's common stock at $.50 per share. The options have antidilutive rights in the event of a split, reverse split or recapitalization and are exercisable in whole or in part through March 2003 and September 1, 2002, respectively. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. Options outstanding as of October 31, 1997 are 50,000 and 200,000, respectively.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11)   Stock Options, continued

       In 1993, the board of directors granted 130,000 options to a creditor in satisfaction of a liability. The options are exercisable at $.8125, the market value of the Company's stock at the date of the grant, and vested upon issuance. The options have antidilutive rights in the event of a split, reverse split or recapitalization and are exercisable in whole or in part through December 1998.

       A summary of the status of the Company's stock options is presented below:


                                                                                         Weighted average
                                                                         Shares           exercise price
                                                                         ------           --------------

           Outstanding, October 31, 1996 and 1995                        2,140,000        $     .8922

           Granted                                                          75,000              .8125
           Options of subsidiary exchanged for options
                on company stock                                            59,612              .6165

           Canceled or surrendered                                         (76,000)             .5000
                                                                     -------------

           Outstanding, October 31, 1997                                 2,198,612              .9123
                                                                     =============           ========


           Shares exercisable                                            1,407,212        $     .8885
                                                                     =============           ========


       The outstanding stock options at October 31, 1997, have an exercise price ranging from $.50 to $1.00 per share and a remaining contractual term ranging from one to six years. The fair value of the options granted during 1997 is not considered material to the Company's financial statements. The full impact of calculating compensation cost for stock options under SFAS No. 123 is also not provided because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to November 1, 1996 is not considered.


(12)   Employees' Benefit Plan

       The Company instituted a profit sharing plan for its employees in 1989 by contributing 375,000 shares of its stock to the trust, having a fair market value of $165,000 on the transfer date. The Company made no contributions to the plan in 1997 or 1996.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13)   Export Sales

       Export sales were approximately 22% and 15% for the years ended October 31, 1997 and 1996, respectively. The principal international markets served by the Company, among others include Canada, India, Japan, China and Korea. No sales in one geographic region exceed 10%.


(14)   Purchase of Minority Interest in IBC

       Effective June 27, 1997, the Company issued 219,401 shares to acquire an additional 8.4% interest in International Baler Corp. (IBC). The transaction has been accounted for as a purchase. Accordingly, the excess minority interest liability recorded by the Company over the market value of the shares issued of approximately $111,000 was recorded as a reduction of machinery and equipment. The Company expects to purchase the remaining minority interest of IBC during 1998 by issuing additional common shares.