Form 10QSB
period 1998-01-31
WASTE TECHNOLOGY CORP
filed 1998-03-13
CIK 781902

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
  X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---
         Exchange Act of 1934

For the quarterly period ended January 31, 1998.

         Transition report pursuant to Section 13 or 15 (d) of the Securities
---
Exchange Act of 1934

For the transition period from       to
                                ----    ----
                         Commission File Number 0-14443

                             WASTE TECHNOLOGY CORP.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                             13-2842053
--------------------------------       ------------------------------------
(State or Other Jurisdiction           (I.R.S. Employer Identification No.)
of Incorporation or Organization)



                           5400 Rio Grande Avenue
                           Jacksonville, Florida 32254

-------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)          (Zip Code)


                                 (904) 355-5558
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X          No
                                      ---           ---

         At February 28, 1998, Registrant had outstanding 5,266,297 shares of its Common Stock.

         Transitional small business disclosure format check one:

                  Yes                       No    X
                     ---                        -----


                             WASTE TECHNOLOGY CORP.

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
PART I.           FINANCIAL INFORMATION

         ITEM I.           FINANCIAL STATEMENTS

         o        Balance Sheets as of January 31, 1998 and October 31, 1997.......................................3

         o        Statements of Income for the three months........................................................5
                  ended January 31, 1998 and 1997

         o        Statements of Changes in Stockholders' Equity....................................................6
                  for the period from October 31, 1997 to January 31, 1998

         o        Statements of Cash Flows for the three months....................................................7 ended January 31, 1998 and 1997

         o         Notes to Financial Statements...................................................................8


         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS...................................................10
                           OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS

PART II.          OTHER INFORMATION

         o         Signatures.....................................................................................12

             WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                   01/31/98             10/31/97
                                                   Unaudited

ASSETS

Current Assets:
  Cash and cash equivalents                         $43,702              $80,783
  Accounts receivable, net of allowance
    for doubtful accounts of $86,000              1,966,510            2,019,435
  Inventories                                     2,856,109            2,379,278
  Prepaid expense and other current assets           24,350               77,825
                                                 ----------           ----------
          Total current assets                    4,890,671            4,557,321


Property, plant and equipment at cost             3,547,042            3,591,994
  Less:  accumulated depreciation                 1,438,290            1,370,226
                                                 ----------           ----------
          Net property, plant & equipment         2,108,752            2,221,768


Other assets:
  Intangible assets, net                             59,318               60,885
  Other assets                                       15,018               15,135
                                                 ----------           ----------
          Total other assets                         74,336               76,020
                                                 ----------           ----------
          TOTAL ASSETS                           $7,073,759           $6,855,109

See accompanying notes


           WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                             01/31/98            10/31/97
                                                             Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                   $676,652           $626,652
  Current maturities of long-term debt                         530,058            556,809
  Capital Lease Obligation                                      16,827             15,522
  Accounts payable                                           1,782,528          1,343,922
  Accrued liabilities                                          412,235            442,912
  Customer deposits                                            574,407            427,022
                                                        --------------     --------------
          Total current liabilities                          3,992,707          3,412,839

Long-term debt                                                 168,618            177,126
Capital Lease Obligation, less current maturities              681,103            686,046
Minority interest in equity of subsidiary                            0            210,322

                                                        --------------     --------------
          Total liabilities                                  4,842,428          4,486,333

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized, 5,929,823 and
    5,746,029 shares issued in 1998 & 1997 respectively         59,299             57,461
  Preferred stock, par value $.0001,
    10,000 shares authorized, none issued                            0                  0
  Additional paid-in capital                                 6,349,687          6,207,936
  Accumulated deficit                                       (3,160,034)        (2,870,589)
                                                         --------------     --------------
                                                             3,248,952          3,394,808

Less:  Treasury stock, 663,526 shares at cost                  419,306            419,306
Less:  Note receivable from shareholders                       598,315            606,726
                                                        --------------     --------------
          Total stockholders' equity                         2,231,331          2,368,776
                                                        --------------     --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $7,073,759         $6,855,109




See accompanying notes

               WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                                  UNAUDITED

Three months ended:                               01/31/98            01/31/97

Net Sales                                       $3,008,112           $3,399,974

Cost of Sales                                    2,510,537            2,644,617

                                              ------------           ----------
Gross Profit                                       497,575              755,357

Operating Expenses:
  Selling                                          322,416              248,252
  General and Administrative                       440,259              453,973

                                              ------------           ----------
    Total operating expenses                       762,675              702,225

Operating Income                                  (265,100)              53,132

Other Income (Expense):
  Interest  Income                                  18,061               15,062
  Interest Expense                                 (47,325)             (43,598)
  Other Income                                       4,919                1,822
  Other Expense                                          0                    0
  Net Gain on Disposal of Fixed Assets                   0                    0

                                              ------------           ----------
    Total Other Income (Expense)                   (24,345)             (26,714)

Less minority interest in income of
  consolidated subsidiary                                0                3,689

                                              ------------           ----------
Income before income taxes                        (289,445)              22,729

Income Tax Provision (benefit)
  Current                                                0               12,900
  Deferred                                               0                    0

                                              ------------           ----------
NET INCOME (LOSS)                                ($289,445)              $9,829


Earnings per share- Basic                            (0.06)                0.00

Average number of shares and equivalent          5,102,481            4,970,976


See accompanying notes
                                        5



                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                     for three months ended January 31,1998
                                    Unaudited


                                             Common Stock
                                         Par Value $.01 Authorized                               Treasury Stock
                                            25,000,000 Shares

                                                Number               Additional                     Number
                                             of Shares        Par       Paid-in      Accumulated       of
                                                Issued      Value       Capital          Deficit     Shares       Cost

       Balance at October 31, 1997           5,746,029   $ 57,461  $  6,207,936    $ (2,870,589)    663,526   $ (419,306)


Shares issued                                  183,794      1,838       141,751                -          -             -


Adjustment of Note Receivable
  from shareholder                                  -          -             -                -          -             -


Net income (loss)                                    -          -             -        (289,445)          -             -
                                           -----------   --------   -----------    -------------  ---------   -----------
       Balance at January 31, 1998           5,929,823   $ 59,299   $ 6,349,687    $ (3,160,034)    663,526   $ (419,306)
                                           ===========   ========   ===========    =============  =========   ===========


                                                      Total
                                         Other     Stockholders'
                                                      Equity


       Balance at October 31, 1997     $ (606,726)  $ 2,368,776


Shares issued                                   -       143,589


Adjustment of Note Receivable
  from shareholder                          8,411         8,411


Net income (loss)                               -      (289,445)
                                      -----------   -----------
       Balance at January 31, 1998     $ (598,315)  $ 2,231,331
                                      ===========   ===========


See accompanying notes to consolidated financial statements


              WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW
                             Unaudited

For  Three Months Ended
                                                                                            1/31/98          01/31/97
Cash flow from operating activities:
     Net (loss)income                                                                     ($289,445)               $9,829
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation and amortization                                                      69,631                64,988
          Minority interest in income of subsidiary                                               0                 3,689
     Increase (decrease) from changes in:
          Accounts receivable                                                                52,925              (764,959)
          Inventories                                                                      (476,831)              415,161
          Prepaid expenses and other current assets                                          53,475                67,354
          Other assets                                                                          117                 6,728
          Accounts payable                                                                  438,606               345,008
          Accrued liabilities and legal fees                                                 (8,763)              (79,014)
          Customer deposits                                                                 147,385              (443,186)

                                                                                       ------------          ------------
               Total adjustments                                                            276,545              (384,231)


                                                                                       ------------          ------------
               Net cash (used in) provided by operating activities                          (12,900)             (374,402)

Cash flows from investing activities:
     Increase in notes receivable from shareholders                                         (13,503)              (12,898)
     Purchase of property and equipment                                                      (6,781)               (4,491)
     Purchase of minority interest                                                          (15,000)                    0
                                                                                       ------------          ------------
               Net cash used in investing activities                                        (35,284)              (17,389)

Cash flows from financing activities:
     Increase (decrease) in Debt                                                             11,103               301,726
                                                                                       ------------          ------------
               Cash flows used in financing activities                                       11,103               301,726


Net (decrease) increase in cash                                                             (37,081)              (90,065)
Cash at beginning of period                                                                  80,783               140,000
Cash at end of period                                                                        43,702                49,935


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                                                   46,152                43,598
  Income taxes                                                                                    0                     0

Waste Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the Company's Annual Report on form 10KSB for the year ended October 31, 1997 and the Management Discussion included in this form 10QSB.

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.   Accounting Policies:

     Stock-Based Compensation - On November 2, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1997 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosure provisions of SFAS No. 123. No stock options were granted during the quarter ended January 31, 1998.

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

     The Company adopted SFAS No. 128, "Earnings per Share," effective with the first quarter of fiscal year 1998. The adoption of this statement did not materially impact the Company's statements.


Notes to Consolidated Financial Statements, Continued

4.   Long-Term Debt:

     Long-term debt consists of the following:

                                                                      01-31-98         10-31-97
                                                                      --------         --------
Term note payable to bank at prime rate plus, due in equal monthly
   installments of $9,028, plus interest through August 2002.          496,527         $523,611


Revolving promissory note payable to bank in the
   amount of $1,000,000.  Interest at prime payable
   monthly.  All amounts borrowed are due in full
   May 7, 1998.                                                        676,652          626,652

Term note payable to Appling County, Georgia at 4.0% due in equal monthly installments of $3,417, including interest
   through July 2003.                                                  202,149          210,324
                                                                    ----------        ---------
                                                                     1,375,328        1,360,587
Amounts classified as current                                        1,206,710        1,183,461
                                                                    ----------        ---------
                                                                    $  168,618        $ 177,126
                                                                    ==========        =========

     The bank's prime rate at January 31, 1998 was 8.50%. The carrying value of the Company's debt approximates fair value.

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

     The Company violated certain financial covenants of the above debt agreement. As of the date of issuance of these financial statements, the lender has not waived these covenant violations nor has it demanded repayment. Management plans to negotiate an extension of the revolving debt and covenant requirements prior to the expiration date of the debt or obtain alternative financing. However, no assurance can be given that the Company will be successful. If the Company were unable to negotiate an extension or obtain alternative financing and the lender called the debt, Management would be required to sell certain assets of the Company or seek equity financing. Management believes its available collateral to be sufficient so as acceptable financing can be obtained.

     The Company has pledged substantially all of its assets as collateral under the term loan and revolving loan agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:  Three Month Comparisons

For the first quarter of fiscal 1998 the Company had net sales of $3,008,112 as compared to $3,399,974 for the first quarter of 1997, a decrease of 11.5%. The decrease in sales was caused by lower shipments at all operating units of the Company and was directly related to continued weakness in the corrugated board and paper markets for recycled materials. Corrugated and paper market prices have recently shown substantial increases which should result in increased orders in the remainder of fiscal 1998.

Consolidated net income was a loss in the first quarter of $289,445 versus a profit of $9,829 in the same quarter in the prior year. Earnings (Loss) per share were $(.06) and $(.00), for the first quarter 1998 and 1997 respectively. The loss in the first quarter was the result of the lower shipments mentioned above, more favorable product mix in fiscal 1997 and higher selling expense in 1998. The increase in selling expense in the quarter is the result of adding additional sales and marketing personnel and increasing the overall marketing efforts of the Company.

The backlog as of February 28, 1998 was $3,010,000 as compared with $2,092,000 as of January 31, 1997, an increase of 43.9%. Therefore, with this backlog, the second quarter of fiscal 1998 and the remainder of fiscal 1998 are anticipated to show improved results over the corresponding prior periods.

Financial Condition:

Net working capital decreased from $1,144,482 at October 31, 1997 to $897,964 at January 31, 1998. This decrease in working capital is considered to be temporary and should be reversed in the balance of fiscal 1998 based on management's expectations from the previously mentioned backlog increase.

The revolving note payable to SouthTrust Bank in the amount of $1,000,000 was renewed in November 1997 at the prime rate. Interest is payable monthly and all amounts borrowed are due in full on May 7, 1998. The balance due at January 31, 1998 was $676,652. At January 31, 1998, the Company is in violation of the covenant of the loan agreement related to the ratio of liabilities to net worth. As of the filing date, the lender has not waived these covenant violations, nor has it demanded repayment. While no assurance can be given, management believes its available collateral to be sufficient to allow the Company to replace the revolving note with a new revolving note of at least $1,000,000.

Financial Condition Continued:

The term note with SouthTrust Bank had a balance of $496,527 at January 31, 1998 and is due in equal monthly installments of $9,018, plus interest at the prime rate to August 2002. The entire balance of this term note was classified as a current liability because the term loan has callable provisions relating to the revolving note.

For the three months ended January 31, 1998 the Company had negative $12,900 cash flow from operations while in the same period in fiscal 1997 the Company had negative operating cash flow of $374,402. The negative cash flow in fiscal 1997 was due to the start-up operations of IPS, cash requirements for inventory and accounts receivable which have not continued at the same rate in fiscal 1998.

Our auditors, KPMG Peat Marwick LLP, have stated in the "Report of Independent Accountants" for October 31, 1997 to the shareholders of Waste Technology Corporation that there is "substantial doubt" about the Company's ability to continue as a going concern. While the Company understands why the accountants report had to include the explanatory paragraph, (the absence of a loan default waiver), and though the Company's Management and Board of Directors has substantial concern, it believes that it has several viable options to continue as a going concern for the following reasons:

     1. The operations of the IPS subsidiary have been operating at a much reduced deficit and are expected to be profitable by the end of 1998.

     2. The Company violated the covenant related to maximum debt to net worth. As of the date of issuance of this report, the lender has not waived these covenant violations nor has it demanded repayment. Management is in the process of obtaining financing to replace the revolving loan and the term loan and expects to accomplish this prior to the expiration date of the revolving loan, May 7, 1998. However, no assurance can be given that the Company will be successful. If the Company were unable to negotiate an extension or obtain alternative financing and the lender called the debt, Management would be required to sell certain assets of the Company or seek equity financing. Management believes its available collateral to be sufficient so as acceptable financing can be obtained.

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

Dated: March 12, 1998               WASTE TECHNOLOGY CORPORATION

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