Form 10QSB
period 1998-04-30
WASTE TECHNOLOGY CORP
filed 1998-06-15
CIK 781902

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
 X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---     Exchange Act of 1934


For the quarterly period ended April 30, 1998.

        Transition report pursuant to Section 13 or 15 (d) of the Securities
---     Exchange Act of 1934

For the transition period from         to
                              ---------  ---------

                        Commission File Number 0-14443

                            WASTE TECHNOLOGY CORP.
--------------------------------------------------------------------------------
    (Exact Name of Small Business Issuer as Specified in its Charter)

                           Delaware 13-2842053
--------------------------------------------------------------------------------
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

         At May 31, 1998, Registrant had outstanding 5,266,297 shares of its Common Stock.

         Transitional small business disclosure format check one:

                  Yes                       No  X
                     -----                     ----
                                    1

                          WASTE TECHNOLOGY CORP.

                            TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I.      FINANCIAL INFORMATION

             ITEM I.  FINANCIAL STATEMENTS

         o   Consolidated Balance Sheets as of April 30, 1998
             and October 31, 1997.........................................................................   3

         o   Consolidated Statements of Operations for the three months
             and six months ended April 30, 1998 and 1997.................................................   5

         o   Consolidated Statement of Stockholders' Equity
             for the period from October 31, 1997 to April 30, 1998.......................................   7

         o   Consolidated Statements of Cash Flows for the three months
             and six months ended April 30, 1998 and 1997.................................................   8

         o   Notes to Consolidated Financial Statements...................................................  10


             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS..........................................................................  13

PART II.     OTHER INFORMATION

             ITEM 3.  LEGAL PROCEEDINGS...................................................................  16

         o   Signatures...................................................................................  16


             WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                                     04/30/98       10/31/97
                                                    Unaudited

ASSETS

Current Assets:
  Cash and cash equivalents                         $154,715        $80,783
  Accounts receivable, net of allowance
    for doubtful accounts of $86,000               1,930,633      2,019,435
  Inventories                                      3,114,920      2,379,278
  Prepaid expense and other current assets            26,078         77,825

                                                 -----------     ----------
          Total current assets                     5,226,346      4,557,321


Property, plant and equipment at cost              3,618,069      3,591,994
  Less:  accumulated depreciation                  1,507,838      1,370,226

                                                 -----------     ----------
          Net property, plant & equipment          2,110,231      2,221,768


Other assets:
  Intangible assets, net                              57,752         60,885
  Other assets                                        13,678         15,135

                                                 -----------     ----------
          Total other assets                          71,430         76,020

                                                 -----------     ----------
          TOTAL ASSETS                            $7,408,007     $6,855,109

          See accompanying notes to consolidated financial statements

           WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS


                                                               04/30/98        10/31/97
                                                              Unaudited
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                    $906,652         $626,652
  Current maturities of long-term debt                          503,311          556,809
  Capital Lease Obligation                                       17,176           15,522
  Accounts payable                                            1,911,763        1,343,922
  Accrued liabilities                                           501,060          442,912
  Customer deposits                                             462,387          427,022

                                                            -----------      -----------
          Total current liabilities                           4,302,349        3,412,839

Long-term debt                                                  160,024          177,126
Capital Lease Obligation, less current maturities               676,717          686,046
Minority interest in equity of subsidiary                             0          210,322

                                                            -----------      -----------
          Total liabilities                                   5,139,090        4,486,333

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized; 5,929,823 and
    5,746,029 shares issued in 1998 & 1997 respectively          59,299           57,461
  Preferred stock, par value $.0001,
    10,000 shares authorized, none issued                             0                0
  Additional paid-in capital                                  6,349,687        6,207,936
  Accumulated deficit                                       (3,117,051)      (2,870,589)

                                                            -----------      -----------
                                                              3,291,935        3,394,808

Less:  Treasury stock, 663,526  shares at cost                  419,306          419,306
Less:  Note receivable from stockholders                        603,712          606,726

                                                            -----------      -----------
          Total stockholders' equity                          2,268,917        2,368,776

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $7,408,007       $6,855,109


           See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Three months ended:                               04/30/98       04/30/97

Net Sales                                        $3,338,652     $2,248,147

Cost of Sales                                     2,563,407      1,867,171

                                                 ----------     ----------
Gross Profit                                        775,245        380,976

Operating Expenses:
  Selling                                           328,729        253,551
  General and Administrative                        372,199        396,329

                                                 ----------     ----------
    Total operating expenses                        700,928        649,880

Operating Income (Loss)                              74,317       (268,904)

Other Income (Expense)
  Interest and Dividends                             16,356         14,216
  Interest Expense                                  (50,295)       (51,847)
  Other Income                                        2,605          2,477
  Other Expense                                           0              0

                                                 ----------     ----------
    Total Other Income (Expense)                    (31,334)       (35,154)

Less minority interest in income of
  consolidated subsidiary                                 0         (8,023)

                                                 ----------     ----------
Income (Loss) before income taxes                    42,983       (296,035)

Income Tax Provision
  Current                                                 0          2,100
  Deferred                                                0              0

                                                 ----------     ----------
NET INCOME (LOSS)                                   $42,983      ($298,135)


Basic and Diluted Earnings (Loss)  per share           0.01          (0.06)

Weighted Average number of shares                 5,266,297      4,863,102

          See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


Six months ended:                                 04/30/98         04/30/97

Net Sales                                        $6,346,764      $5,648,121

Cost of Sales                                     5,073,944       4,511,788

                                                 ----------      ----------
Gross Profit                                      1,272,820       1,136,333

Operating Expenses:
  Selling                                           651,145         501,803
  General and Administrative                        812,458         850,302

                                                 ----------      ----------
    Total operating expenses                      1,463,603       1,352,105

Operating Income (Loss)                            (190,783)       (215,772)

Other Income (Expense)
  Interest income                                    34,417          29,278
  Interest Expense                                  (97,620)        (95,445)
  Other Income                                        7,524           4,299
  Other Expense                                           0               0

                                                 ----------      ----------
    Total Other Income (Expense)                    (55,679)        (61,868)

Less minority interest in income of
  consolidated subsidiary                                 0          (4,334)

                                                 -----------     ----------
Income (Loss) before income taxes                  (246,462)       (273,306)

Income tax provision
  Current                                                 0          15,000
  Deferred                                                0               0

                                                 -----------     ----------
NET INCOME  (LOSS)                                ($246,462)      ($288,306)



Basic and Diluted Earnings (Loss) per share           (0.05)          (0.06)

Weighted Average number of shares                 5,183,031       4,863,102

          See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       for six months ended April 30, 1998
                                    Unaudited

                                   Common Stock
                              Par Value $.01 Authorized
                                     25,000,000

                                                        NUMBER                          ADDITIONAL
                                                      OF SHARES          PAR             PAID-IN         ACCUMULATED
                                                        ISSUED           VALUE           CAPITAL           DEFICIT
    Balance at October 31, 1997                       5,746,029         $57,461         $6,207,936      ($2,870,589)


Shares issued                                           183,794           1,838            141,751

Adjustment of Note Receivable
from shareholder                                            -                -                 -                 -


Net income (loss)                                           -                -                 -          (246,462)

                                                      ---------         -------         ----------     -----------
        Balance at April 30, 1998                     5,929,823         $59,299         $6,349,687     ($3,117,051)




                                   Treasury Stock

                                         NUMBER                                        TOTAL
                                          OF                                        STOCKHOLDERS'
                                         SHARES         COST          OTHER            EQUITY
    Balance at October 31, 1997          663,526     ($419,306)     ($606,726)       $2,368,776


Shares issued                                -             -              -             143,589

Adjustment of Note Receivable
from shareholder                             -             -            3,014             3,014


Net income (loss)                            -             -              -             246,462

                                         -------     ---------      ---------        ----------
        Balance at April 30, 1998        663,526     ($419,306)     ($603,712)       $2,268,917

                                      7

See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    Unaudited

For Three Months Ended
                                                                         04/30/98        04/30/97
Cash flow from operating activities:
     Net Income (Loss)                                                     $42,983       ($298,135)
     Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
          Depreciation and amortization                                     71,114          65,044
          Minority interest in income of subsidiary                              0          (8,023)
     Increase (decrease) from changes in:
          Accounts receivable                                               35,877         796,603
          Inventories                                                     (258,811)       (193,353)
          Prepaid expenses and other current assets                         (1,728)        (30,375)
          Other assets                                                       1,340          (5,272)
          Accounts payable                                                 129,235        (347,877)
          Accrued liabilities                                              116,893         116,544
          Customer deposits                                               (112,020)        138,712

                                                                          --------       ---------
               Total adjustments                                           (18,100)        532,003

               Net cash (used in) provided by operating activities          24,883         233,868

Cash flows from investing activities:
     Increase in notes receivable from shareholders                        (33,477)        (32,892)
     Purchase of property and equipment                                    (71,015)        (18,974)

                                                                          --------       ---------
               Net cash used in investing activities                      (104,492)        (51,866)

Cash flows from financing activities:
     Increase (decrease) in Debt                                           190,622        (138,751)

                                                                          --------       ---------
               Cash flows provided by (used in) financing activities       190,622        (138,751)


Net increase  (decrease) in cash & cash equivalents                        111,013          43,251
Cash & cash equivalents at beginning of period                              43,702          49,935
Cash & cash equivalents at end of period                                   154,715          93,186


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                                  45,773          51,847
  Income taxes                                                                   0               0


          See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    Unaudited

For Six Months Ended

                                                                         04/30/98        04/30/97

Cash flow from operating activities:
     Net income (loss)                                                   ($246,462)      ($288,306)
     Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
          Depreciation and amortization                                    140,745         130,032
          Minority interest in income of subsidiary                              0          (4,334)
     Increase (decrease) from changes in:
          Accounts receivable                                               88,802          31,644
          Inventories                                                     (735,642)        221,808
          Prepaid expenses and other current assets                         51,747          36,979
          Other assets                                                       1,457           1,456
          Accounts payable                                                 567,841          (2,869)
          Accrued liabilities                                              108,130          37,530
          Customer deposits                                                 35,365        (304,474)

                                                                          --------       ---------
               Total adjustments                                           258,445         147,772

               Net cash (used in) provided by operating activities          11,983        (140,534)

Cash flows from investing activities:
     Increase in notes receivable from shareholders                        (46,980)        (45,790)
     Purchase of property and equipment                                    (77,796)        (23,465)
     Purchase of minority interest                                         (15,000)              0

                                                                          --------       ---------
               Net cash used in investing activities                      (139,776)        (69,255)

Cash flows from financing activities:
     Increase (decrease) in Debt                                           201,725         162,975

                                                                          --------       ---------
               Cash flows provided by (used in) financing activities       201,725         162,975


Net increase (decrease) in cash & cash equivalents                          73,932         (46,814)
Cash & cash equivalents at beginning of period                              80,783         140,000
Cash & cash equivalents at end of period                                   154,715          93,186


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                                  96,162          95,445
  Income taxes                                                                   0               0

                                    9

          See accompanying notes to consolidated financial statements

Waste Technology Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and six month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the Company's Annual Report on form 10KSB for the year ended October 31, 1997 and the Management Discussion included in this form 10QSB.

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.   Accounting Policies:

     Stock-Based Compensation - On November 2, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1997 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosure provisions of SFAS No. 123. No stock options were granted during the quarter ended April 30, 1998.

3.   Earnings (Loss) Per Common and Common Equivalent Share:

     Earnings (loss) per common and common equivalent share are calculated using the weighted average number of common shares outstanding during each period and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value in the case of income. Options are not considered in loss periods as they would be antidilutive.

     The Company adopted SFAS No. 128, "Earnings per Share," effective with the first quarter of fiscal year 1998. The adoption of this statement did not materially impact the Company's statements.

4.   Related Party Loan and Notes Receivable:

     The Company was indebted in the amount of $408,748 to the General Counsel and his law firm at April 30, 1998. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at April 30, 1998

     On December 29, 1995, the Company transferred a life insurance policy, covering the life of its president, to the president in exchange for a note receivable. The amount of the note receivable from president is equal to the amount of the cash surrender value of the policy at the time of the transfer. Interest accrues at the rate of 6% per annum. No principal or interest is due until proceeds from the policy are realized.

     The following presents notes receivable and accrued interest at April 30, 1998 which are included as a reduction of stockholders equity:

     General Counsel, net of accrued legal fees                $  331,151
     President                                                    272,561
                                                               ----------
                                                               $  603,712
                                                               ==========
5.   Long-Term Debt:

     Long-term debt consists of the following:


                                                                     04-30-98             10-31-97
         Term note payable to bank at prime rate, due
            in equal monthly installments of $9,028, plus
            interest through August 2002.                           $  469,444           $  523,611

         Revolving promissory note payable to bank in the
            amount of $1,000,000.  Interest at prime + 1%
            payable monthly.  All amounts borrowed are
            due in full August 7, 1998.                                906,652              626,652

         Term note payable to Appling County, Georgia
            at 4.0% due in equal monthly installments
            of $3,417, including interest through July 2003.           193,891              210,324
                                                                    ----------           ----------
                                                                     1,569,987            1,360,587
         Amounts classified as current                               1,409,963            1,183,461
                                                                    ----------           ----------
                                                                    $  160,024           $  177,126
                                                                    ==========           ==========

5.   Long-Term Debt Continued:

     The bank's prime rate at April 30, 1998 was 8.50%. The carrying value of the Company's debt approximates fair value.

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

     The Company violated certain financial covenants of the above debt agreements. As of the date of issuance of these financial statements, the lender has not waived these covenant violations nor has it demanded repayment. The due date on the revolving promissory note has been extended from May 7, 1998 to August 7, 1998. Management plans to negotiate an extension of the revolving debt and covenant requirements prior to the expiration date of the debt or obtain alternative financing. However, no assurance can be given that the Company will be successful. If the Company was unable to negotiate an extension or obtain alternative financing and the lender called the debt, Management would be required to sell certain assets of the Company or seek equity financing. Management believes its available collateral to be sufficient so that acceptable financing can be obtained.

     The Company has pledged substantially all of its assets as collateral under the term loan and revolving loan agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:  Three Month Comparisons

For the second quarter of fiscal 1998 the Company had net sales of $3,338,652 as compared to $2,248,147 for the second quarter of 1997, an increase of 48.5%. The higher sales were the result of higher shipments at the Consolidated Baling Machine Company (CBMC) and the International Press and Shear (IPS) subsidiaries.

Consolidated net income in the second quarter of 1998 was $42,983 versus a loss of $298,135 in the second quarter of the prior year. The profit improvement was the result of the higher shipments at CBMC and IPS. Gross profit margins were 23.2% and 16.9% in the second quarter of 1998 and 1997 respectively. The increase in selling expense in the quarter is the result of adding additional sales and marketing personnel and increasing the overall marketing efforts of the Company.

Results of Operations: Six Month Comparisons

Net sales in the first half of fiscal 1998 were $6,346,764 as compared to $5,648,121 in the prior year. The higher sales are the result of increased sales at the IPS subsidiary.

Net income for the first six months of 1998 was a loss of $246,462 versus a loss of $288,306 in the corresponding period of 1997. The loss in the first quarter of 1998 was due to lower shipments at all operating units of the Company and was directly related to continued weakness in the corrugated board and paper markets for recycled materials. Corrugated and paper market prices have recently shown increases which should result in increased orders in the remainder of fiscal 1998.

On April 2, 1998, the Company had 20 dealers and 75 major users of baling equipment at an open house to witness the operation of its new patent-pending baler from IPS and a new designed baler from International Baler Corporation. The Company has already sold a number of each model to key industrial customers and expects a rapid growth in sales of each of these products.

The backlog as of May 31, 1998 was $3,267,000 as compared with $3,670,000 as of May 31, 1997. Orders have been coming in at an accelerated rate and the second half of fiscal 1998 is anticipated to show improved results over the prior periods.

Financial Condition:

Net working capital decreased from $1,144,482 at October 31, 1997 to $923,997 at April 30, 1998 due to increased borrowing on the revolving promissory note to build inventories needed to meet production requirements. This decrease in working capital is considered to be temporary and should be reversed in the balance of fiscal 1998 based on management's expectations for the second half of fiscal 1998.

Financial Condition Continued:

The revolving note payable to SouthTrust Bank in the amount of $1,000,000 was extended to August 7, 1998. At April 30, 1998, the Company is in violation of the covenants of the loan agreement related to the ratio of liabilities to net worth and current ratio. As of the filing date, the lender has not waived these covenant violations, nor has it demanded repayment. While no assurance can be given, management believes its available collateral to be sufficient to allow the Company to replace the revolving note with a new revolving note of at least $1,000,000.

The term note with SouthTrust Bank had a balance of $469,444 at April 30, 1998 and is due in equal monthly installments of $9,028, plus interest at the prime rate to August 2002. The entire balance of this term note was classified as a current liability because the term loan has callable provisions relating to the revolving note.

For the six months ended April 30, 1998 the Company had positive $11,983 cash flow from operations while in the same period in fiscal 1997 the Company had negative operating cash flow of $140,534. The negative cash flow in fiscal 1997 was due to the operating losses at IPS. However, the Company has had to increase inventory levels by approximately $735,000 in the first half of 1998 due to increased business activity.

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

     2. The Company violated the covenants related to maximum debt to net worth and current ratio. As of the date of issuance of this report, the lender has not waived these covenant violations nor has it demanded repayment. Management is in the process of obtaining financing to replace the revolving loan and the term loan and expects to accomplish this prior to the expiration date of the revolving loan, August 7, 1998. However, no assurance can be given that the Company will be successful. If the Company were unable to negotiate an extension or obtain alternative financing and the lender called the debt, Management would be required to sell certain assets of the Company or seek equity financing. Management believes its available collateral to be sufficient so as acceptable financing can be obtained.

This is a forward looking statement and is subject to many variables over which the Company has no control such as inflation, competition, etc. Therefore, there can be no assurances that IPS will be profitable by the end of 1998 or that the Company can obtain financing to replace the revolving loan.

Financial Condition Continued:

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

PART II-OTHER INFORMATION

ITEM 3            LEGAL PROCEEDINGS.

On June 5, 1998, a judgment (the "Judgment") was rendered against the Company's former wholly owned subsidiary, RAM Coating Technology Corporation ("Ram"), and Transamerica Premier Insurance Corporation ("Transamerica") in the amount of $360,194 in favor of L & A Contracting Company in the 19th Judicial District Court of the State of Louisiana in the case of L & A Contracting Company v. Ram Industrial Coatings, Inc., et al., Case No. 382,924, Division F. Transamerica had issued a performance and payment bond (the "Bond") for Ram in connection with the contract which was the subject of the action and which was the basis of the Judgment against Ram. The Company had agreed to indemnify Transamerica for any payments it was required to make pursuant to the Bond. As a result of this indemnification agreement, the Company is liable to Transamerica for the amount of the Judgment. The Company believes that the Court was in error in rendering the Judgment and intends to appeal. The Company's management believes that its appeal is meritorious and will be successful.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned hereto duly authorized.

Dated: June 10, 1998                        WASTE TECHNOLOGY CORPORATION

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