Form 10QSB
period 1998-07-31
WASTE TECHNOLOGY CORP
filed 1998-09-15
CIK 781902

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15 (d) of the
---      Securities Exchange Act of 1934

For the quarterly period ended July 31, 1998.
                              ---------------

___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

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

         At August 31, 1998, Registrant had outstanding 5,266,297 shares of its Common Stock.

         Transitional small business disclosure format check one:

                  Yes                       No   X
                      ----                      ----

                             WASTE TECHNOLOGY CORP.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.       FINANCIAL INFORMATION

     ITEM I.           FINANCIAL STATEMENTS

     o        Consolidated Balance Sheets as of July 31, 1998
              and October 31, 1997............................................ 3

     o        Consolidated Statements of Operations for the three months and nine months ended July 31, 1998 and 1997.................... 5

     o        Consolidated Statement of Stockholders' Equity
              for the period from October 31, 1997 to July 31, 1998........... 7

     o        Consolidated Statements of Cash Flows for the three months and nine months ended July 31, 1998 and 1997.................... 8

     o        Notes to Consolidated Financial Statements......................10

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS...................................................13

PART II.         OTHER INFORMATION

     ITEM 3.     LEGAL PROCEEDINGS............................................15

     o         Signatures.....................................................16

             WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                        07/31/98       10/31/97
                                                       Unaudited

ASSETS

Current Assets:
  Cash and cash equivalents                              $126,976        $80,783
  Accounts receivable, net of allowance
    for doubtful accounts of $92,000                    1,351,768      2,019,435
    and $86,000, respectively
  Inventories                                           3,094,465      2,379,278
  Prepaid expense and other current assets                  7,995         77,825
                                                      -----------    -----------
          Total current assets                          4,581,204      4,557,321


Property, plant and equipment at cost                   3,615,821      3,591,994
  Less:  accumulated depreciation                       1,569,746      1,370,226
                                                      -----------    -----------
          Net property, plant & equipment               2,046,075      2,221,768


Other assets:
  Intangible assets, net                                   56,185         60,885
  Other assets                                             12,950         15,135
                                                      -----------    -----------
          Total other assets                               69,135         76,020
                                                      -----------    -----------
          TOTAL ASSETS                                 $6,696,414     $6,855,109


See accompanying notes to consolidated financial statements

           WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                         07/31/98       10/31/97
                                                        Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                     -       $626,652
  Current maturities of long-term debt                    142,540        556,809
  Capital Lease Obligation                                 17,533         15,522
  Accounts payable                                      1,972,466      1,343,922
  Accrued liabilities                                     477,569        442,912
  Customer deposits                                       248,442        427,022
  Accrued Judgment                                        537,000              -
                                                       ----------     ----------
          Total current liabilities                     3,395,550      3,412,839
Revolving promissory note                                 940,189              -
Long-term debt                                            485,372        177,126
Capital Lease Obligation, less current maturities         672,398        686,046
Minority interest in equity of subsidiary                       -        210,322
                                                       ----------     ----------
          Total liabilities                             5,493,509      4,486,333

Stockholders' equity
  Common stock, par value $.01
   25,000,000 shares authorized; 5,929,823 and
   5,746,029 shares issued in 1998 & 1997, respectively    59,299         57,461
  Preferred stock, par value $.0001,
   10,000 shares authorized, none issued                        -              -
  Additional paid-in capital                            6,349,687      6,207,936
  Accumulated deficit                                  (4,190,178)    (2,870,589)
                                                       ----------     ----------
                                                        2,218,808      3,394,808
Less:  Treasury stock, 663,526 shares at cost             419,306        419,306
Less:  Note receivable from shareholders                  596,597        606,726
                                                       ----------     ----------
          Total stockholders' equity                    1,202,905      2,368,776
                                                       ----------     ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $6,696,414     $6,855,109



See accompanying notes to consolidated financial statements

               WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                                  UNAUDITED

Three months ended:                                    07/31/98       07/31/97

Net Sales                                             $2,996,640     $2,401,082

Cost of Sales                                          2,615,980      1,898,754
                                                     -----------    -----------
Gross Profit                                             380,660        502,328
Operating Expenses:
  Selling                                                429,063        303,445
  General and Administrative                             449,978        427,125
                                                     -----------    -----------
    Total operating expenses                             879,041        730,570

Operating Income (Loss)                                 (498,381)      (228,242)

Other Income (Expense):
  Interest & Dividends                                    15,918         16,039
  Interest Expense                                       (57,220)       (59,473)
  Other Income                                             3,556          1,940
  Provision for Judgment                                (537,000)             -
                                                     -----------    -----------
    Total Other Income (Expense)                        (574,746)       (41,494)

Less minority interest in income of
  consolidated subsidiary                                      -          4,334

                                                     -----------    -----------
Income (Loss) before income taxes                     (1,073,127)      (274,070)

Income Tax Provision
  Current                                                      -              -
  Deferred                                                     -              -


                                                     -----------    -----------
NET INCOME (LOSS)                                    ($1,073,127)     ($274,070)


Basic and diluted loss  per share                          (0.20)         (0.06)

Weighted average number of shares                      5,266,297      4,863,102


See accompanying notes to consolidated financial statements

               WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                                  UNAUDITED

Nine months ended:                                     07/31/98       07/31/97

Net Sales                                             $9,343,404     $8,049,203

Cost of Sales                                          7,689,924      6,410,542

                                                     -----------    -----------
Gross Profit                                           1,653,480      1,638,661

Operating Expenses:
  Selling                                              1,080,208        805,248
  General and Administrative                           1,262,436      1,277,427

                                                     -----------    -----------
    Total operating expenses                           2,342,644      2,082,675

Operating Income (Loss)                                 (689,164)      (444,014)

Other Income (Expense):
  Interest income                                         50,335         45,317
  Interest Expense                                      (154,840)      (154,918)
  Other Income                                            11,080          6,239
  Provision for Judgment                                (537,000)             -
                                                     -----------    -----------
    Total Other Income (Expense)                        (630,425)      (103,362)

Less minority interest in income of
  consolidated subsidiary                                      -              -

                                                     -----------    -----------
Income  (Loss) before income taxes                    (1,319,589)      (547,376)

Income tax provision
  Current                                                      -         15,000
  Deferred                                                     -              -

                                                     -----------    -----------
NET INCOME  (LOSS)                                   ($1,319,589)     ($562,376)



Basic and diluted loss per share                           (0.25)         (0.12)

Weighted average number of shares                      5,211,091      4,863,102


See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       for nine months ended July 31, 1998
                                    unaudited

                              Common Stock
                      Par Value $.01 Authorized
                               25,000,000

                                  NUMBER                     ADDITIONAL
                                 OF SHARES       PAR          PAID-IN       ACCUMULATED
                                  ISSUED        VALUE         CAPITAL         DEFICIT

  Balance at October 31, 1997    5,746,029     $57,461       $6,207,936      ($2,870,589)



Shares issued                      183,794       1,838          141,751                -

Adjustment of Note Receivable
 from shareholder                        -           -                -                -


Net income (loss)                        -           -                -       (1,319,589)
                                 ---------     -------       ----------      -----------
  Balance at July 31, 1988       5,929,823     $59,299       $6,349,687      ($4,190,178)



                                    Treasury Stock

                                      NUMBER                                   TOTAL
                                       OF                                  STOCKHOLDERS'
                                      SHARES       COST         OTHER         EQUITY

  Balance at October 31, 1997         663,526   ($419,306)    ($606,726)      $2,368,776



Shares issued                               -           -             -          143,589

Adjustment of Note Receivable
 from shareholder                           -           -        10,129           10,129


Net income (loss)                           -           -             -       (1,319,589)
                                    ---------   ---------     ---------       ----------
  Balance at July 31, 1988            663,526   ($419,306)    ($596,597)      $1,202,905




 See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited


For Three Months Ended
                                                             07/31/98        07/31/97
Cash flow from operating activities:
  Net (loss) income                                        ($1,073,127)     ($274,070)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
       Depreciation and amortization                            74,108         65,043
       Minority interest in income of subsidiary                     -          4,334
  Increase (decrease) from changes in:
       Accounts receivable                                     578,865        125,169
       Inventories                                              20,455       (260,110)
       Prepaid expenses and other current assets                18,083         (1,141)
       Other assets                                                728            729
       Accounts payable                                         60,703        325,427
       Accrued liabilities                                      (2,559)       (55,182)
       Customer deposits                                      (213,945)       305,890
       Accrued Judgment                                        537,000              -
                                                           -----------    -----------
            Total adjustments                                1,073,438        510,159

                                                           -----------    -----------
               Net cash provided by (used in)                      311        236,089
                 operating activities

Cash flows from investing activities:
  Increase in notes receivable from shareholders               (13,805)       (13,200)
  Purchase of property and equipment                            (8,397)       (17,198)
                                                           -----------    -----------
             Net cash used in investing activities             (22,202)       (30,398)

Cash flows from financing activities:
  Increase (decrease) in Debt                                   (5,848)       161,253
                                                           -----------    -----------
             Cash flows provided by (used in)                   (5,848)       161,253
               financing activities


Net  increase (decrease) in cash                               (27,739)       366,944
Cash at beginning of period                                    154,715         93,186
Cash at end of period                                          126,976        460,130


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                      56,493         53,221
  Income taxes                                                       -              -



See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited

For Nine Months Ended
                                                                 07/31/98        07/31/97

Cash flow from operating activities:
     Net (loss) income                                         ($1,319,589)     ($562,376)
     Adjustments to reconcile net income  (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                            214,853        195,075
     Increase (decrease) from changes in:
          Accounts receivable                                      667,667        156,813
          Inventories                                             (715,187)       (38,302)
          Prepaid expenses and other current assets                 69,830         35,838
          Other assets                                               2,185          2,185
          Accounts payable                                         628,544        322,558
          Accrued liabilities                                      105,571        (17,652)
          Customer deposits                                       (178,580)         1,416
          Accrued Judgment                                         537,000              -
                                                               -----------    -----------
               Total adjustments                                 1,331,883        657,931

                                                               -----------    -----------
               Net cash provided by (used in)                       12,294         95,555
                 operating activities

Cash flows from investing activities:
     Increase in notes receivable from shareholders                (60,785)       (58,990)
     Purchase of property and equipment                            (86,193)       (40,663)
     Purchase of minority interest                                 (15,000)             -
                                                               -----------    -----------
               Net cash used in investing activities              (161,978)       (99,653)

Cash flows from financing activities:
     Increase (decrease) in Debt                                   195,877        324,228
                                                               -----------    -----------
               Cash flows provided by (used in)                    195,877        324,228
                 financing activities


Net  increase (decrease) in cash                                    46,193        320,130
Cash at beginning of period                                         80,783        140,000
Cash at end of period                                              126,976        460,130


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                         152,655        148,666
  Income taxes                                                           -              -



See accompanying notes to consolidated financial statements

WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and nine month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the Company's Annual Report on form 10KSB for the year ended October 31, 1997 and the Management Discussion included in this form 10QSB.

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.   ACCOUNTING POLICIES:

     STOCK-BASED COMPENSATION - On November 2, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1997 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosure provisions of SFAS No. 123. No stock options were granted during the quarter and nine months ended July 31, 1998.

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

4.   RELATED PARTY LOAN AND NOTES RECEIVABLE:

     The Company was indebted in the amount of $429,668 to the General Counsel and his law firm at July 31, 1998. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at July 31, 1998.

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

     The following presents notes receivable and accrued interest at July 31, 1998 which are included as a reduction of stockholders equity:

         General Counsel, net of accrued legal fees                   $  320,320
         President                                                       276,277
                                                                      ----------
                                                                      $  596,597
                                                                      ==========
5.   LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                           07-31-98     10-31-97
                                                           --------     --------
     Term note payable to bank at prime rate, due
        in equal monthly installments of $9,028, plus
        interest through August 2002.                      $442,361     $523,611

     Revolving promissory note payable to bank in the
        amount of $1,000,000.  Interest at prime + 1%
        payable monthly.  All amounts borrowed are
        due in full August 7, 1998.                           --         626,652

     Revolving loan agreement payable to lender
        at 1 1/2% above the prime rate. Interest only
        payments. $2,000,000 maximum line through
        July 31, 2000.                                      940,189        --

5.   LONG-TERM DEBT CONTINUED:

     Term note payable to Appling County, Georgia at 4.0%
       due in equal monthly installments of $3,417,
       including interest through July 2003.                185,551      210,324
                                                         ----------   ----------
                                                          1,568,101    1,360,587
         Amounts classified as current                      142,540    1,183,461
                                                         ----------   ----------
                                                         $1,425,561   $  177,126
                                                         ==========   ==========


     The bank's prime rate at July 31, 1998 was 8.50%. The carrying value of the Company's debt approximates fair value. The company has pledged substantially all of its assets as collateral under the term loans and revolving loan agreement.

     On July 31, 1998, the Company entered into a revolving Loan Agreement with Foothill Capital Corporation. This revolving loan agreement is for a period of two years and has a maximum loan amount of $2,000,000. The $1,000,000 revolving promissory note with SouthTrust Bank was satisfied with funds from the loan from Foothill Capital Corporation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:  THREE MONTH COMPARISONS

For the third quarter of fiscal 1998 the Company had net sales of $2,996,640 as compared to $2,401,082 for the third quarter of 1997, an increase of 24.8%. The higher sales were the result of higher shipments at the International Press and Shear (IPS) subsidiary. Gross margins for the quarter were 12.7% as compared to gross margins of 20.9% for the third quarter of 1997 as a result of lower shipments of certain of the Company's higher margin products.

The Company reported a net loss of $1,073,127 in the third quarter 1998 including a reserve for a judgment of $537,000 including interest thereon related to the Company's former subsidiary, Ram Coating Technology, Inc. This judgment is being appealed. Excluding the judgment, the company lost $536,127 in the third quarter of fiscal 1998 versus a loss of $274,070 in the third quarter of fiscal 1997. Gross profit decreased by $121,668 due to lower sales at the International Baler and Consolidated Baling subsidiaries and the postponement at customer's request of deliveries of certain balers from the third quarter to the fourth quarter, partially offset by higher sales and gross profit at IPS. Gross profit margin percentage decreased due to the lower gross profit margins at IPS. The increase in selling expense in the quarter was the result of additional sales and marketing personnel and increasing the overall marketing efforts of the Company. The Company has since effectuated substantial reductions in selling expenses.

RESULTS OF OPERATIONS: NINE MONTH COMPARISONS

Net sales in the first half of fiscal 1998 were $9,343,404 as compared to $8,049,203 in the prior year. The higher sales are the result of increased sales at the IPS subsidiary.

The loss in the first nine months of 1998 was $1,319,589 versus a loss of $562,376 in the corresponding period of 1997. Excluding the reserve for the judgment of $537,000, the loss for the first nine months of 1998 was $235,213 higher than the loss in 1997. The loss for the nine months was the result of losses at all operating units and was directly related to continued weakness in the corrugated board and paper markets for recycled materials.

The backlog as of August 31, 1998 was $2,615,000 as compared with $3,831,000 as of August 31, 1997.

FINANCIAL CONDITION:

Net working capital increased from $1,144,482 at October 31, 1997 to $1,185,654 at July 31, 1998 due to the replacement of the revolving line of credit with a new line of credit with a two year term, partially offset by higher inventories at IPS and the accrued liability for the legal settlement. The revolving note payable to SouthTrust Bank in the amount of $1,000,000 was replaced with a Foothill Capital Corporation line of credit of $2,000,000. This line of credit is for a period of two years, accrues interest at 1 1/2% above the prime rate and is secured primarily by accounts receivable and inventories.

The term note with SouthTrust Bank had a balance of $442,361 at July 31, 1998 and is due in equal monthly installments of $9,028, plus interest at the prime rate to August 2002. The term note payable to Appling County, Georgia is due in equal monthly installments of $3,417 including interest at 4.0% through July 2003.

Our auditors, KPMG Peat Marwick LLP, have stated in the "Report of Independent Accountants" for October 31, 1997 to the shareholders of Waste Technology Corporation that there is "substantial doubt" about the Company's ability to continue as a going concern. While the Company understands why the accountants report had to include the explanatory paragraph, (the absence of a loan default waiver), and though the Company's Management and Board of Directors has substantial concern, it believes that it has several viable options to continue as a going concern for the following reasons:

     1. The Company has replaced the $1,000,000 revolving promissory note with SouthTrust Bank with a $2,000,000 (maximum) revolving promissory note with a term of two years. Therefore, the Company is no longer in violation of the SouthTrust revolving promissory note loan covenants.

     2.  The IPS subsidiary has been operating at a much reduced deficit.

     3. The Company has taken certain actions to reduce operating costs including the elimination of personnel, implementing salary reductions for management, and cutting expenditures wherever possible. These cost cutting actions should result in annual savings in excess of $500,000 and will take effect in the fourth quarter of this year. The Company is also developing additional contingency plans to further reduce costs in order that the Company can operate profitably in the future and have positive cash flow from operations at a minimum.

The Company has no commitments for any material capital expenditures. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income from continuing operations.

FINANCIAL CONDITION CONTINUED:

The above contains forward looking statements and is subject to many variables over which the Company has no control such as inflation, competition, and the general market conditions for its products. Therefore the Company may have to consider additional financing and/or operating alternatives to insure the Company will continue as a going concern.

YEAR 2000 COMPLIANCE:

The Company believes it has fully achieved Year 2000 compliance for all internal systems. Costs associated with compliance were immaterial and have been fully incurred. The Company is in the process of examining key vendor and customer relationships to determine, to the extent practical, the degree of such parties' Year 2000 compliance.

Should a key vendor or customer have a systems failure due to the century change, the Company believes that the most significant impact would likely be the inability to receive inventory on a timely basis. While the Company does not expect any such impact to be material, it is developing contingency plans to address this possibility.

INFLATION:

The costs of the Company and its subsidiaries are subject to the general inflationary trends existing in the general economy. The Company believes that expected pricing by its subsidiaries for balers will be able to include sufficient increases to offset any increase in costs due to inflation.

PART II-OTHER INFORMATION

ITEM 3.   LEGAL PROCEEDINGS

On June 5, 1998, a judgment (the "Judgment") was rendered against the Company's former wholly owned subsidiary, Ram Coating Technology Corporation ("RAM"), and Transamerica Premier Insurance Corporation ("Transamerica") in the amount of $360,194 together with interest in favor of L & A Contracting Company in the 19th Judicial District Court of the State of Louisiana in the case of L & A Contracting Company v. Ram Industrial Coatings, Inc., et al., Case No. 382,924, Division F. Transamerica had issued a performance and payment bond (the "Bond") for Ram in connection with the contract which was the subject of the action and which was the basis of the Judgment against Ram. The Company had agreed to indemnify Transamerica for any payments it was required to make pursuant to the Bond. As a result of this indemnification agreement, the Company is liable to Transamerica for the amount of the Judgment. The Company believes that the Court was in error in rendering the Judgment and intends to appeal. The Company's management believes that its appeal is meritorious and will be successful.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned hereto duly authorized.

Dated: Sept. 14, 1998               WASTE TECHNOLOGY CORPORATION

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