Form 10KSB40
period 1998-10-31
WASTE TECHNOLOGY CORP
filed 1999-01-29
CIK 781902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

(Mark one)

          /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1998 or

         / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______ .

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

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

         State issuer's revenues for its most recent fiscal year: $11,999,311.

         State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on January 22, 1999 of $0.1875):
$1,034,315.

         State the number of shares outstanding of the registrant's $.01 par value common stock as of the close of business on the latest practicable date (January 22, 1999): 5,516,349.

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

Subsidiaries

         International Baler Corp.

         International Baler Corp. ("IBC"), has been engaged in business for over 40 years manufacturing balers under the name
"International Baler". In September, 1986 Waste Tech acquired approximately 85% of the outstanding shares of IBC.

         On June 24, 1997, IBC entered into an Agreement of Merger (the "Merger Agreement") with IBC Merger Corporation, a wholly owned subsidiary of the Corporation (formed for the purpose of the merger) which provides for the merger of IBC with and into IBC Merger Corporation. Subsequent to the merger, IBC Merger Corporation changed its name to International Baler Corporation ("IBC"). In accordance with the provisions of section 228 of the Delaware General Corporation Law, the Merger Agreement was approved by the Board of Directors of IBC, IBC Merger Corporation, and the Company and consented to by the Company as the sole shareholder of IBC Merger Corporation and the owner of 85.3% of the outstanding and issued stock of IBC. The Merger became effective on June 27, 1997. The last minority shareholders' shares of IBC stock were acquired in January 1998. As a result, the Company is now the sole shareholder of IBC.

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

         Solid Waste & Recovery Systems, Inc.

         In August 1990 Waste Tech entered into an agreement with Ted C. Flood, the President of Waste Tech, who, at the time, was a director and executive vice-president of Waste Tech and president of IBC and Consolidated, whereby Waste Tech acquired all of the outstanding and issued stock of Solid Waste & Recovery Systems, Inc. ("SWRS"), a Florida Corporation which is engaged in Florida and Southern Georgia in the distribution of brand name waste management and recycling equipment such as garbage trucks, containers, shredders, etc. Mr. Flood is presently the President of Waste Tech. In January 1998 SWRS entered into an exclusive distributorship agreement with DryVac Environmental, Inc. of Rio Vista, California to sell a patented system which features a revolutionary drying technique for sludge in southern Georgia, Alabama and Florida. This system allows substantial operating savings to a wide variety of industries such as paper and paint manufacturers and municipalities.

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

                  General Purpose Balers

         These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 1,500 pounds and range in price from approximately $5,000 to $250,000. General purpose baler sales constituted approximately 65% of revenues on a consolidated basis for each of the fiscal years ended October 31, 1997 and 1998.

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

         Specialty balers range in price from approximately $6,000 to $200,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 35% of revenues on a consolidated basis for each of the fiscal years ended October 31, 1997 and 1998.

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

         Most of the sales of IBC, Consolidated and IPS are made by its sales force of eight (8) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately fifteen (15%) percent of sales are made through manufacturer's representatives and dealers. The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in Europe, the Far East and South America, to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 1998 foreign sales amounted to $1,900,000 or approximately 16% of consolidated sales. In fiscal 1997 foreign sales amounted to $2,000,0000, also 16% of consolidated sales.

         During fiscal 1998, IBC, Consolidated and IPS had baler sales to more than 250 customers, none of which accounted for more than ten percent (10%) of their combined revenues for the year. The Company anticipates that no one customer will account for more than 10% of revenues in fiscal year ending October 31, 1999.

         The Company builds only a small quantity of balers for its inventory. Generally, it builds based on booked orders. The Company's backlog of firm booked orders at December 31, 1998 was $1,805,210 as compared with $3,309,600 at December 31, 1997. The Company generally delivers its orders within four (4) months of the date booked.

         IBC, on a contract basis, supplies SWRS with parts and service which are provided by trained employees of IBC.

         Warranties and Service

         IBC, Consolidated and IPS typically warrant their products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offer a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of fiscal 1998 consolidated revenues.

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

Employees

         As of December 31, 1998, the Company employed 84 persons as follows: 11 in management and supervision; 12 in sales and service; 53 in manufacturing; and 8 in administration.

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

         (ii) Gould and GGC, Inc.

                  The Company and one of its directors, Morton S. Robson, are named as defendants in an action entitled Orval E. Gould and GGC, Inc. d/b/a Enterprise Company, Plaintiffs v. Leslie N. Erber, et al., Defendants, 98 Civ. 0381 commenced in the United States District Court of the Southern District of New York. The complaint consists of three causes of action for malicious prosecution, intentional infliction of emotional distress and fraud arising out of the Company's unsuccessful prosection of claims against Gould and GGC, Inc. in an action entitled Spier v. Erber, et al., 89 Civ. 1657 (HB), United States District Court, Southern District of New York, to recover approximately $1,900,000, representing the amount which it was obligated to pay pursuant to its guarantee of a non-recourse loan made to GGC, Inc. by M & T Bank in February 1986. A non-jury trial was held on March 4-7, 1996. On January 20, 1997, the Court issued an opinion dismissing the Company's claims and granting judgment in favor of Gould and GGC, Inc. Gould and GGC, Inc. now claim that the Company's claims against them were made with malice, in bad faith and with an improper purpose. Gould and GGC, Inc. are each seeking damages against the Company and the other defendants in the amount of $10,000,000. The Company believes that these claims are completely without merit and has made a motion for summary judgment dismissing the complaint which has been fully submitted. As of this date, the Court has not yet heard argument of the Company's motion.

                  (iii) L & A Contracting Company

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

         IBC Litigation

     (i) Wilson

         Plaintiff, Ritchie Wilson, filed a complaint against IBC and others for damages resulting from injuries he sustained while operating a baling machine in 1991 that was originally manufactured in 1974 in an action pending in Texas State District Court, Kaufman County, 86th Judicial District, entitled, Ritchie Wilson, Plaintiff v. Acco Trading Company, et al.,Defendants, Case No. 45636. All defendants except IBC settled with plaintiff or were dismissed in 1994. The trial court granted summary judgment in favor of IBC in 1995. The Court of Appeals for the Fifth District of Texas, in Dallas, Texas, reversed the judgment and remanded the case for further proceedings in the trial court in 1996. The Company recently settled this case for the sum of $80,000.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of Waste Tech was held on May 28, 1998.

         (b) Robert Roth and William Nielsen were elected as Class II Directors to hold office for three (3) years and until their successors were elected and qualified. The results of voting were as follows: 4,387,826 votes for Robert Roth and 76,975 withheld; and, 4,395,180 for William Nielsen and 69,624 withheld.

         (c) The next item of business was a proposal to authorize the Board of Directors of the Company to approve a 2:1 reverse stock split of the Company's Common Stock, if in its discretion such action was appropriate. The results of the voting were as follows: 4,154,325 votes for the resolution; 289,573 votes against; and, 20,907 votes abstained. The Board of Directors did not enact the reverse stock split in 1998.

         (d) The next item of business was the proposal to ratify the appointment of KPMG LLP, the independent certified public accountants of the Company, for fiscal 1998. The results of the voting were as follows:

         4,437,091 votes for the resolution,
         11,224 votes against and
         16,489 votes abstained.

         A majority of the votes cast at the meeting have voted for the resolution, the resolution was duly passed.

          No other matters were voted on at the meeting.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Waste Tech's common stock was traded on The Nasdaq Stock Market, Small Cap, under the symbol WTEK until January 7,1999 when the Company's stock was delisted because the Company failed to meet the net tangible assets, market capitalization, net income and bid price and market float requirements of NASDAQ. The Company's stock is presently traded on the OTC Bulletin Board of the NASD under the symbol WTEK. As of December 31, 1998, the number of shareholders of record of the Company's Common Stock was approximately 800, and management believes that there are approximately 1,800 beneficial owners of Waste Tech's common stock.

         The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 1997 and 1998 are set forth below.

         The bid price for the Common Stock shown below, as adjusted for the 2:1 stock spilt of the Company's stock effective as of June 16, 1997, is reported by the National Association of Securities Dealers Automated Quotations System ("NASDAQ") represents prices between dealers without retail mark-up, mark-down or commissions, and do not necessarily reflect actual transactions.

Fiscal Year Ended
  October 31, 1998

First Quarter                          11/16                       1/2
Second Quarter                         15/16                       1/2
Third Quarter                         1 3/32                       1/2
Fourth Quarter                          3/4                        7/16

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

         For fiscal 1998 consolidated sales were $11,999,311 compared to consolidated sales of $12,530,973 for fiscal 1997, a decrease of 4.2%. The decrease in sales was the result of lower shipments of certain specialty balers offset by increased shipments of balers to the recycled products markets. Sales in fiscal 1997 decreased $1,431,930, 10.4% due to lower shipments to the recycled products markets which was attributable to lower prices in that market for most of the year.

         The Company had a net loss of $1,385,328 for fiscal 1998 as compared to a loss of $281,654 in fiscal 1997. The 1998 loss included the recording of a reserve for a judgement of $495,000 including interest thereon related to the Company's former subsidiary, Ram Coating Technology, Inc. This judgment is being appealed. Excluding the judgment, the Company lost $608,674 more than it lost in fiscal 1997 due to lower shipments of specialty balers in fiscal 1998. Gross profit as a percentage of sales also declined due to the lower sales of specialty balers, primarily rubber balers.

         Operating expenses for fiscal 1998 were up by $73,631, 2.5% over fiscal 1997. However, in the fourth quarter of 1998 the Company effectuated significant cost reductions which will exceed $500,000 on an annual basis. These cost cutting measures include personnel eliminations, salary reductions and advertising reductions. Operating expenses were down by $608,754 in fiscal 1997 versus 1996 due to reductions in selling expenses of $429,712 and administration expenses of $179,042.

         For fiscal 1998 and 1997, the Company, and particularly its new plant in Baxley, Georgia, did not achieve its expected sales levels due to continuing depressed sales of corrugated cardboard balers because of the low market prices of used corrugated board and paper. The Company is unable to predict how soon prices will recover, but, based on previous cyclical dips in corrugated and paper prices, the Company believes that prices will rise in the relatively near future with a resulting increase in sales and profits. The Company has introduced new textile balers, new corrugated balers and has been marketing a new patented hinge side baler. The Company anticipates that these products will have a significant impact on sales in fiscal 1999.

Financial Condition

         Working capital decreased from $1,559,730 at October 31, 1997 to $32,866 at October 31, 1998. This decrease is due to the overall operating results of 1998 and the accrued legal judgement of $495,000.

         The entire balance of the line of credit is included as a current liability even though it is not due to be renewed or replaced until July 31, 2000 because of the nature of this type of loan. The revolving note payable to SouthTrust in the amount of $1,000,000 was replaced with a Foothill Capital Corporation line of credit of $2,000,000. This line of credit is for a period of two years, accrues interest at 1 1/2% above the prime rate and is secured primarily by accounts receivable and inventories.

         The term note with SouthTrust Bank had a balance of $415,278 at October 31, 1998 and is due in equal monthly installments of $9,028, plus interest at the prime rate to August 2002.

         The Company also entered into an agreement in fiscal 1996 relating to the financing of the IPS subsidiary which is not affected by the previously mentioned loan arrangements. First, a term note for $250,000 with Appling County, Georgia was entered into in July 1996 at a rate of 4%. Monthly payments of $3,417 including interest are payable for a period extending to July 2003. Second, the Company entered into a capital lease agreement with Development Authority of Appling County, Georgia. Payments on this lease are $6,134.87 per month through April 2011.

         Our auditors, KPMG LLP, have stated in the "Report of Independent Accountants" for October 31, 1998 to the shareholders of Waste Technology Corporation that there is "substantial doubt" about the Company's ability to continue as a going concern. The Company's Management and Board of Directors has substantial concern over recent operating performances, however, it believes that it has several viable options to continue as a going concern for the following reasons:

                  1. The Company has replaced the $1,000,000 revolving promissory note with SouthTrust Bank with a $2,000,000 (maximum) revolving promissory note with a term of two years. Therefore, the Company is no longer in violation of the SouthTrust revolving promissory note loan covenants.

                  2. The Company has taken certain actions to reduce operating costs including the elimination of personnel, implementing salary reductions for management, and cutting expenditures wherever possible. These cost cutting actions should result in annual savings in excess of $500,000 and were implemented in the fourth quarter of fiscal 1998. The Company is also developing additional contingency plans to further reduce costs in order that the Company can operate profitably in the future and have positive cash flow from operations at a minimum.

         The Company has no commitments for any material capital expenditures. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic charges which materially affect the amount of reported income from continuing operations.

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

         (a) (2)   Engagement of New Certifying Accountants

                           On October 23, 1997, the Company engaged the firm of
KPMG Peat Marwick LLP now known as KPMG LLP (the "New Accountants") as its new certifying accountants. The New Accountants were not consulted regarding:

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

         Charles S. Wildes                       President of IPS and Director

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

         The following is the apportionment of existing directors into classes:

No. of Class             Term Expires                         Members

Class I                  1998 Annual                          Alan Morrison
                         Stockholder's Meeting                Charles S. Wildes
                         (to be held in 1999)

Class II                 1999 Annual                          Morton S. Robson

                         Stockholder's Meeting                Ted C. Flood

Class III                2000 Annual                          Robert Roth
                         Stockholder's Meeting                William E. Nielsen

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

         Background of Executive Officers and Directors

         The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

         Ted C. Flood, age 68, was elected as the President and Chief Executive Officer of the Company on February 23, 1993. He is also the President and Chief Executive Officer of Consolidated, a wholly-owned subsidiary, and IBC, a majority-owned subsidiary of the Company. He was elected as a Director of the Company in May, 1989. From 1960 to 1972 he was president of Peabody Solid Waste Management Company (EZ Pack). From 1972 to 1975 Mr. Flood was a corporate vice-president of marketing for Browning Ferris Industries. During the period from 1977 to 1988 he was the principal shareholder and president of Solid Waste Recovery Systems.

         Morton S. Robson, age 75, was elected a Director and the Secretary of the Company in 1989. On February 23, 1993, he was elected Executive Vice President of the Company. Since 1977 Mr. Robson has been the senior partner of the law firm of Robson & Miller, LLP (and its predecessor firms), which acts as general counsel to the Company. Mr. Robson obtained an LLB degree from St. John's University School of Law.

         Alan Morrison, age 72, has served as a Director of the Company since January, 1986. Mr. Morrison has been a management consultant and private investor since 1971. In 1970, he was the founder of SCA Services, Inc., a waste disposal company. For more than 25 years, he has been a director of the Dauphin Deposit Bank of Hanover, Pennsylvania. Mr. Morrison failed to file on a timely basis a Form 5 disclosing one transaction, the grant of a stock option.

         Charles C. Wildes, age 41, is President of the Company's subsidiary, International Press and Shear Corporation, and was appointed by the Board Of Directors as a Director of the Company in 1997. Prior to joining IPS he was the General Manger of Selco Products, Inc. and Director of purchasing for the Harris Group. Mr. Wildes was employed in various positions with Selco from 1978 to 1995, including Purchasing Director (5 years), Vice President of Manufacturing (5 years) and Assistant General Manager (4 years). Mr. Wildes received a Bachelor of Science Degree in Business Administration in 1978 from The Citadel.

         Robert Roth, age 73, is the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., and a director of Keystone Insurance Co., both publicly held companies. For more than the past five (5) years, in addition to being the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., he has also been the President and Chief Executive Officer of Browning Weldon Corp., a privately held financial company.

         William E. Nielsen, age 51, joined the Company in June 1994 as its Chief Financial Officer. Prior to joining the Company, Mr. Nielsen acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993 he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a B.B.A in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 1998, October 31, 1997 and October 31, 1996(1):

                          SUMMARY COMPENSATION TABLE

                                   Annual Compensation                   Long Term Awards
=============================================================================================================
Name and                Year      Salary          Bonus      Other Annual        Number         All Other
Principal Position                ($)             ($)        Compensation        of             Compensation
                                                             ($)                 Options
-------------------------------------------------------------------------------------------------------------
Ted C. Flood,           1998      186,854(2)      -0-           -0-              -0-            -0-
Chief Executive
Officer and             1997      180,750(3)      -0-           -0-              -0-            -0-
President of
Company and IBC         1996      190,422(4)      -0-           -0-              -0-            -0-
=============================================================================================================


         No director of the Company received remuneration for services as a director during Fiscal 1998.

         The following table sets forth certain information relating to stock option grants during Fiscal 1998 to the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 1998:





--------
     (1) The law firm of Robson & Miller, LLP and its predecessor firms have provided legal services for the Company. Morton S. Robson, the Executive Vice President and Secretary and a Director of the Company, is the senior partner of Robson & Miller, LLP. During Fiscal 1998, Robson & Miller, LLP received $65,758 from Waste Tech for legal services rendered. As of the end of Fiscal 1998 accrued but unpaid legal fees and accrued interest due to Robson & Miller, LLP from Waste Tech amounted to $394,375. Further, Robson & Miller exercised an option in June, 1995 to purchase 250,000 shares of Common Stock at $1.00 per share. See "Certain Relationships and Related Party Transactions".

     (2) Ted C. Flood, President of the Company and President of the Company's subsidiaries received $160,730 in compensation from IBC during the fiscal year ended October 31, 1998 and $26,124 from Consolidated during that period.

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                            Individualized Grants
------------------------------------------------------------------------------------------------------

======================================================================================================
Name                      Number of Securities     Percent of Total        Exercise or     Expiration
                          Underlying               Options/SARs            Base Price      Date
                          Options/SARs             Granted to              ($/Sh)
                          Granted (#)              Employees in Fiscal
                                                   1997
------------------------------------------------------------------------------------------------------
Ted C. Flood                   -0-                         NA              NA              NA
======================================================================================================


         No options were exercised during Fiscal 1998 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 1998.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 1998 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group:

                                    Amount of
Name and Address of                 Beneficial              Approximate
Beneficial Owner                    Ownership(5)            Percent of Class

Ted C. Flood                        1,166,939(6)                21.2%
5400 Rio Grande Avenue
Jacksonville, Fla. 32254

Morton S. Robson                      586,854(7)                10.6%
666 Third Avenue--18th Fl.
New York, N.Y. 10017--4011

Alan Morrison                         240,000(8)                 4.4%
875 E. Camino Real,
Apt. 10-C
Boca Raton, Fla. 33432

Robert Roth                             3,300(9)         Less than 1%
Georgetown Electric, Ltd.
Unit 17, 2501 W. Third Street
Wilmington De., 19805

William E. Nielsen                    232,006(10)                4.2%
---------------------
     (5) Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table reflect the 2:1 stock split of the Company's common stock effective as of May 15, 1997.

     (6) Consists of 640,572 shares held directly and, 526,367 shares owned by the Waste Technology Corp. Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are Trustees.

     (7) Consists of 78,454 shares held directly; 2,400 shares held as custodian for his minor son; 505,000 shares held by Robson & Miller, of which Mr. Robson is the senior partner; and 1,000 shares held by the Robson & Miller pension plan. Excludes 89,728 shares held by Kenneth N. Miller, a partner of Mr. Robson who is the beneficial and record owner of such shares. Does not include the 526,460 shares owned by the Waste Technology Corp Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are trustees since these shares are included in Mr. Flood's holdings and their inclusion here would be duplicative.

     (8) Consists of options to purchase 240,000 shares. Does not include the 526,460 shares owned by the Waste Technology Corp Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are trustees since these shares are included in Mr. Flood's holdings and their inclusion here would be duplicative.

     (9) Excludes an aggregate of 315,358 shares held by family members.

5400 Rio Grande Avenue
Jacksonville, Fla. 32254

Charles S. Wildes                     392,000(11)                7.1%
396 Frost Industrial Blvd.
Baxley, Ga. 31513

All Officers and
Directors as a
Group (6 persons)                   2,936,437(12)               53.2%




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

          Loans to Officers and Directors

                  The Company and IBC entered into an agreement with Mr. Flood dated as of December 29, 1995 pursuant to which IBC assigned all of its interest in a life insurance policy it owned on Mr. Flood's life to Mr. Flood. In consideration for this assignment Mr. Flood agreed to pay IBC the sum of $145,727 which amount represented the cash surrender value of the policy as of the date of the agreement. This amount is to be paid out of the proceeds Mr. Flood or his Estate receives upon surrender of the policy or from the living proceeds or death benefit proceeds from the policy, whichever occurs first. Interest on Mr. Flood's obligation accrues at the rate of 6% per annum from the date of the agreement to the date of payment. The agreement further provides that no payment of principal or interest of this obligation shall be required to be made until such time that Mr. Flood or his Estate shall receive the proceeds from the policy. This obligation of Mr. Flood to IBC is

-------------------
     (10) Consists of 182,006 shares held directly and options to purchase 50,000 shares.

     (11) Consists of 40,000 shares held directly; 42,000 shares held by the Wildes Family Trust of which Mr. Wildes has a 20% ownership interest; 30,000 shares held indirectly as the executor of an estate, as a result of which Mr. Wildes has voting power and control over the disposition of these shares, but does not have any pecuniary interest in the shares; and, an option to purchase 280,000 shares.

     (12) Includes shares owned by family members of Robert Roth as follows: his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (83,968), his daughter, Kathie Cecile Roth (10,000) and his son Charles B. Roth and his wife, Marta Roth (107,188).

evidenced by a promissory note executed by Mr. Flood to the order of IBC.

         The agreement further provides that all premiums due on the policy after ownership has been transferred from IBC to Mr. Flood shall be advanced by the Company. Each time that such advance is made for a premium by the Company, Mr. Flood shall execute a promissory note to the order of the Company in the amount of such premium advanced. Such note shall accrue interest at the rate of six per cent per annum and no payment of principal or interest of such notes shall be required to be made until such time that Mr. Flood or his Estate shall receive the proceeds from the policy, either upon the surrender of the policy or from the living proceeds or death benefit proceeds, whichever occurs first. As of the date of this report, the Company has advanced funds to pay six premiums on the policy each in the amount of $20,000. Mr. Flood has executed six promissory notes, each in the amount of $20,000, to the order of the Company evidencing his obligation to repay these loans to the Company.

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

         Messrs. Erber and Robson and the two other persons borrowed the aggregate amount of $1,244,328 from the Company in 1990 and 1991 to purchase these shares. Most of the loan (91.5%) was made in equal amounts to the President and the Secretary. Those advances were secured by a lien on the 294,182 shares of Common Stock. In addition, Mr. Erber agreed to transfer to the Company as additional collateral, 156,000 shares of stock of the Company. Approximately one-half of this sum was advanced on April 12, 1990 and the balance during 1991. In April 1990, promissory notes evidencing the first half of the funds were executed by these persons bearing interest at the rate of 9% per annum and payable in three annual installments commencing on April 12, 1991. Thereafter, independent members of Waste Tech's Board of Directors unanimously extended the payment due date of each payment for one (1) year. New promissory notes to Waste Tech were thereafter executed for the full amount of the advance, payable in three annual installments commencing April 12, 1992. The notes were secured by a lien on all of these shares which were acquired. In June 1992, $200,000 of the principal amount of these loans was repaid to the Company through a sale of 100,000 of the acquired shares at $2.00 per share. Payment of the remainder of the principal due in 1993 and 1994, together with the accrued interest, was subsequently deferred for two years by the Company's Board of Directors, and deferred again until 1998. It is anticipated that the obligation will again be deferred.

         Thereafter, Mr. Erber, in connection with his termination as President of the Company, turned in all of his stock in to the Company and IBC in full satisfaction of his obligation of $698,527.

         In June 1995 Robson & Miller exercised a stock option to purchase 250,000 shares of Common Stock at $1.00 per share, by offsetting $250,000 of the fees that were due and owing from the Company. As of the end of fiscal 1998, the Company owed Mr. Robson's law firm the sum of $394,375 for legal fees and accrued interest. The Company has acquired a security interest in the shares acquired by Robson & Miller by the exercise of the aforesaid option as collateral security for repayment of the outstanding loan of Mr. Robson. As of October 31, 1998 Mr. Robson still owed the Company $427,364 together with accrued interest. The largest aggregate outstanding loan balance of Mr. Robson during the past two (2) fiscal years was $758,184.

Related Party Transactions

         Legal Services

         The law firm of Robson & Miller, LLP and its predecessors have provided legal services for the Company and its subsidiaries. Morton S. Robson, the Secretary and a Director of the Company is a partner of Robson & Miller, LLP, general counsel to the Company. During fiscal 1998, Robson & Miller, LLP received $65,758 from Waste Tech as payment for legal services rendered. As of the end of fiscal 1998 accrued but unpaid legal fees and accrued interest due to Robson & Miller, LLP, from the Company amounted to $394,375. In fiscal 1994 Robson & Miller was granted an option to purchase 250,000 shares at $1.00 per share for a five year period, in consideration of forbearing collection of past due legal fees. As noted above, on June 13, 1995, Robson & Miller exercised a stock option to purchase the 250,000 Shares at $1.00 per share, by offsetting $250,000 of the fees that were due and owing to it from the Company at that time.

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

Exhibit Number and Description

16.1 Letter dated October 30, 1997 from Morton S. Robson, Esq. of Robson & Miller, LLP to James E. Newman of Coopers & Lybrand.

16.2 Letter Dated November 5, 1997 from Coopers & Lybrand L.L.P. to the Securities and Exchange Commission.

The following exhibits are filed herewith:

21 List of Subsidiaries

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                       Consolidated Financial Statements

                           October 31, 1998 and 1997

                  (With Independent Auditors' Report Thereon)

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                        Page

Independent Auditors' Report                                              1

Consolidated Balance Sheets as of October 31, 1998 and 1997              2-3

Consolidated Statements of Operations for the years ended
     October 31, 1998, and 1997                                           4

Consolidated Statements of Stockholders' Equity for the years ended
     October 31, 1998, and 1997                                           5

Consolidated Statements of Cash Flows for the years ended
     October 31, 1998, and 1997                                          6-8

Notes to Consolidated Financial Statements                                9

                          Independent Auditors' Report

To the Board of Directors
Waste Technology Corp.:

We have audited the accompanying consolidated balance sheets of Waste Technology Corp. and Subsidiaries as of October 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended October 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Technology Corp. and Subsidiaries as of October 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations and has limited availability of capital, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

December 18, 1998

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           October 31, 1998 and 1997

                                                        1998           1997
                                                    ------------   ------------
       Assets

Current assets:
    Cash and cash equivalents                       $    69,349         80,783
    Accounts receivable, net of allowance for
       doubtful accounts of $138,000 and $86,000
       for 1998 and 1997, respectively                1,576,722      2,019,435
    Inventories (note 4)                              2,681,288      2,379,278
    Prepaid expenses and other current assets               822         77,825
                                                    ------------   ------------
          Total current assets                        4,328,181      4,557,321
                                                    ------------   ------------

Property, plant and equipment, net (note 5)           2,057,089      2,221,768

Other assets:
    Due from officer (note 3)                           300,082        245,759
    Other assets                                         98,611         76,020
                                                    ------------   ------------
          Total other assets                            398,693        321,779
                                                    ------------   ------------

          Total assets                              $ 6,783,963      7,100,868
                                                    ============   ============




See accompanying notes to consolidated financial statements.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                    Consolidated Balance Sheets (continued)

                           October 31, 1998 and 1997


                                                                                     1998                1997
                                                                               -----------------   -----------------
       Liabilities and Stockholders' Equity

Current liabilities:
    Revolving promissory note (note 6)                                      $         1,220,555             626,652
    Current portion of long-term debt and capital lease
       obligation (notes 7 and 8)                                                       159,757             157,054
    Accounts payable                                                                  1,276,045           1,343,922
    Accrued liabilities                                                                 588,053             442,912
    Accrued legal judgment (note 9)                                                     495,000              --
    Customer deposits                                                                   555,905             427,022
                                                                               -----------------   -----------------
          Total current liabilities                                                   4,295,315           2,997,562
                                                                               -----------------   -----------------

Long-term debt (note 7)                                                                 449,519             592,403
Obligation under capital lease, less current maturities (note 8)                        669,175             686,046
Minority interest in equity of subsidiary (note 14)                                      --                 210,322
                                                                               -----------------   -----------------
          Total liabilities                                                           5,414,009           4,486,333
                                                                               -----------------   -----------------

Stockholders' equity (notes 3, 11 and 14):
    Common stock, $.01 par value; 25,000,000 shares authorized,
       6,179,875 and 5,996,081 shares issued and outstanding in
       1998 and 1997, respectively                                                       61,799              59,961
    Preferred stock, $.0001 par value; 10,000,000 shares
       authorized, none issued                                                            --                   --
    Additional paid-in capital                                                        6,347,187           6,205,436
    Accumulated deficit                                                              (4,255,917)         (2,870,589)
                                                                               -----------------   -----------------
                                                                                      2,153,069           3,394,808

Less Treasury stock, 663,526 shares in 1998 and
    1997, at cost                                                                       419,306             419,306
Less notes receivable from stockholders, net (note 3)                                   363,809             360,967
                                                                               -----------------   -----------------
          Total stockholders' equity                                                  1,369,954           2,614,535
                                                                               -----------------   -----------------

Commitments and contingencies (note 9)

          Total liabilities and shareholders' equity                        $         6,783,963           7,100,868
                                                                               =================   =================

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                     Years ended October 31, 1998, and 1997




                                                              1998           1997
                                                          -------------  -------------

Net sales (note 13)                                    $    11,999,311     12,530,973
Cost of sales                                                9,826,994      9,802,477
                                                          -------------  -------------
          Gross profit                                       2,172,317      2,728,496
                                                          -------------  -------------

Operating expenses:
    Selling                                                  1,334,762      1,143,881
    General and administrative                               1,636,457      1,753,687
                                                          -------------  -------------
                                                             2,971,219      2,897,568
                                                          -------------  -------------

          Loss from operations                                (798,902)      (169,072)
                                                          -------------  -------------

Other income (expense):
    Interest                                                    66,255         65,581
    Provision for legal judgment (note 9)                     (495,000)          --
    Other                                                       63,758          7,383
    Interest expense                                          (221,439)      (202,234)
                                                          -------------  -------------
                                                              (586,426)      (129,270)
                                                          -------------  -------------

                                                            (1,385,328)      (298,342)

Minority interest in loss of consolidated subsidiary            --             16,688
                                                          -------------  -------------
Loss before income taxes                                    (1,385,328)      (281,654)
                                                          -------------  -------------

Income tax provision (note 10):
    Current                                                      --              --
    Deferred                                                     --              --

                                                          -------------  -------------
                                                                 --              --
                                                          -------------  -------------
          Net loss                                     $    (1,385,328)      (281,654)
                                                          =============  =============

Basic and diluted loss per share                       $         (0.25)          (.06)
                                                          =============  =============


Weighted average number of shares                            5,475,171       4,939,832
                                                          =============  =============


See accompanying notes to consolidated financial statements.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                     Years ended October 31, 1998 and 1997


                                        Common Stock
                                  Par Value $.01 Authorized
                                      25,000,000 Shares                                Treasury Stock
                                   ----------------------                          ----------------------    Notes
                                      Number               Additional                Number                Receivable
                                    of Shares     Par       Paid-in    Accumulated     of                    from
                                     Issued     Issued      Capital      Deficit     Shares       Cost     Stockholder     Totals
                                   ----------  ----------  ----------  ----------  ----------  ----------  -----------   ----------

Balance, October 31, 1996           2,888,340  $   28,884   6,065,106  (2,588,935)    331,763  $ (419,306)    (681,261)   2,404,488

Two-for-one stock split             2,888,340      28,883     (28,883)       --       331,763        --           --           --

Net adjustment of note receivable
from stockholders (note 3)               --          --          --          --          --          --        320,294      320,294

Shares issued (note 14)               219,401       2,194     169,213        --          --          --           --        171,407

Net loss                                 --          --          --      (281,654)       --          --           --       (281,654)
                                   ----------  ----------  ----------  ----------  ----------  ----------  -----------   ----------

Balance, October 31, 1997           5,996,081      59,961   6,205,436  (2,870,589)    663,526    (419,306)    (360,967)   2,614,535

Net adjustment of note receivable
from stockholders (note 3)               --          --          --          --          --          --         (2,842)      (2,842)

Shares issued (note 14)               183,794       1,838     141,751        --          --          --           --        143,589

Net loss                                 --          --          --    (1,385,328)       --          --           --     (1,385,328)
                                   ----------  ----------  ----------  ----------  ----------  ----------  -----------   ----------

Balance, October 31, 1998           6,179,875  $   61,799   6,347,187  (4,255,917)    663,526  $ (419,306)    (363,809)   1,369,954
                                   ==========  ==========  ==========  ==========  ==========  ==========  ===========   ==========


See accompanying notes to consolidated financial statements.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                     Years ended October 31, 1998, and 1997




                                                                        1998              1997
                                                                     -----------      -----------

Cash flows from operating activities:
    Net loss                                                         $(1,385,328)        (281,654)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                     210,481          271,873
       Provision for doubtful accounts                                   (52,000)          (5,000)
       Minority interest in loss of subsidiary                              --            (16,688)
       (Increase) decrease in assets and liabilities:
          Accounts receivable                                            442,713         (603,479)
          Inventories                                                   (302,010)         782,930
          Prepaid expenses and other current assets                       77,003          (34,617)
          Other assets                                                   (93,868)           2,914
          Accounts payable                                               (67,877)         312,698
          Accrued liabilities and legal judgment                         640,143          (12,314)
          Customer deposits                                              128,883         (256,302)
                                                                     -----------      -----------

             Net cash provided by (used in) operating activities        (401,860)         160,361
                                                                     -----------      -----------







See accompanying notes to consolidated financial statements.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (continued)

                     Years ended October 31, 1998, and 1997


                                                                      1998            1997
                                                                  -----------      -----------

Cash flow from investing activities:
    Net investment in notes receivable from shareholders          $    (2,842)         (90,383)
    Purchase of property and equipment                                (28,583)         (69,683)
    Purchase of minority interest                                     (15,000)            --
                                                                  -----------      -----------

          Net cash used in investing activities                       (46,425)        (160,066)
                                                                  -----------      -----------

Cash flow from financing activities:
    Proceeds/drawings from long-term debt and
       revolving promissory note                                    4,857,689        2,010,000
    Payments on long-term debt, revolving promissory
       note and capital leases                                     (4,420,838)      (2,069,512)
                                                                  -----------      -----------

          Net cash provided by (used in) financing activities         436,851          (59,512)
                                                                  -----------      -----------

          Net decrease in cash and cash equivalents                   (11,434)         (59,217)

Cash and cash equivalents at beginning of year                         80,783          140,000
                                                                  -----------      -----------
Cash and cash equivalents at end of year                          $    69,349           80,783
                                                                  ===========      ===========

Supplemental cash flow information:

    Cash paid for interest                                        $   201,660          179,650
                                                                  ===========      ===========
    Cash paid for income taxes                                    $      --               --
                                                                  ===========      ===========


Supplemental disclosure of noncash transactions:
  During 1998 and 1997, the Company exchanged 183,794 and 219,401 shares, respectively, of common stock for the remaining minority interest in equity of subsidiary (note 14).

  During 1997, the Company transferred a life insurance policy to its president, who is also a director, in exchange for a note receivable of $193,836 which represents the cash surrender value of the policy at date of transfer, plus premiums paid and interest.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           October 31, 1998 and 1997

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

         The IPS subsidiary was formed in the second quarter of fiscal 1995 and greatly expanded the manufacturing capacity of the Company. Operating losses at IPS are a significant cause of the consolidated losses in both 1998 and 1997. These losses occurred primarily as a result of the continuing depressed recycled products markets, as well as higher than anticipated costs of sales and selling and administrative expenses. In the fourth quarter of 1998 the Company effectuated significant cost reductions which will exceed $500,000 on an annual basis. These cost cutting measures include personnel eliminations, salary reductions and advertising reductions.

         The Company is unable to predict how soon prices will recover, but, based on previous cyclical dips in corrugated and paper prices, the Company believes that prices could rise in the relatively near future with a resulting increase in sales and profits. The Company has introduced new textile balers, new corrugated balers and has been marketing the new patented hinge side baler. The Company anticipates that these products will have a significant impact on sales in fiscal 1999.

         The Company has replaced the $1,000,000 revolving promissory note with SouthTrust Bank with a $2,000,000 (maximum) revolving promissory note with a term of two years. Therefore, the Company is no longer in violation of the SouthTrust revolving promissory note loan covenants. The Company has no commitments for any material capital expenditures. Management will take actions, as considered necessary, to reduce the operating and carrying costs of IPS to a level which will not jeopardize the liquidity of the Company.

(2)      Summary of Significant Accounting Policies

         (a)      Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of Waste Technology Corp. and all of its wholly owned and majority owned subsidiaries. Intercompany balances and material intercompany transactions have been eliminated in consolidation.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           October 31, 1998 and 1997

         (b)      Minority Interest

                  Minority interest at October 31, 1997 represents the minority stockholders' proportionate share of the equity of International Baler Corp. (IBC). During 1998, the Company issued shares to acquire the remaining minority interest of IBC. The Company owns 100% and 94.2% of the outstanding shares of IBC, its primary operating subsidiary, at October 31, 1998 and 1997, respectively.

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

         (d)      Cash and cash equivalents

                  For purposes of cash flows, cash and cash equivalents include cash on hand, bank demand accounts and money market accounts having original maturities of less than three months.

         (e)      Inventories

                  Inventories are stated at the lower of cost or market. Cost is determined by a method that approximates the first-in, first-out method.

         (f)      Depreciation

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

                  The Company evaluates its long-lived assets for impairment when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           October 31, 1998 and 1997

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

         (h)      Earnings (Loss) Per Share and Stock Split

                  The Company adopted SFAS No. 128, "Earnings per Share," during the first quarter of fiscal year 1998. The adoption of this statement did not effect the Company's earnings per share.

                  Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be antidilutive.

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

                           October 31, 1998 and 1997



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

         On July 15, 1991, the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The Financing of the transactions was paid with funds borrowed from the Company with the unanimous approval of the Company's Board of Directors. The four individuals executed promissory notes in favor of the Company, originally payable in three annual installments due July 15, 1992-1994 plus accrued interest from July 15, 1991 at the rate of 9% per annum. The former Chairman's promissory note was satisfied in 1993. The Company extended the initial installment date for the General Counsel to begin on July 15, 1997. No payments were made during the years ended October 31, 1998 or 1997. The debt is collateralized by a lien on the 134,591 shares of the Company's common stock and a personal guarantee of each borrower to the extent of his loan and the guarantee of General Counsel's law firm to the extent of his loan. On June 13, 1995, the General Counsel and his law firm exercised their option to purchase 250,000 shares of Waste Technology Corp. common stock at $1.00 per share, whereby, the Company reduced the legal fees payable to the law firm in lieu of cash. These shares are also being held as collateral for the note receivable from the General Counsel.

         During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, notes receivable from the General Counsel, net of accrued legal fees, are presented as a reduction of stockholders' equity.

         On December 29, 1995, the Company transferred a life insurance policy, covering the life of its president, to the president in exchange for a note receivable. The amount of the note receivable from the president is equal to the amount of the cash surrender value of the policy at the time of the transfer. Interest accrues at the rate of 6% per annum. No principal or interest is due until proceeds from the policy are realized. The note receivable from the president was $300,082 and $245,759 at October 31, 1998 and 1997, respectively.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           October 31, 1998 and 1997



         Notes receivable and accrued interest due from the general counsel, net of accrued legal fees, of $363,809 is included as a reduction of stockholders equity at October 31, 1998.

         The statement of operations includes interest income on officer and director notes receivable of $52,785 and $50,383 for 1998 and 1997, respectively. Legal expenses to the General Counsel and his law firm were $65,758 and $96,288 for fiscal 1998 and 1997, respectively.

(4)      Inventories

         Inventories consisted of the following:

                                                      1998           1997
                                                -------------    -----------

                      Finished products       $       522,929        291,409
                      Work in process                 643,170        506,095
                      Raw materials                 1,515,189      1,581,774
                                                -------------    -----------
                                              $     2,681,288      2,379,278
                                                =============    ===========


(5)      Property, Plant and Equipment

         The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:

                                                 1998           1997
                                              -----------    ----------

         Land                                $     75,000        75,000
         Buildings and improvements             2,264,729     2,264,675
         Machinery and equipment                1,106,416     1,070,989
         Vehicles                                 170,697       181,330
                                              -----------   -----------
                                                3,616,842     3,591,994
         Less accumulated depreciation
             and amortization                   1,559,753     1,370,226
                                              -----------   -----------
                                             $  2,057,089     2,221,768
                                              ===========   ===========

         Depreciation expense was $193,262 and $265,606 in 1998 and 1997, respectively. Included in buildings and improvements at October 31, 1998 and 1997 are assets recorded under a capital lease in the amount of $1,359,190. Amortization of the assets under capital lease in the amount of $43,926 is included in depreciation expense.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           October 31, 1998 and 1997

(6)      Revolving Promissory Note

         The Company has a $2,000,000 line of credit with $1,220,555 outstanding at October 31, 1998. The line of credit is secured by substantially all assets. Advances under the revolving line are limited to the aggregate of up to 85% of eligible accounts receivable less than 90 days old and 30% of eligible raw materials and finished goods inventory. As of October 31, 1998, the balance of the revolving line approximated the maximum borrowing capacity available to the Company. The revolving line bears interest at the prime rate plus 1.5% (9.5% at October 31, 1998) with the principal amount payable on demand.

         The above line of credit replaced a $1,000,000 revolving promissory note payable with $626,652 outstanding as of October 31, 1997. The note payable was paid in full in July 1998.

(7)      Long-Term Debt

         Long-term debt consists of the following:

                                                                                     1998        1997
                                                                                 -----------  ----------

           Term note payable to bank, at prime rate, due in equal monthly installments of $9,028, plus interest, through August 2002,
                secured by substantially all assets                             $  415,278       523,611

           Term note payable to Appling County, Georgia at 4.0%,
                due in monthly installments of $3,417, including
                interest through July 2003                                         177,127       210,324
                                                                                 ----------   ----------
                                                                                   592,405       733,935
           Amounts classified as current                                           142,886       141,532
                                                                                 ----------   ----------

                                                                                $  449,519       592,403
                                                                                 ==========   ==========


         Based on recent negotiations with financial institutions the Company's debt substantially approximates fair value, except for the term note payable to Appling County due to the nature of the instrument.

         The term note payable to bank contains certain covenants, whereby the Company must maintain, among other things, specified levels of minimum net worth and working capital, and maintain a specified ratio of maximum debt to worth, and current ratio.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           October 31, 1998 and 1997

         The Company violated the debt to net worth financial covenant of the above term note as of October 31, 1998. The lender has waived this covenant violation. There is no assurance that the lender will provide future waivers should the Company continue to experience covenant violations. If such events occurred and the lender called the debt, management would be required to obtain alternative financing sources.

         For the period ending October 31, contractual maturities are as follows:

                1999                          $       142,886
                2000                                  144,291
                2001                                  145,757
                2002                                  129,217
                2003                                   30,254
                Thereafter                                 --
                                                -------------
                                              $       592,405
                                                =============

(8)      Capital Lease

         During 1996, International Press and Shear (IPS) entered into a capital lease agreement for its manufacturing facility.

         The following schedule provides for the minimum future lease payments and the present value of the commitment for the capital lease as of October 31, 1998:

             1999                                         $    73,618
             2000                                              73,618
             2001                                              73,618
             2002                                              73,618
             2003-2011                                        530,749
                                                           ----------
             Total net minimum lease payments                 825,221
             Less amounts representing interest               139,175
                                                           ----------
             Present value of net minimum obligations         686,046
             Less current portion                              16,871
                                                           ----------
             Long-term obligations                        $   669,175
                                                           ==========

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           October 31, 1998 and 1997

         The present value of minimum future obligations shown above are calculated based on an 8.25% interest rate determined to be applicable at the inception of the lease. Interest expense on the outstanding obligations under capital leases was $58,096 and $59,337 for the period ending October 31, 1998 and 1997, respectively.

         The cost, accumulated amortization and net book value of the manufacturing facility under capital lease at October 31, 1998 are shown below. Cost represents the Company's direct investment in the facility.

              Cost                                 $  1,359,190
              Accumulated amortization                 (134,012)
                                                     ----------
              Net book value                       $  1,225,178
                                                     ==========


(9)      Contingent Liabilities, Commitments and Year 2000 Compliance

         Litigation: The Company is subject to legal proceedings and claims which arise in the ordinary course of business, some of which are substantial. While any litigation contains an element of uncertainty, management, based upon the opinion of the Company's General Counsel and other attorneys acting on behalf of the Company, presently believes, except for the legal judgment discussed below, that the outcome or cost of defending such proceedings or claims individually and in the aggregate, which are pending or threatened, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         The Company is a defendant in a suit against its former subsidiary, RAM Coating Technology Corporation (RAM), claiming breach of contract. In September 1998, a judgment against the Company and RAM's former insurance carrier, was given in the amount of $250,194 in damages, $110,000 in attorney's fees, all costs of proceedings, plus interest. The total amount of the legal judgment, including interest, of $495,000, is reflected on the balance sheet at October 31, 1998. The Company has filed a devolutive appeal, with a decision expected in late 1999 or early 2000. The Company will continue to vigorously defend the action.

         Other: The Company has an employment agreement with its president for a term of five years commencing on October 1, 1996. Annual compensation pursuant to the contract is $150,034, increased by 5% per year. In the event of a change in ownership of the Company and the president is not retained, he shall receive as a lump sum the compensation owed for the remaining term of the agreement.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           October 31, 1998 and 1997

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

         The Company is a guarantor of a note payable in the amount of $35,123. The note is secured by equipment and matures June 1, 1999.

         Year 2000 Compliance: The Company believes it has fully achieved Year 2000 compliance for all internal systems. Costs associated with compliance were immaterial and have been fully incurred. The Company is in the process of examining key vendor and customer relationships to determine, to the extent practical, the degree of such parties' Year 2000 compliance.

         Should a key vendor or customer have a system failure due to the century change, the Company believes that the most significant impact would likely be the inability to receive inventory on a timely basis. While the Company does not expect any such impact to be material, it is developing contingency plans to address this possibility.

(10)     Income Taxes

         The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company's effective rate are as follows:

                                                                    Fiscal 1998    Fiscal 1997
                                                                    -----------    -----------

                Federal income tax benefit at statutory rate       $   (471,000)       (95,800)
                State income tax benefit, net of
                     federal income tax effect                          (50,300)       (10,100)
                Other                                                    20,400          8,900
                Change in valuation allowance, net of correction
                     to prior years' deferred taxes                     500,900         97,000
                                                                   ------------   -----------
                Provision (benefit) for income taxes               $         --             --
                                                                   ============   ===========


         The Company files consolidated federal and state income tax returns with its subsidiaries.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           October 31, 1998 and 1997

         The net change in the total valuation allowance for the years ended October 31, 1998 and 1997 was an increase of $500,000 and $208,000, respectively. Realization of net deferred tax assets is dependent on generating sufficient taxable income in the future. Based on current and anticipated future economic conditions, management cannot ascertain when it will become more likely than not that any portion of the net deferred tax asset will be realized.

         The significant components of the net deferred tax asset at October 31, 1998 and 1997 are as follows:

                                                       1998          1997
                                                    ----------    ----------

           Reserves and allowances                $    400,000       236,000
           Property, plant and equipment               103,000        87,000
           General business credit carryforward         20,000        37,000
           Net operating loss carryforward           1,111,000       752,000
           Other                                        89,000       111,000
                                                    ----------    ----------
                                                     1,723,000     1,223,000
           Valuation allowance                       1,723,000     1,223,000
                                                    ----------    ----------
                                                  $         --            --
                                                    ==========    ==========

         Net operating loss carryforwards for tax purposes are approximately $2,950,000, which expire in years 2007 through 2012. IBC has general business tax credit carryforwards of approximately $20,000, which expire in the years 1998 through 2000. The Company has an Alternative Minimum Tax Credit carryforward of approximately $30,000.

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

                           October 31, 1998 and 1997

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

         During 1995, the Board of Directors issued 1,760,000 non-qualified stock options to purchase 1,760,000 shares of the Company's common stocks at prices ranging from $.75 to $1.00 per share, respectively. The options were issued to key employees. The options grant the right to purchase shares of the Company's common stock at the date of the grant. The options have antidilutive rights in the event of a split, reverse split, or recapitalization and are exercisable in whole or in part through 2002. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. Outstanding options as of October 31, 1998 are 1,614,000.

         In March 1994 and February 1993, the Board of Directors issued 550,000 and 700,000 non-qualified stock options, respectively, to purchase 550,000 and 700,000 shares, respectively, of the Company's common stock at $.50 per share. The options have antidilutive rights in the event of a split, reverse split or recapitalization and are exercisable in whole or in part through March 2003 and September 1, 2002, respectively. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. Options outstanding as of October 31, 1998 are 50,000 and 200,000, respectively.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           October 31, 1998 and 1997

         A summary of the status of the Company's stock options is presented below:

                                                                    Weighted
                                                                     average
                                                       Shares     exercise price
                                                       ------     --------------

           Outstanding, October 31, 1996             2,140,000     $   .8922

           Granted                                      75,000         .8125
           Options of subsidiary exchanged for
                options on company stock                59,612         .6165
           Canceled or surrendered                     (76,000)        .5000
                                                    ------------

           Outstanding, October 31, 1997             2,198,612         .9123

           Canceled or surrendered                    (259,612)        .7929
                                                    ------------

           Outstanding, October 31, 1998             1,939,000         .9048
                                                    ============     =======


           Shares exercisable                        1,407,212     $   .8885
                                                    ============     =======


         The outstanding stock options at October 31, 1998, have an exercise price ranging from $.50 to $1.00 per share and a remaining contractual term ranging from two to five years. The fair value of the options granted during 1997 is not considered material to the Company's financial statements. The full impact of calculating compensation cost for stock options under SFAS No. 123 is also not provided because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to November 1, 1996 is not considered.

(12)     Employees' Benefit Plan

         The Company instituted a profit sharing plan for its employees in 1989 by contributing 375,000 shares of its stock to the trust, having a fair market value of $165,000 on the transfer date. The Company made no contributions to the plan in 1998 or 1997.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           October 31, 1998 and 1997

(13)     Export Sales

         Export sales were approximately 16% for the years ended October 31, 1998 and 1997. The principal international markets served by the Company, among others include Canada, China, England, India, Korea, Japan and Thailand. No sales in one geographic region exceed 10%.

(14)     Purchase of Minority Interest in IBC

         Effective June 27, 1997, the Company issued 219,401 shares to acquire an additional 8.4% interest in International Baler Corp. (IBC). In addition, effective January 22, 1998, the Company issued 183,794 shares to acquire the remaining interest in IBC. These transactions have been accounted for as a purchase. Accordingly, the excess minority interest liability recorded by the Company over the market value of the shares issued was recorded as a reduction of long-lived assets.

                                             SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WASTE TECHNOLOGY CORP.
                                       (Registrant)

                                       By: /s/ Ted C. Flood
                                          -----------------
                                       Ted C. Flood, President


                                       Dated:   January 27, 1999

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                        Title                        Date


/s/ Ted C. Flood                 Chief Executive              January 27, 1999
----------------                 Officer, and Director
Ted C. Flood


/s/ Morton S. Robson             Director                     January 27, 1999
--------------------
Morton S. Robson



-----------------                Director                     January    1999
Alan Morrison


/s/ Charles C. Wildes            Director                     January 27, 1999
---------------------
Charles C. Wildes


-------------------              Director                     January    , 1999
Robert Roth


/s/ William E. Nielsen           Director, Principal          January 29, 1999
----------------------           Financial and
William E. Nielsen               Accounting Officer