Form 10QSB
period 1999-01-31
WASTE TECHNOLOGY CORP
filed 1999-03-12
CIK 781902

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended January 31, 1999      .
                               -----------------------

----- Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X                        No
                                       ---                         ----

         At February 28, 1999 Registrant had outstanding 5,516,349 shares of its Common Stock.

         Transitional small business disclosure format check one:

                  Yes                       No   X
                      ----                     ----

                             WASTE TECHNOLOGY CORP.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION

    ITEM I.       FINANCIAL STATEMENTS

    o         Consolidated Balance Sheets as of January 31, 1999 and
              October 31, 1998................................................3

    o         Consolidated Statements of Income for the three months
              ended January 31, 1999 and 1998.................................5

    o         Consolidated Statements of Changes in Stockholders' Equity
              for the period from October 31, 1998 to January 31, 1999........6

    o         Consolidated Statements of Cash Flows for the three months ended January 31, 1999 and 1998.................................7

    o         Notes to Financial Statements...................................8

    ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS..................................................10

PART II.          OTHER INFORMATION

         o    Signatures......................................................13

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  01/31/99            10/31/98
                                                 Unaudited

ASSETS

Current Assets:

  Cash and cash equivalents                           $3,877            $69,349
  Accounts receivable, net of allowance
    for doubtful accounts of $138,000              1,026,047          1,576,722
  Inventories                                      2,409,766          2,681,288
  Prepaid expense and other current assets             1,611                822
                                               --------------     --------------
          Total current assets                     3,441,301          4,328,181


Property, plant and equipment at cost              3,668,722          3,616,842
  Less:  accumulated depreciation                  1,632,295          1,559,753

                                               --------------     --------------
          Net property, plant & equipment          2,036,427          2,057,089


Other assets:

  Other assets                                        43,255             98,611
  Due from Officer                                   304,100            300,082
                                               --------------     --------------
          Total other assets                         347,355            398,693

                                               --------------     --------------
          TOTAL ASSETS                            $5,825,083         $6,783,963


See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       01/31/99       10/31/98
                                                      Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:

  Revolving promissory note                            $913,148      $1,220,555
  Current maturities of long-term debt                  168,230         142,886
  Capital Lease obligation                               17,230          16,871
  Accounts payable                                    1,167,752       1,276,045
  Accrued liabilities                                   490,490         588,053
  Customer deposits                                     455,464         555,905
  Accrued Judgment                                      500,000         495,000
                                                   -------------   -------------
          Total current liabilities                   3,712,314       4,295,315


Long-term debt                                          413,582         449,519
Capital Lease obligation, less current
  maturities                                            666,150         669,175
                                                   -------------   -------------
          Total liabilities                           4,792,046       5,414,009

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 1999 & 1998, respectively           61,799          61,799
  Preferred stock, par value $.0001,
    10,000,000  shares authorized, none issued                -               -
  Additional paid-in capital                          6,347,187       6,347,187
  Accumulated deficit                                (4,603,618)     (4,255,917)

                                                   -------------   -------------
                                                      1,805,368       2,153,069

Less:  Treasury stock, 663,526 shares at cost           419,306         419,306
Less:  Note receivable from stockholders, net           353,025         363,809
                                                   -------------   -------------
          Total stockholders' equity                  1,033,037       1,369,954

                                                   -------------   -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $5,825,083      $6,783,963



See accompanying notes to consolidated financial statements

               WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME

                                  UNAUDITED

Three months ended:                              01/31/99          01/31/98

Net Sales                                        $2,171,154        $3,008,112
Cost of Sales                                     1,889,688         2,510,537
                                              --------------     -------------
Gross Profit                                        281,466           497,575

Operating Expenses:
  Selling                                           224,146           322,416
  General and Administrative                        359,017           440,259
                                              --------------     -------------
    Total operating expenses                        583,163           762,675

Operating Income (Loss)                            (301,697)         (265,100)

Other Income (Expense):
  Interest                                           15,109            18,061
  Interest Expense                                  (60,307)          (47,325)
  Other Income                                        4,194             4,919
  Provision for Judgment                             (5,000)                -
                                              --------------     -------------
    Total Other Income (Expense)                    (46,004)          (24,345)

                                              --------------     -------------
Income (Loss) before income taxes                  (347,701)         (289,445)

Income Tax Provision
  Current                                                 -                 -
  Deferred                                                -                 -
                                              --------------     -------------
NET INCOME (LOSS)                                 ($347,701)        ($289,445)


Basic and diluted net loss  per share                 (0.06)            (0.06)

Weighted average number of shares                 5,516,349         5,102,481


See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     for three months ended January 31, 1999
                                    unaudited

                                                Common Stock
                                          Par Value $.01 Authorized
                                                25,000,000

                                                  NUMBER                         ADDITIONAL
                                                 OF SHARES         PAR            PAID-IN       ACCUMULATED
                                                  ISSUED          VALUE           CAPITAL         DEFICIT

       Balance at October 31, 1998              6,179,875        $61,799      $6,347,187       ($4,255,917)


Adjustment of Note Receivable
     from shareholder                                   -              -               -                 -


Net Income (Loss)                                       -              -               -          (347,701)


                                             -------------   ------------    ------------    --------------
       Balance at January 31, 1999              6,179,875        $61,799      $6,347,187       ($4,603,618)




                                         Treasury Stock

                                             NUMBER                                             TOTAL
                                               OF                                           STOCKHOLDERS'
                                             SHARES           COST             OTHER           EQUITY

       Balance at October 31, 1998           663,526       ($419,306)       ($363,809)       $1,369,954


Adjustment of Note Receivable
     from shareholder                              -               -           10,784            10,784


Net Income (Loss)                                  -               -                -          (347,701)


                                         ------------   -------------   --------------   ---------------
       Balance at January 31, 1999           663,526       ($419,306)       ($353,025)       $1,033,037



See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited

For  Three Months Ended
                                                                             01/31/99             01/31/98
Cash flow from operating activities:
     Net (loss) income                                                        ($347,701)           ($289,445)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                          78,322               69,631
     Increase (decrease) from changes in:
          Accounts receivable                                                   550,675               52,925
          Inventories                                                           271,522             (476,831)
          Prepaid expenses and other current assets                                (789)              53,475
          Other assets                                                                -                  117
          Accounts payable                                                     (108,293)             438,606
          Accrued liabilities                                                   (77,163)              (8,763)
          Customer deposits                                                    (100,441)             147,385
          Accrued Judgment                                                        5,000                    -
                                                                           -------------       --------------
               Net cash provided by (used in) operating activities              271,132              (12,900)

Cash flows from investing activities:
     Increase in notes receivable from stockholders                             (13,634)             (13,503)
     Purchase of property and equipment                                          (2,304)              (6,781)
     Purchase of Minority Interest                                                    -              (15,000)
                                                                           -------------       --------------
               Net cash used in investing activities                            (15,938)             (35,284)

Cash flows from financing activities:
     Increase (decrease) in Debt                                               (320,666)              11,103

                                                                           -------------       --------------
               Cash flows provided by (used in) financing activities           (320,666)              11,103


Net  increase (decrease) in cash                                                (65,472)             (37,081)
Cash at beginning of period                                                      69,349               80,783
Cash at end of period                                                             3,877               43,702


Supplemental schedule of disclosure of cash flow
information Cash paid during period for:
  Interest                                                                       55,309               46,152
  Income taxes                                                                        -                    -


See accompanying notes to consolidated financial statements

Waste Technology Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.   Nature of Business:

Waste Technology Corp. (the Company) is a manufacturer of baling machines which utilize mechanical, hydraulic and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills and paper recycling facilities throughout the United States, the Far East, Europe and South America. The Company has two manufacturing subsidiaries, International Baler Corp. (IBC), located in Jacksonville, Florida, and International Press and Shear, Corp. (IPS), located in Baxley, Georgia.

The IPS subsidiary was formed in the second quarter of fiscal 1995 and greatly expanded the manufacturing capacity of the Company. Operating losses at IPS are a significant cause of the consolidated losses in the first quarter of fiscal 1999 and 1998. These losses occurred primarily as a result of the continuing depressed recycled products markets, as well as higher than anticipated costs of sales and selling and administrative expenses. In the fourth quarter of 1998 the Company effectuated significant cost reductions which will exceed $500,000 on an annual basis. These cost cutting measures include personnel eliminations, salary reductions and advertising reductions.

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

2.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the Company's Annual Report on form 10KSB for the year ended October 31, 1998 and the Management Discussion included in this form 10QSB.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.   Summary of Significant Account Policies:

(a) Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Waste Technology Corp. and all of its wholly owned and majority owned subsidiaries. Intercompany balances and material intercompany transactions have been eliminated in consolidation.

(b)  Basic and Diluted Earnings (Loss) Per Share:

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive.

4.   Related Party Loan and Notes Receivable:

The Company was indebted in the amount of $414,775 to the General Counsel and his law firm at January 31, 1999. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at January 31, 1999.

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

5.   Revolving Promissory Note:

The Company has a $2,000,000 line of credit with $913,148 outstanding at January 31, 1999 and $1,220,555 outstanding at October 31, 1998. The line of credit is secured by substantially all assets. Advances under the revolving line are limited to the aggregate of up to 85% of eligible accounts receivable less than 90 days old and 30% of eligible raw materials and finished goods inventory. As of January 31, 1999, the balance of the revolving line approximated the maximum borrowing capacity available to the Company. The revolving line bears interest at the prime rate plus 1.5% (9.25% at January 31, 1999) with the principal amount payable on demand.

6.   Long-Term Debt:
     Long-term debt consists of the following:

                                                                       01-31-99     10-31-98
                                                                       --------     --------
       Term note payable to bank at prime rate, due
       in equal monthly installments of $9,028, plus interest
       through August 2002, secured by substantially all assets.        $388,194    $415,278

       Term note payable to Appling County, Georgia at
       4.0% due in equal monthly installments of $3,417,
       including interest through July 2003.                             168,618     177,127

       Note payable to director, payable on demand,
       non-interest bearing.                                              25,000           -
                                                                       ---------      ------
                                                                         581,812     592,405
       Amounts classified as current                                     168,230     142,886
                                                                       ---------     -------
                                                                     $   413,582   $ 449,519
                                                                     ===========   =========


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Three Month Comparisons

For the first quarter of fiscal 1999 the Company had net sales of $2,171,154 as compared to $3,008,112 for the first quarter of 1998. The lower sales were the result of lower shipments to the recycled products markets at both the International Baler and International Press and Shear operations.

The Company had a net loss of $347,701 in the first quarter of 1999 as compared to a loss of $289,445 in the first quarter of 1998. The increase in the loss is the result of the lower level of shipments partially offset by lower operating expenses. Selling expenses were reduced by $98,270 and general and administrative expenses were reduced by $81,242 in the first quarter 1999 versus the same quarter in fiscal 1998. These cost reductions are the result of personnel eliminations, salary reductions, and lower advertising and travel expenses.

The Company is reviewing all aspects of its operations in order to determine what additional actions may be taken in order to allow the Company to return to profitability even if the recycled products markets remain depressed. The Company has moved production of certain baler models to Jacksonville and has also eliminated a number of support staff in Baxley maintaining only critical personnel. As order activity increases full production can resume. The Company has introduced new textile balers, new corrugated balers and has been marketing a new patented hinge side baler. The Company anticipates that these products will have a significant impact on sales in fiscal 1999.

The order backlog as of February 28, 1999 was $2,146,000 as compared with $3,010,000 at February 28, 1998.

Financial Condition:

Working capital decreased from $32,866 at October 31, 1998 to $(271,013) at January 31, 1999. This decrease is due to the overall operating results of the first quarter of 1999. The entire balance of the line of credit is included as a current liability even through it is not due to be renewed or replaced until July 31, 2000 because of the nature of this type of loan. This line of credit is for a period of two years, accrues interest at 1 1/2% above the prime rate and is secured primarily by accounts receivable and inventories. Also included in current liabilities is the accrued legal judgement of $500,000 which relates to the Company's former subsidiary, Ram Coating Technology.

The term note with SouthTrust Bank had a balance of $338,194 at January 31, 1999 and is due in equal monthly installments of $9,028, plus interest at the prime rate to August 2002. The term note payable to Appling County, Georgia is due in equal monthly installments of $3,417 including interest at 4.0% through July 2003.

Our auditors, KPMG LLP, have stated in the "Report of Independent Accountants" for October 31, 1998 to the shareholders of Waste Technology Corporation that there is "substantial doubt" about the Company's ability to continue as a going concern. The Company's Management and Board of Directors has substantial concern over recent operating performances, however, it believes that it has several viable options to continue as a going concern for the following reasons:

     1. In July 1998 the Company has replaced the $1,000,000 revolving promissory note with SouthTrust Bank with a $2,000,000 (maximum) revolving promissory note with a term of two years. Therefore, the Company is no longer in violation of the SouthTrust revolving promissory note loan covenants.

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

Dated: March 14, 1999             WASTE TECHNOLOGY CORPORATION

                                  BY:   /s/Ted C. Flood
                                       -----------------------------------
                                       Ted C. Flood, President
                                       (Chief Executive Officer)

                                  BY:   /s/William E. Nielsen
                                       -----------------------------------
                                       William E. Nielsen
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)