Form 10QSB
period 1999-04-30
WASTE TECHNOLOGY CORP
filed 1999-06-15
CIK 781902

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
  X Quarterly report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the quarterly period ended           April 30, 1999               .
                              ----------------------------------------

 --- Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from             to
                              ------------    --------------

                         Commission File Number 0-14443

                             WASTE TECHNOLOGY CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                          Delaware                  13-2842053
 ------------------------------------------------------------------------------
(State or Other Jurisdiction of (I.R.S. Employer Incorporation or Organization)
                                                     Identification No.)

           5400 Rio Grande Avenue
            Jacksonville, Florida                        32254
  ----------------------------------------             ----------
  (Address of Principal Executive Offices)             (Zip Code)

                                 (904) 355-5558
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
     At May 31, 1999 Registrant had outstanding 5,516,349 shares of its Common Stock.

         Transitional small business disclosure format check one:

                             Yes          No  X
                                ---          ---

                             WASTE TECHNOLOGY CORP.

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I.  FINANCIAL INFORMATION

         ITEM I.  FINANCIAL STATEMENTS

         o     Consolidated Balance Sheets as of April 30, 1999 and October 31, 1998...........  3

         o     Consolidated Statements of Income for the three months and six months ended April 30, 1999 and April 30, 1998.........................................  5

         o     Consolidated Statements of Changes in Stockholders' Equity
               for the period from October 31, 1998 to April 30, 1999..........................  7

         o     Consolidated Statements of Cash Flows for the three months and six months ended April 30, 1999 and April 30, 1998.........................................  8

         o     Notes to Financial Statements................................................... 10


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS........................................................ 12

PART II. OTHER INFORMATION

         o     Signatures...................................................................... 15

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     04/30/1999       10/31/1998
                                                     ----------       ----------
                                                     Unaudited
ASSETS

Current Assets:
  Cash and cash equivalents                          $   11,409       $   69,349
  Accounts receivable, net of allowance
    for doubtful accounts of $138,000                   964,504        1,576,722
  Inventories                                         2,432,345        2,681,288
  Prepaid expense and other current assets                1,820              822
                                                     ----------       ----------
          Total current assets                        3,410,078        4,328,181

Property, plant and equipment at cost                 3,668,722        3,616,842
  Less:  accumulated depreciation                     1,704,835        1,559,753
                                                     ----------       ----------
          Net property, plant & equipment             1,963,887        2,057,089

Other assets:
  Other assets                                           37,476           98,611
  Due from Officer                                      328,073          300,082
                                                     ----------       ----------
          Total other assets                            365,549          398,693
                                                     ----------       ----------
          TOTAL ASSETS                               $5,739,514       $6,783,963

See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          04/30/1999       10/31/1998
                                                          ----------       ----------
                                                          Unaudited
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                               $  821,062       $1,220,555
  Note Payable to Officer                                    108,730               --
  Current maturities of long-term debt                       143,580          142,886
  Capital Lease obligation                                    17,434           16,871
  Accounts payable                                           846,101        1,276,045
  Accrued liabilities                                        495,207          588,053
  Customer deposits                                        1,063,866          555,905
  Accrued Judgment                                           506,000          495,000
                                                          ----------       ----------
          Total current liabilities                        4,001,980        4,295,315

Long-term debt                                               377,555          449,519
Capital Lease obligation, less current maturities            660,318          669,175
                                                          ----------       ----------
          Total liabilities                                5,039,853        5,414,009

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 1999 & 1998, respectively                61,799           61,799
  Preferred stock, par value $.0001,
    10,000,000 shares authorized, none issued                     --               --
  Additional paid-in capital                               6,347,187        6,347,187
  Accumulated deficit                                     (4,966,341)      (4,255,917)
                                                          ----------       ----------
                                                           1,442,645        2,153,069

Less: Treasury stock, 663,526 shares at cost                 419,306          419,306
Less: Note receivable from stockholders, net                 323,678          363,809
                                                          ----------       ----------
          Total stockholders' equity                         699,661        1,369,954
                                                          ----------       ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $5,739,514       $6,783,963

See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

Three months ended:                               04/30/1999         04/30/1998
-------------------                              -----------        -----------

Net Sales                                        $ 2,122,545        $ 3,338,652
Cost of Sales                                      1,804,583          2,563,407
                                                 -----------        -----------
Gross Profit                                         317,962            775,245

Operating Expenses:
  Selling                                            253,563            328,729
  General and Administrative                         356,871            372,199
                                                 -----------        -----------
    Total operating expenses                         610,434            700,928

Operating Income (Loss)                             (292,472)            74,317

Other Income (Expense):
  Interest                                            14,993             16,356
  Interest Expense                                   (80,557)           (50,295)
  Other Income                                         1,313              2,605
  Provision for Judgment                              (6,000)                --
                                                 -----------        -----------
    Total Other Income (Expense)                     (70,251)           (31,334)
                                                 -----------        -----------
Income (Loss) before income taxes                   (362,723)            42,983

Income Tax Provision
  Current                                                 --                 --
  Deferred                                                --                 --
                                                 -----------        -----------
NET INCOME (LOSS)                                $  (362,723)       $    42,983

Basic and diluted net loss  per share                  (0.07)              0.01

Weighted average number of shares                  5,516,349          5,266,297

See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

Six months ended:                          04/30/1999       04/30/1998
-----------------                          ----------       ----------
Net Sales                                  $4,293,699       $6,346,764

Cost of Sales                               3,694,271        5,073,944
                                           ----------       ----------
Gross Profit                                  599,428        1,272,820

Operating Expenses:
  Selling                                     477,709          651,145
  General and Administrative                  715,888          812,458
                                           ----------       ----------
    Total operating expenses                1,193,597        1,463,603

Operating Income (Loss)                      (594,169)        (190,783)

Other Income (Expense):
  Interest                                     30,102           34,417
  Interest Expense                           (140,864)         (97,620)
  Other Income                                  5,507            7,524
  Provision for Judgment                      (11,000)            --
                                           ----------       ----------
    Total Other Income (Expense)             (116,255)         (55,679)
                                           ----------       ----------
Income (Loss) before income taxes            (710,424)        (246,462)

Income Tax Provision
  Current                                        --               --
  Deferred                                       --               --
                                           -----------       -----------
NET INCOME (LOSS)                          $ (710,424)      $ (246,462)

Basic and diluted net loss per share            (0.13)           (0.05)

Weighted average number of shares           5,516,349        5,183,031

See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       for six months ended April 30, 1999
                                    UNAUDITED

                                          Common Stock
                                   Par Value $.01 Authorized
                                         25,000,000
                                   -------------------------
                                            NUMBER                    ADDITIONAL
                                          OF SHARES        PAR          PAID-IN        ACCUMULATED
                                            ISSUED        VALUE         CAPITAL          DEFICIT
                                          ---------      -------      ----------      ------------
       Balance at October 31, 1998        6,179,875      $61,799      $6,347,187      $(4,255,917)
Adjustment of Note Receivable
     from shareholder                          --           --              --               --
Net Income (Loss)                              --           --              --           (710,424)
                                        -----------      -------      ----------      -----------
       Balance at April 30, 1999          6,179,875      $61,799      $6,347,187      $(4,966,341)


                                        Treasury Stock
                                        --------------
                                            NUMBER                                         TOTAL
                                              OF                                        STOCKHOLDERS'
                                            SHARES          COST           OTHER           EQUITY
                                            -------      ---------       ---------      -------------
       Balance at October 31, 1998          663,526      $(419,306)      $(363,809)      $1,369,954
Adjustment of Note Receivable
     from shareholder                          --             --            40,131           40,131
Net Income (Loss)                              --             --              --           (710,424)
                                        -----------      ---------       ---------       ----------
       Balance at April 30, 1999            663,526      $(419,306)      $(323,678)      $  699,661

See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    UNAUDITED

For Three Months Ended                                                    04/30/1999      04/30/1998
----------------------                                                    ----------      ----------
Cash flow from operating activities:
     Net (loss) income                                                     $(362,723)      $  42,983
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                       78,318          71,114
     Increase (decrease) from changes in:
          Accounts receivable                                                 61,543          35,877
          Inventories                                                        (22,579)       (258,811)
          Prepaid expenses and other current assets                             (209)         (1,728)
          Other assets                                                            --           1,340
          Accounts payable                                                  (321,651)        129,235
          Accrued liabilities                                                 43,680         116,893
          Customer deposits                                                  608,402        (112,020)
          Accrued Judgment                                                     6,000              --
                                                                           ---------       ---------
            Net cash provided by (used in) operating activities               90,781          24,883

Cash flows from investing activities:
     Increase in notes receivable from stockholders                          (33,588)        (33,477)
     Purchase of property and equipment                                           --         (71,015)
     Purchase of Minority Interest                                                --              --
                                                                           ---------       ---------
            Net cash used in investing activities                            (33,588)       (104,492)

Cash flows from financing activities:
     Increase (decrease) in Debt                                             (49,661)        190,622
                                                                           ---------       ---------
            Cash flows provided by (used in) financing activities            (49,661)        190,622

Net increase (decrease) in cash                                                7,532         111,013
Cash at beginning of period                                                    3,877          43,702
Cash at end of period                                                         11,409         154,715

Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                                    85,555          45,773
  Income taxes                                                                    --              --

See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    UNAUDITED

For Six Months Ended                                                             04/30/1999   04/30/1998
--------------------                                                             ----------   ----------
Cash flow from operating activities:
     Net (loss) income                                                           $(710,424)   $(246,462)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                            156,640      140,745
     Increase (decrease) from changes in:
          Accounts receivable                                                      612,218       88,802
          Inventories                                                              248,943     (735,642)
          Prepaid expenses and other current assets                                   (998)      51,747
          Other assets                                                                --          1,457
          Accounts payable                                                        (429,944)     567,841
          Accrued liabilities                                                      (33,483)     108,130
          Customer deposits                                                        507,961       35,365
          Accrued Judgment                                                          11,000         --
                                                                                 ---------    ---------
               Net cash provided by (used in) operating activities                 361,913       11,983

Cash flows from investing activities:
     Increase in notes receivable from stockholders                                (47,222)     (46,980)
     Purchase of property and equipment                                             (2,304)     (77,796)
     Purchase of Minority Interest                                                    --        (15,000)
                                                                                 ---------    ---------
               Net cash used in investing activities                               (49,526)    (139,776)

Cash flows from financing activities:
     Increase (decrease) in Debt                                                  (370,327)     201,725
                                                                                 ---------    ---------
               Cash flows provided by (used in) financing activities              (370,327)     201,725

Net  increase (decrease) in cash                                                   (57,940)      73,932
Cash at beginning of period                                                         69,349       80,783
Cash at end of period                                                               11,409      154,715

Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                                         140,864       96,162
  Income taxes                                                                        --           --

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

The IPS subsidiary was formed in the second quarter of fiscal 1995 and greatly expanded the manufacturing capacity of the Company. Operating losses at IPS are a significant cause of the consolidated losses in the first six months of fiscal 1999 and 1998. These losses occurred primarily as a result of the continuing depressed recycled products markets, as well as higher than anticipated costs of sales and selling and administrative expenses. In the fourth quarter of 1998 the Company effectuated significant cost reductions which will exceed $500,000 on an annual basis. These cost cutting measures include personnel eliminations, salary reductions and advertising reductions.

The Company is unable to predict how soon prices will recover, but, based on previous cyclical dips in corrugated and paper prices, the Company believes that prices could rise in the relatively near future with a resulting increase in sales and profits. The Company has introduced new textile balers, new corrugated balers and has been marketing the new patented hinge side baler. The Company anticipates that these products will increase sales in the second half of fiscal 1999.

2.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the Company's Annual Report on form 10KSB for the year ended October 31, 1998 and the Management Discussion included in this form 10QSB.

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

4.   Related Party Loan and Notes Receivable:

The Company was indebted in the amount of $453,738 to the General Counsel and his law firm at April 30, 1999. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at April 30, 1999.

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

5.   Revolving Promissory Note:

The Company has a $2,000,000 line of credit with $821,062 outstanding at April 30, 1999 and $1,220,555 outstanding at October 31, 1998. The line of credit is secured by substantially all assets. Advances under the revolving line are limited to the aggregate of up to 85% of eligible accounts receivable less than 90 days old and 30% of eligible raw materials and finished goods inventory. As of April 30, 1999, the balance of the revolving line approximated the maximum borrowing capacity available to the Company. The revolving line bears interest at the prime rate plus 1.5% (9.25% at April 30, 1999) with the principal amount payable on demand. On March 16, 1999 the company was notified by its lender that the company was in default of the loan agreement relating to a judgement (L + A vs. Ram). Since the judgement has not been satisfied according to the terms of the side agreement, the lender has placed the company in default and raised the interest rate to 14.25%. The company is negotiating with the lender in order to get the interest rate reduced.

 .  Long-Term Debt:
   Long-term debt consists of the following:
                                                                   04-30-99          10-31-98
                                                                   --------          --------

    Term note payable to bank at prime rate, due in equal
    monthly installments of $9,028, plus interest
    through August 2002, secured by substantially all assets.      $361,111          $415,278

     Term note payable to Appling County, Georgia at
     4.0% due in equal monthly installments of $3,417,
     including interest through July 2003.                          160,024           177,127

     Note payable to officer, payable on demand,
     non-interest bearing.
                                                                    108,730               --
                                                                   --------          --------
                                                                    629,865           592,405
     Amounts classified as current                                  252,310           142,886
                                                                   --------          --------
                                                                   $377,555          $449,519
                                                                   ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Three Month Comparisons

For the second quarter of fiscal 1999 the Company had net sales of $2,122,545 as compared to $3,338,652 for the first quarter of 1998. The lower sales were the result of lower shipments to the recycled products markets at both the International Baler and International Press and Shear operations.

The Company had a net loss of $362,723 in the second quarter of 1999 as compared to income of $42,983 in the second quarter of 1998. The loss is the result of the lower level of shipments partially offset by lower operating expenses. Selling expenses were reduced by $75,166 and general and administrative expenses were reduced by $15,328 in the second quarter 1999 versus the same quarter in fiscal 1998. These cost reductions are the result of personnel eliminations, salary reductions, and lower advertising and travel expenses.

Gross profit margins declined from 23.2% in the second partner of fiscal 1998 to 15.0% in the second quarter of fiscal 1999. This decrease was the result of the lower level of shipments in the current quarter and the resultant lower absorption of manufacturing overhead.

Results of Operations: Six Month Comparisons

Net sales in the first half of fiscal 1999 were $4,293,699 as compared to $6,346,764 in the prior year, a decline of 32.3%. The lower shipments are the result of the same factors mentioned in the discussions of the three month comparisons above.

Net loss for the first six months of 1999 was $710,424 versus a loss of $246,462 in the corresponding period of 1998. The loss in the first half of 1999 was due to lower shipments at all operating units of the Company and was directly related to continued weakness in the corrugated board and paper markets for recycled materials.

Gross profit margins declined from 20.1% in the first half of fiscal 1998 to 14.0% in the first half of fiscal 1999 due to the lower shipments and lower absorption of manufacturing overhead. Interest expense was higher in the second quarter of fiscal 1999 versus the prior quarter and the second quarter of fiscal 1998 due to the increase in the interest rate on the line of credit.

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

The order backlog as of May 31, 1999 was $2,994,000 as compared with $3,267,000 at May 31, 1998.

Financial Condition:

Working capital decreased from $32,866 at October 31, 1998 to a deficit of $591,902 at April 30, 1999. This decrease is due to the overall operating results of the first half of 1999. The entire balance of the line of credit is included as a current liability even through it is not due to be renewed or replaced until July 31, 2000 because of the nature of this type of loan. This line of credit is for a period of two years, accrues interest at 1 1/2% above the prime rate and is secured primarily by accounts receivable and inventories. Also included in current liabilities is the accrued legal judgement of $506,000 which relates to the Company's former subsidiary, Ram Coating Technology.

The term note with SouthTrust Bank had a balance of $361,111 at April 30, 1999 and is due in equal monthly installments of $9,028, plus interest at the prime rate to August 2002. The term note payable to Appling County, Georgia is due in equal monthly installments of $3,417 including interest at 4.0% through July 2003.

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

Dated: June 14, 1999                    WASTE TECHNOLOGY CORPORATION

                                        BY: /s/ Ted C. Flood
                                           -------------------------------------
                                           Ted C. Flood, President
                                           (Chief Executive Officer)

                                        BY: /s/ William E. Nielsen
                                           -------------------------------------
                                           William E. Nielsen
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)