Form 10QSB
period 1999-07-31
WASTE TECHNOLOGY CORP
filed 1999-09-14
CIK 781902

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

(Mark One)
  X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended July 31, 1999.

____ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _____ to ______

                        Commission File Number 0-14443

                         WASTE TECHNOLOGY CORPORATION
       (Exact Name of Small Business Issuer as Specified in its Charter)

                              Delaware 13-2842053
        (State or Other Jurisdiction of (I.R.S. Employer Incorporation
                     or Organization Identification No.)

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

         At August 31, 1999, Registrant had outstanding 5,516,349 shares of its Common Stock.

         Transitional small business disclosure format check one:

                          Yes ___       No X

                         WASTE TECHNOLOGY CORPORATION

                               TABLE OF CONTENTS

                                                                                                               PAGE


PART I.           FINANCIAL INFORMATION...........................................................................3

         ITEM I.        FINANCIAL STATEMENTS

         o      Consolidated Balance Sheets as of July 31, 1999,
               and October 31, 1998...............................................................................3

         o      Consolidated Statements of Income for the three
               months and nine months ended July 31, 1999, and
               July 31, 1998 . . . . . ...........................................................................5

         o      Consolidated Statements of Changes in Stockholders'
               Equity for the period from October 31, 1998, to
               July 31, 1999......................................................................................7

         o      Consolidated Statements of Cash Flows for the three
               months and nine months ended July 31, 1999, and
               July 31, 1998......................................................................................8

         o     Notes to Financial Statements.....................................................................10


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................12

PART II.       OTHER INFORMATION

         o      Signatures........................................................................................16



             WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                      07/31/99       10/31/98
                                                     Unaudited

ASSETS

Current Assets:
  Cash and cash equivalents                           $36,508          $69,349
  Accounts receivable, net of allowance
    for doubtful accounts of $138,000               1,322,879        1,576,722
  Inventories                                       2,192,955        2,681,288
  Prepaid expense and other current assets                506              822

                                                --------------   --------------
          Total current assets                      3,552,848        4,328,181


Property, plant and equipment at cost               3,627,282        3,616,842
  Less:  accumulated depreciation                   1,735,936        1,559,753

                                                --------------   --------------
          Net property, plant & equipment           1,891,346        2,057,089


Other assets:
  Other assets                                         37,597           98,611
  Due from Officer                                    332,395          300,082

                                                --------------   --------------
          Total other assets                          369,992          398,693

                                                --------------   --------------
          TOTAL ASSETS                             $5,814,186       $6,783,963






See accompanying notes to consolidated financial statements

           WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                       07/31/99       10/31/98
                                                      Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                           1,007,861      $1,220,555
  Note Payable to Director                               51,654               -
  Current maturities of long-term debt                  143,934         142,886
  Capital Lease Obligation                               17,800          16,871
  Accounts payable                                    1,279,579       1,276,045
  Accrued liabilities                                   525,686         588,053
  Customer deposits                                     514,545         555,905
  Accrued Judgment                                      512,000         495,000
                                                   -------------   -------------
          Total current liabilities                   4,053,059       4,295,315

Long-term debt                                          341,437         449,519
Capital Lease Obligation, less current maturities       657,154         669,175
                                                   -------------   -------------
          Total liabilities                           5,051,650       5,414,009

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 1999 & 1998,  respectively          61,799          61,799
  Preferred stock, par value $.0001,
    10,000 shares authorized, none issued                     -               -
  Additional paid-in capital                          6,347,187       6,347,187
  Accumulated deficit                                (4,878,650)     (4,255,917)

                                                   -------------   -------------
                                                      1,530,336       2,153,069

Less:  Treasury stock, 663,526 shares at cost           419,306         419,306
Less:  Note receivable from shareholders                348,494         363,809

                                                   -------------   -------------
          Total stockholders' equity                    762,536       1,369,954

                                                   -------------   -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $5,814,186      $6,783,963




See accompanying notes to consolidated financial statements

               WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                                  UNAUDITED

Three months ended:                                07/31/99          07/31/98

Net Sales                                         $3,347,868        $2,996,640

Cost of Sales                                      2,620,382         2,615,980

                                                -------------    --------------
Gross Profit                                         727,486           380,660

Operating Expenses:
  Selling                                            234,689           429,063
  General and Administrative                         356,632           449,978

                                                -------------    --------------
    Total operating expenses                         591,321           879,041

Operating Income (Loss)                              136,165          (498,381)

Other Income (Expense):
  Interest & Dividends                                15,480            15,918
  Interest Expense                                   (66,203)          (57,220)
  Other Income                                         1,632             3,556
  Net Gain on Disposal of Fixed Assets                 6,617                 -
  Provision for Judgment                              (6,000)         (537,000)
                                                -------------    --------------
    Total Other Income (Expense)                     (48,474)         (574,746)

Less minority interest in income of
  consolidated subsidiary                                  -                 -
                                                -------------    --------------
Income (Loss) before income taxes                     87,691        (1,073,127)

Income Tax Provision
  Current                                                  -                 -
  Deferred                                                 -                 -
                                                -------------    --------------
NET INCOME (LOSS)                                    $87,691       ($1,073,127)


Basic and diluted loss  per share                       0.02             (0.20)

Weighted average number of shares                  5,516,349         5,266,297


See accompanying notes to consolidated financial statements

               WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                                  UNAUDITED

Nine months ended:                                  07/31/99         07/31/98

Net Sales                                          $7,641,567       $9,343,404

Cost of Sales                                       6,314,653        7,689,924

                                                 -------------   --------------
Gross Profit                                        1,326,914        1,653,480

Operating Expenses:
  Selling                                             712,398        1,080,208
  General and Administrative                        1,072,520        1,262,436

                                                 -------------   --------------
    Total operating expenses                        1,784,918        2,342,644

Operating Income (Loss)                              (458,004)        (689,164)

Other Income (Expense):
  Interest income                                      45,582           50,335
  Interest Expense                                   (207,067)        (154,840)
  Other Income                                          7,139           11,080
  Net Gain on Disposal of Fixed Assets                  6,617                -
  Provision for Judgment                              (17,000)        (537,000)
                                                 -------------   --------------

    Total Other Income (Expense)                     (164,729)        (630,425)

Less minority interest in income of
  consolidated subsidiary                                   -                -

                                                 -------------   --------------
Income  (Loss) before income taxes                   (622,733)      (1,319,589)

Income tax provision
  Current                                                   -                -
  Deferred                                                  -                -

                                                 -------------   --------------
NET INCOME  (LOSS)                                  ($622,733)     ($1,319,589)



Basic and diluted loss per share                        (0.11)           (0.25)

Weighted average number of shares                   5,516,349        5,211,091


See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       for nine months ended July 31, 1999
                                    unaudited


                                                     Common Stock
                                              Par Value $.01 Authorized
                                                        25,000,000

                                                   NUMBER                       ADDITIONAL
                                                 OF SHARES        PAR            PAID-IN        ACCUMULATED
                                                   ISSUED        VALUE           CAPITAL          DEFICIT

       Balance at October 31, 1998               6,179,875       $61,799       $6,347,187      ($4,255,917)


Adjustment of Note Receivable
 from  shareholder                                       -             -                -                -


Net income (loss)                                        -             -                -         (622,733)
                                              ------------   -----------   --------------   --------------
       Balance at July 31, 1999                  6,179,875       $61,799       $6,347,187      ($4,878,650)






                                               Treasury Stock

                                                   NUMBER                                         TOTAL
                                                     OF                                       STOCKHOLDERS'
                                                   SHARES          COST           OTHER          EQUITY

       Balance at October 31, 1998                 663,526      ($419,306)      ($363,809)     $1,369,954


Adjustment of Note Receivable
 from  shareholder                                       -              -          15,315          15,315


Net income (loss)                                        -              -               -        (622,733)
                                              ------------   ------------   -------------   -------------
       Balance at July 31, 1999                    663,526      ($419,306)      ($348,494)       $762,536





See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited

For Three Months Ended
                                                                                    07/31/99              07/31/98
Cash flow from operating activities:
     Net income (loss)                                                                 $87,691           ($1,073,127)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                                 78,321                74,108
          Gain from sale of equipment                                                   (6,617)                    0
     Increase (decrease) from changes in:
          Accounts receivable                                                         (358,375)              578,865
          Inventories                                                                  239,390                20,455
          Prepaid expenses and other current assets                                      1,314                18,083
          Other assets                                                                  (5,900)                  728
          Accounts payable                                                             433,478                60,703
          Accrued liabilities                                                           15,278                (2,559)
          Customer deposits                                                           (549,321)             (213,945)
          Accrued Judgment                                                               6,000               537,000
                                                                                 --------------       ---------------
               Net cash provided by (used in) operating activities                     (58,741)                  311

Cash flows from investing activities:
     Increase in notes receivable from shareholders                                    (13,938)              (13,805)
     Purchase of property and equipment                                                      0                (8,397)
     Proceeds from sale of equipment                                                     6,617                     0
     Purchase of minority interest                                                           0                     0
                                                                                 --------------       ---------------
               Net cash used in investing activities                                    (7,321)              (22,202)

Cash flows from financing activities:
     Increase (decrease) in Debt                                                        91,161                (5,848)

                                                                                 --------------       ---------------
               Cash flows provided by (used in) financing activities                    91,161                (5,848)

Net increase (decrease) in cash                                                         25,099               (27,739)
Cash at beginning of period                                                             11,409               154,715
Cash at end of period                                                                   36,508               126,976


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                                              66,203                56,493
  Income taxes                                                                               -                     -



See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited


For Nine Months Ended
                                                                                      07/31/99            07/31/98
Cash flow from operating activities:
     Net income  (loss)                                                             ($622,733)          ($1,319,589)
     Adjustments to reconcile net income  (loss) to net cash
     provided by (used in)  operating activities:
          Depreciation and amortization                                               234,961               214,853
          Gain from sale of equipment                                                  (6,617)                    0
     Increase (decrease) from changes in:
          Accounts receivable                                                         253,843               667,667
          Inventories                                                                 488,333              (715,187)
          Prepaid expenses and other current assets                                       316                69,830
          Other assets                                                                 (5,900)                2,185
          Accounts payable                                                              3,534               628,544
          Accrued liabilities                                                         (18,205)              105,571
          Customer deposits                                                           (41,360)             (178,580)
          Accrued Judgment                                                             17,000               537,000
                                                                                --------------       ---------------
               Net cash provided by (used in) operating activities                    303,172                12,294

Cash flows from investing activities:
     Increase in notes receivable from shareholders                                   (61,160)              (60,785)
     Purchase of property and equipment                                                (2,304)              (86,193)
     Proceeds from sale of equipment                                                    6,617                     0
     Purchase of minority interest                                                          0               (15,000)

                                                                                --------------       ---------------
               Net cash used in investing activities                                  (56,847)             (161,978)

Cash flows from financing activities:
     Increase (decrease) in Debt                                                     (279,166)              195,877
                                                                                --------------       ---------------
               Cash flows provided by (used in)  financing activities                (279,166)              195,877

Net increase (decrease) in cash                                                       (32,841)               46,193
Cash at beginning of period                                                            69,349                80,783
Cash at end of period                                                                  36,508               126,976


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
  Interest                                                                            207,067               152,655
  Income taxes                                                                              -                     -



See accompanying notes to consolidated financial statements

Waste Technology Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.   Nature of Business:

Waste Technology Corporation (the Company) is a manufacturer of baling machines which utilize technical, hydraulic and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills, and paper recycling facilities throughout the United States, the Far East, Europe and South America. The Company has two manufacturing subsidiaries, International Baler Corp. (IBC), located in Jacksonville, Florida, and International Press and Shear, Corp. (IPS), located in Baxley, Georgia.

The IPS subsidiary was formed in the second quarter of fiscal 1995 and greatly expanded the manufacturing capacity of the Company. Operating losses at IPS are a significant cause of the consolidated losses in the first nine months of fiscal 1999 and 1998. These losses occurred primarily as a result of the continuing depressed recycled products markets, as well as higher than anticipated costs of sales and selling and administrative expenses. In the fourth quarter of 1998, the Company effectuated significant cost reductions which will exceed $500,000 on an annual basis. These cost cutting measures include personnel eliminations, salary reductions, and advertising reductions. The losses at IPS are significantly lower in 1999 versus 1998 due to the cost reductions and selected product price increases.

The Company is unable to predict how soon prices will recover, but, based on previous cyclical dips in corrugated and paper prices, the Company believes that prices could rise in the relatively near future with a resulting increase in sales and profits. The Company has introduced new textile balers, new corrugated balers and has been marketing the new patented hinge side baler. The Company anticipates that these products will have a significant impact on sales in the fourth quarter of fiscal 1999.

2.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1999, are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the Company's Annual Report on form 10-KSB for the year ended October 31, 1998, and the Management Discussion included in this form 10-QSB.

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


4.   Related Party Loan and Notes Receivable:

The Company was indebted in the amount of $438,536 to the General Counsel and his law firm at July 31, 1999. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at July 31, 1999.

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


5.   Revolving Promissory Note:

The Company has a $2,000,000 line of credit with $1,007,861 outstanding at July 31, 1999, and $1,220,555 outstanding at October 31, 1998. The line of credit is secured by substantially all assets. Advances under the revolving line are limited to the aggregate of up to 85% of eligible accounts receivable less than 90 days old and 30% of eligible raw materials and finished goods inventory. As of July 31, 1999, the balance of the revolving line approximated the maximum borrowing capacity available to the Company. The revolving line bears interest at the prime rate plus 1.5% (9.5% at July 31, 1999) with the principal amount payable on demand. On March 16, 1999, the company was notified by its lender that the company was in default of the side agreement of the loan agreement relating to a judgement (L & A vs. Ram). Since the judgement has not been satisfied according to the terms of the side agreement, the lender has placed the company in default and raised the interest rate to 14.5%. The company is negotiating with the lender in order to get the interest rate reduced.

Effective August 11, 1999, the lender is reducing the Company's borrowing limit on inventory over the period August to December 1999.

o    Long-Term Debt:
     Long-term debt consists of the following:
                                                                                 07-31-99                  10-31-98
                                                                                 --------                  --------
o    Term note payable to bank at prime rate, due in equal monthly installments of $9,028, plus interest
     through August 2002, secured by substantially all assets.                   $334,027                  $415,278

o    Term note payable to Appling County, Georgia at 4.0 % due in equal monthly installments of $3,417,
     including interest through July 2003.                                        151,344                   177,127

o    Note payable to director, payable on demand,
     non-interest bearing.                                                         51,654                         -
                                                                                 ---------                 --------
                                                                                  537,025                   592,405
o    Amounts classified as current                                                195,588                   142,886
                                                                                 --------                   -------
                                                                                 $341,437                  $449,519
                                                                                 ========                  ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Three Month Comparisons

For the third quarter ending July 31, 1999, the Company had net sales of $3,347,868 as compared to $2,996,640 in the third quarter of 1998, an increase of 11.7%. The higher shipments in the quarter were the result of higher shipments of Consolidated Baler' synthetic rubber balers. Sales of balers to the recycled products market were approximately the same as in the prior year.

The Company had net income of $87,691 in the third quarter of 1999 as compared to a loss of $1,073,127 in the third quarter of 1998, which include a reserve for a judgement of $537,000 including interest thereon, related to the Company's former subsidiary Ram Coating Technology, Inc.
The judgement is being appealed.

The improvement in operating income from an operating loss of $498,381 to operating income of $136,165 in the quarter was the result of the higher shipments, improved gross profit margins, as well as lower selling and administrative expenses. Contributing factors to the third quarter profit improvement were the strong market acceptance of the Company's unique new products, concentration on high gross profit niche markets and the addition of several productive dealers. Selling expenses were reduced by $194,374 and general and administrative expenses were reduced by $93,346 in the second quarter of 1999, verus the second quarter in fiscal 1998. These cost reductions are the result of personnel eliminations, salary reductions, and lower advertising and travel expenses. Responsibility for sales, marketing, and purchasing have been assumed by senior management with no plans to replace departed personnel.

Results of Operations: Nine Month Comparison

Net sales in the first nine months of fiscal 1999 were $7,641,567 as compared to $9,343,404 in the prior year, a decline of 18.2%. The lower sales were the result of lower shipments to the recycled products markets at both the International Baler and International Press and Shear operations in the first six months of the current fiscal year.

Net loss for the first nine months of 1999 was $622,733 versus a loss of $1,319,589 in the corresponding period of 1998. The loss in the first nine months of 1999 was due to lower shipments at all operating units of the Company and was directly related to continued weakness in the corrugated board and paper markets for recycled materials. As stated previously, 1998 included a reserve for the judgement of $537,000.

Gross profit margins remained approximately the same even though shipments were 18.2% lower in 1999. This is the result of more favorable product mix, cost reductions, and price increases on certain products, offset by lower absorption of manufacturing overhead.

The Company is continuing its review of all aspects of its operations in order to determine what additional actions may be taken in order to allow the Company to return to profitability even if the recycled products markets remain depressed. The Company has moved production of certain baler models to Jacksonville and has also eliminated a number of support staff in Baxley maintaining only critical personnel. As order activity increases full production can resume. The Company has introduced new textile balers, new corrugated balers and has been marketing a new patented hinge side baler. The Company anticipates that these products will have a significant impact on sales in the fourth quarter of fiscal 1999 and 2000.

The order backlog as of August 31, 1999, was $3,971,000 as compared with $2,615,000 at August 31, 1998.

Financial Condition:

Working capital decreased from $32,866 at October 31, 1998, to a deficit of $500,211 at July 31, 1999. This decrease is due to the overall operating results of the first half of 1999. The entire balance of the line of credit is included as a current liability. The line of credit is for a period of two years, accrues interest at 1 1/2% above the prime rate and is secured primarily by accounts receivable and inventories. As of July 31, 1999, the balance of revolving line approximated the maximum borrowing capacity available to the Company. On March 16, 1999, the company was notified by its lender that the company was in default of the loan agreement relating to the judgement (L & A vs. Ram). Since the judgement has not been satisfied according to the terms of the side agreement, the lender has placed the company in default and raised the interest rate to 14.5%.

The term note with SouthTrust Bank had a balance of $334,027 at July 31, 1999, and is due in equal monthly installments of $9,028, plus interest at the prime rate to August 2002. The term note payable to Appling County, Georgia is due in equal monthly installments of $3,417 including interest at 4.0% through July 2003.

Our auditors, KPMG LLP, have stated in the "Report of Independent Accountants" for October 31, 1998, to the shareholders of Waste Technology Corporation that there is "substantial doubt" about the Company's ability to continue as a going concern. The Company's Management and Board of Directors have substantial concern over recent operating performances, however, they believe that it has several viable options to continue as a going concern for the following reasons:

     The Company has taken certain actions to reduce operating costs including the elimination of personnel, implementing salary reductions for management, and cutting expenditures wherever possible. These cost cutting actions should result in annual savings in excess of $500,000 and were implemented in the fourth quarter of fiscal 1998.

     The Company currently has a substantially higher backlog with improved gross profit margins. The increase in the sold order backlog plus current quote activity permits a cautious confidence for improved profit in future quarters.

     The Company is in the process of exploring other financial arrangements or alternatives to replace the line of credit with Foothill Capital Corporation.

The Company has no commitments for any material capital expenditures. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic charges which materially affect the amount of reported income from continuing operations.

This "Management's Discussion and Analysis" contains forward-looking statements within the meaning of Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated. Therefore, the Company may have to consider additional financing and/or operating alternatives to insure the Company will continue as a going concern.

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

Dated: September 14, 1999       WASTE TECHNOLOGY CORPORATION


                                BY:  /s/Ted C. Flood
                                    Ted C. Flood, President
                                    (Chief Executive Officer)


                                BY:  /s/William E. Nielsen
                                    William E. Nielsen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned hereto duly authorized.

Dated: September 14, 1999       WASTE TECHNOLOGY CORPORATION


                                BY:
                                    Ted C. Flood, President
                                    (Chief Executive Officer)


                                BY:
                                    William E. Nielsen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)