Form 10KSB
period 1999-10-31
WASTE TECHNOLOGY CORP
filed 2000-01-31
CIK 781902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB
(Mark one)
          /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1999 or

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

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

         State issuer's revenues for its most recent fiscal year: $10,138,428.

         State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on January 20, 2000 of $0.23):
$722,587.00.

         State the number of shares outstanding of the registrant's $.01 par value common stock as of the close of business on the latest practicable date (January 20 , 2000): 5,516,349.

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


         International Press and Shear Corp.

         In June 1995 the Company formed a wholly-owned subsidiary, International Press and Shear Corp. ("IPS"), and expanded its manufacturing capacity by constructing and opening a 65,000 square foot manufacturing facility in Baxley, Georgia.

         On December 10, 1999, IPS consummated the sale of all of its tangible and intangible assets to a newly formed Georgia corporation, IPS Balers Inc ("IPS Balers"). The principals of IPS Balers are Sidney Wildes and Forest H. Wildes, who until their recent resignations were officers of IPS. Sidney Wildes was also formerly a Director of the Company.

         The purchase price paid by IPS Balers for IPS' assets, which include the right to IPS' name and logo, was $800,000, $640,000 of which was paid on closing and the balance of $160,000 is to be paid sixty (60) days from the closing.

         In addition to purchasing all of IPS' assets, IPS Balers also agreed to assume certain of IPS' liabilities, including IPS' obligations to Appling County, Georgia relating to the construction of the Baxley facility; to SunTrust Bank relating to the financing of equipment; and,the obligations of IPS pursuant to the lease for the Baxley facility.

         The agreement with IPS Balers also provides that the Company will convey and relinquish to IPS Balers all rights it had to the hinged sidewall baling equipment previously manufactured by the Company and IPS. However, the Company has been granted a license to manufacture for its own sales purposes seven and eight inch bore standard hinge side closed door and open end auto tie products in exchange for the Company's agreement to pay its proportionate share of royalties to the holder of the patent for such equipment. The agreement further provides that the Company and IPS Balers each will manufacture baling presses for the other as private labeled products.



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

         Since charges for transportation of waste material are generally based upon the volume of waste, balers reducing volume substantially and therefore, reduce transportation costs. Increases in the quantity of waste produced, government restrictions on waste disposal and mandated recycling of waste products, have greatly increased the need for transportation of waste and hence, the need for balers.


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

                  General Purpose Balers

         These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 1,500 pounds and range in price from approximately $5,000 to $250,000. General purpose baler sales constituted approximately 55% of revenues on a consolidated basis for each of the fiscal years ended October 31, 1998 and 1999.


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

         Specialty balers range in price from approximately $6,000 to $200,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 30% of revenues on a consolidated basis for each of the fiscal years ended October 31, 1998 and 1999.


         Accessory Equipment

         The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. These include conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. At the present time accessory equipment does not represent a significant percentage of consolidated revenues.


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

         While IBC maintains a large inventory of raw materials, most of it is earmarked for specific orders and inventory turnover is relatively rapid. Approximately 60% of its inventory turns over in 45 to 90 days and the balance, consisting of customized equipment, turns over in 3 to 6 months. Neither IBC's, or Consolidated's business is seasonal.


         Sales and Marketing

         IBC and Consolidated sell their products throughout the United States and to some extent in Europe, the Far East and South America to manufacturers of rubber and polymers, plastic recycling facilities, power generating facilities, textile mills, paper mills, cotton gins, supermarkets and other retail outlets, paper recycling facilities and municipalities.

         Most of the sales of IBC and Consolidated are made by its sales force of seven (7) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately twenty-five (25%) percent of sales are made through manufacturer's representatives and dealers. The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in Europe, the Far East and South America, to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 1999 foreign sales amounted to $1,250,000 or approximately 12% of consolidated sales. In fiscal 1998 foreign sales amounted to $1,700,000 or approximately 16% of consolidated sales.

         During fiscal 1999, IBC, Consolidated and IPS had baler sales to more than 250 customers, none of which accounted for more than ten percent (10%) of their combined revenues for the year. The Company anticipates that no one customer will account for more than 10% of revenues in fiscal year ending October 31, 2000.

         The Company builds only a small quantity of balers for its inventory and generally builds based on booked orders. The Company's backlog of firm booked orders at December 31, 1999 was $2,540,000 as compared with $1,805,000 at December 31, 1998. The Company generally delivers its orders within four (4) months of the date booked.

         IBC, on a contract basis, supplies SWRS with parts and service which are provided by trained employees of IBC.


         Warranties and Service

         IBC and Consolidated typically warrant their products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offer a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of fiscal 1999 consolidated revenues.


Competition

         The potential market for the Company's balers is nationwide and overseas, but the majority of general purpose baler sales are in the eastern United States, primarily because of freight and service costs. The Company competes in these markets with approximately nine (9) companies, none of which are believed to be dominant, but some of which may have significantly greater sales and financial resources. It should be noted that the Company will also now be facing competition from IPS Balers which purchased the assets of its IPS subsidiary and is geographically located in the same area as the Company and will be selling many of the same products as the Company. The Company is able to compete with these companies due to its reputation in the market place, its ability to service the balers it manufactures and sells, as well as its ability to custom design balers to a customer's particular needs. The Company experiences intense competition with respect to its lower priced or general purpose balers, based upon price, including freight, and based on performance. The Company experiences less competition with respect to its specialized baler equipment such as rubber, radioactive waste, scrap metal and plastic balers.

Regulation

         Machinery such as the Company's balers is subject to both Federal and state regulation relating to safe design and operation. The Company complies with design requirements and its balers include interlocks to prevent operation while the loading door is open, and also include required printed safety warnings.


Employees

         As of December 31, 1999, the Company employed 62 persons as follows: 7 in management and supervision; 8 in sales and service; 39 in manufacturing; and 8 in administration.


ITEM 2.  DESCRIPTION OF PROPERTIES

         IBC is the owner of the building located at 5400 Rio Grande Avenue, Jacksonville, Florida which it acquired from the Company in partial satisfaction of an obligation owing by the Company to IBC. The building contains approximately 62,000 square feet and is situated on eight (8) acres. IBC manufactures substantially all of the Company's products at this location.




3.  LEGAL PROCEEDINGS

         Waste Tech Litigation

         (i)   Hilde Basch Fremont

                  The Company is a defendant in the matter entitled Hilde Basch Fremont, et al., Plaintiffs v. Urban Waste Disposal Leasing Co., et al., 88 Civ. 7579 (DNE) commenced in the United States District Court for the Southern District of New York. The eleven plaintiffs in this action are all investors in, and limited partners of, Urban Waste Disposal Leasing Co. (the "Partnership"). The former president of the Company is also a defendant in this action. The Partnership purchased certain waste disposal equipment from GGC, Inc. which did business under the name the Enterprise Company and for which the Company acted as its marketing agent. This is the only connection between the Partnership and the Company. Management is of the opinion that the claim asserted against the Company is without merit and there is no reasonable likelihood of recovery. A motion to dismiss the complaint has been denied, and although discovery proceedings were commenced by the plaintiff, no action has been taken in this case for many years.


                  (ii) L & A Contracting Company

                           On June 5, 1998, a judgment (the "Judgment") was
rendered against the Company's former wholly owned subsidiary, Ram Coating Technology Corporation ("Ram"), and Transamerica Premier Insurance Corporation ("Transamerica") in the amount of $360,194 in favor of L & A Contracting Company in the 19th Judicial District Court of the State of Louisiana in the case of L & A Contracting Company v. Ram Industrial Coatings, Inc., et al., Case No. 382,924, Division F. Transamerica had issued a performance and payment bond (the "Bond") for Ram in connection with the contract which was the subject of the action and which was the basis of the Judgment against Ram. The Company had agreed to indemnify Transamerica for any payments it was required to make pursuant to the Bond. As a result of this indemnification agreement, the Company is liable to Transamerica for the amount of the Judgment. The Company believes that the Court was in error in rendering the Judgment and has filed an appeal from the decision. The Company's management believes that its appeal is meritorious and will be successful.





ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No annual meeting of the stockholders of the Company was held in fiscal 1999.

PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         Waste Tech's common stock was traded on The Nasdaq Stock Market, Small Cap, under the symbol WTEK until January 7,1999 when the Company's stock was delisted because the Company failed to meet the net tangible assets, market capitalization, net income and bid price and market float requirements of NASDAQ. The Company's stock is presently traded on the OTC Bulletin Board of the NASD under the symbol WTEK. As of December 31, 1999, the number of shareholders of record of the Company's Common Stock was approximately 800, and management believes that there are approximately 1,200 beneficial owners of Waste Tech's common stock.

         The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 1998 and 1999 are set forth below.



Fiscal Year Ended
  October 31, 1998                           High                  Low

First Quarter                                 0.6785                 0.50
Second Quarter                                0.9375                 0.50
Third Quarter                                 1.0938                 0.50
Fourth Quarter                                0.75                   0.4375



Fiscal Year Ended
  October 31, 1999                           High                  Low

First Quarter                                 0.5156                 0.25
Second Quarter                                0.25                   0.1719
Third Quarter                                 0.2188                 0.1875
Fourth Quarter                                0.23                   0.1875



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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

         For fiscal 1999 consolidated sales were $10,138,428 compared to consolidated sales of $11,999,311 for fiscal 1998, a decrease of 15.5%. The decrease in sales was primarily the result of lower shipments at the IPS subsidiary of the large two-ram balers and the smaller vertical balers. Sales in fiscal 1998 decreased by $531,662, 4.2%, from fiscal 1997 due to lower shipments of certain specially balers offset by increased shipments of balers to the recycled products markets.

         The Company had a net loss of $829,852 for fiscal 1999 as compared to a loss of $1,385,328 in fiscal 1998. For fiscal 1999 and 1998, the Company, and particularly its plant in Baxley, Georgia, did not achieve its expected sales levels due to continuing depressed sales of corrugated cardboard balers because of the low market prices of used corrugated board and paper. Operating losses at the IPS subsidiary accounted for a significant percentage of the operating losses in fiscal 1999 and 1998. The 1998 loss included the recording of a reserve for a judgement of $495,000 including interest thereon related to the Company's former subsidiary, Ram Coating Technology, Inc. This judgement is being appealed.

         Operating income in fiscal 1999 was a loss of $601,986 versus a loss from operations of $798,902 in 1998. In fiscal 1998, excluding the judgement, the Company lost $608,674 more than it lost in fiscal 1997 due to lower shipments of specialty balers. Gross profit as a percentage of sales declined in 1999 due to the lower sales levels that resulted in lower absorption of manufacturing overhead. Operating expenses for fiscal 1999 were $2,240,502 which was a decrease of $730,717 from fiscal 1998 and were the result of cost cutting actions including personnel eliminations, salary reductions and advertising reductions. Operating expenses for fiscal 1998 were $2,971,219 which was an increase of$73,631 over fiscal 1997.

         In December 1999 the Company sold the assets of its IPS subsidiary to two IPS officers for $800,000 and the assumption of the subsidiary's liabilities. With the elimination of the IPS subsidiary, the Company anticipates that operating results should be significantly improved in fiscal 2000. The Company has introduced new textile balers, new corrugated balers and has been marketing the patented hinge-side baler. The Company anticipates that these products will also have a significant impact on sales in fiscal 2000.



Financial Condition

         Working capital decreased from $32,866 at October 31, 1998, to $(837,546) at October 31, 1999. This decrease is due to the overall operating results of 1999, the decrease in accounts receivable and inventories, the increase in accounts payable, partially offset by the decrease in the line of credit.

         With some of the proceeds from the sale of the assets of IPS, the Company has paid the outstanding balance of the loan from Foothill Capital Corporation which had an interest rate of 14.75%. The Company is in the process of securing a new line of credit at a more favorable interest rate.

         The term note with SouthTrust Bank had a balance of $306,944 at October 31, 1999, and is due in equal monthly installments of $9,028, plus interest at the prime rate to August 2002.

         The Company's auditors, KPMG LLP, have stated in the "Report of Independent Accountants" for October 31, 1999, to the shareholders of Waste Technology Corporation that there is "substantial doubt" about the Company's ability to continue as a going concern. The Company's Management and Board of Directors have substantial concern over recent operating performances, however, it believes that it has several viable options to continue as a going concern for the following reasons:

         1. The Company has sold the assets of its IPS subsidiary and has substantially improved the working capital position of the Company. This transaction has allowed the Company to pay-off their high cost line of credit (14.75% interest) and transfer approximately, $1,900,000 of liabilities to the buyers of the IPS assets.

         2. The Company's backlog at December 31, 1999, was approximately $2,540,000 versus $1,805,000 at December 31, 1998, a backlog which included IPS orders.

         3. The Company is in the process of securing a new line of credit at a more favorable interest rate and believes that this can be accomplished in the near future.

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

Year 2000 Compliance

         The Company achieved Year 2000 compliance for all internal systems and did not suffer any adverse effects with respect thereto. The Company does not anticipate any such problems in the future.

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


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in, or disagreements with, the Company's Certifying Accountants, KPMG LLP, during the Company's past two fiscal years.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Officers

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

         Robert Roth                     Director


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

         During fiscal 1999 Alan Morrison and Charles C. Wildes resigned as Directors of the Company. Mr. Morrison resigned for health reasons and Mr. Wildes resigned when IPS Balers, of which he is a principal, purchased the assets of IPS.

         Except for Mr. Flood who has an employment agreement with the Company, officers serve at the pleasure of the Board of Directors.

         Messrs. Robson and Roth are members of the Company's audit and compensation committees.

         During fiscal 1999 the Board of Directors met two times.

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


Background of Executive Officers and Directors

         The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

         Ted C. Flood, age 69, was elected as the President and Chief Executive Officer of the Company on February 23, 1993. He is also the President and Chief Executive Officer of Consolidated, a wholly-owned subsidiary, and IBC, a majority-owned subsidiary of the Company. He was elected as a Director of the Company in May, 1989. From 1960 to 1972 he was president of Peabody Solid Waste Management Company (EZ Pack). From 1972 to 1975 Mr. Flood was a corporate vice-president of marketing for Browning Ferris Industries. During the period from 1977 to 1988 he was the principal shareholder and president of Solid Waste Recovery Systems.

         Morton S. Robson, age 76, was elected a Director and the Secretary of the Company in 1989. On February 23, 1993, he was elected Executive Vice President of the Company. Mr. Robson is the senior partner of the law firm of Robson Ferber Frost Chan & Essner, LLP, which acts as general counsel to the Company. Mr. Robson obtained an LLB degree from St. John's University School of Law.

         Robert Roth, age 74, is the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., and a director of Keystone Insurance Co., both publicly held companies. For more than the past five (5) years, in addition to being the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., he has also been the President and Chief Executive Officer of Browning Weldon Corp., a privately held financial company.

         William E. Nielsen, age 52, joined the Company in June 1994 as its Chief Financial Officer. Prior to joining the Company, Mr.

Nielsen acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993 he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a B.B.A in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.


Involvement in Certain Legal Proceedings

                  To the knowledge of management, during the past five years, no present or former director, executive officer, affiliate or person nominated to become a director or an executive officer of the Company:

                  (1) Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

                  (2) Was convicted in a criminal proceeding or named subject of pending criminal proceeding (excluding traffic violations and other minor offenses);

                  (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his or her involvement in any type of business, securities or banking activities;

                  (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

                  In fiscal 1999, the Company was not delinquent in filing of any of its Form 3, 4 and 5 reports.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 1999, October 31, 1998 and October 31, 1997(1):


                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation                         Long Term Awards

Name and                      Year         Salary           Bonus         Other Annual          Number           All Other
Principal Position                         ($)              ($)           Compensation          of               Compensation
                                                                          ($)                   Options

Ted C. Flood,                 1999         157,866(2)       -0-              -0-                -0-              -0-
Chief Executive
Officer and                   1998         186,854(3)       -0-              -0-                -0-              -0-
President of
Company and IBC               1997         180,750(4)       -0-              -0-                -0-              -0-



---------------
         (1) The law firm of Robson & Miller, LLP and its predecessor firms have provided legal services for the Company. Morton S. Robson, the Executive Vice President and Secretary and a Director of the Company, is the senior partner of Robson & Miller, LLP. During Fiscal 1999, Robson & Miller, LLP received $56,021 from Waste Tech for legal services rendered. As of the end of Fiscal 1999 accrued but unpaid legal fees and accrued interest due to Robson & Miller, LLP from Waste Tech amounted to $416,995. Further, Robson & Miller exercised an option in June, 1995 to purchase 250,000 shares of Common Stock at $1.00 per share. See "Certain Relationships and Related Party Transactions".

         (2) Ted C. Flood, President of the Company and President of the Company's subsidiaries received $133,608 in compensation from IBC during the fiscal year ended October 31, 1999 and $24,258 from Consolidated during that period.

         (3) Ted C. Flood, President of the Company and President of the Company's subsidiaries received $160,730 in compensation from IBC during the fiscal year ended October 31, 1998 and $26,124 from Consolidated during that period.

         (4) Ted C. Flood, President of the Company and President of the Company's subsidiaries received $156,500 in compensation from IBC and IPS during the fiscal year ended October 31, 1997 and $24,250 from Consolidated during that period.

         No director of the Company received remuneration for services as a director during Fiscal 1999.

         The following table sets forth certain information relating to stock option grants during Fiscal 1999 to the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 1999.



                        OPTION GRANTS IN LAST FISCAL YEAR


                             Individualized Grants


Name                      Number of Securities     Percent of Total        Exercise or     Expiration
                          Underlying               Options/SARs            Base Price      Date
                          Options/SARs             Granted to              ($/Sh)
                          Granted (#)              Employees in Fiscal
                                                   1997
Ted C. Flood                      -0-                      NA                 NA              NA


         No options were exercised during Fiscal 1999 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 1999.



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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 1999 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of January 20, 1999 with these computations based on 5,516,349 shares of common stock being outstanding at that time and assumes the exercise of 330,000 shares vested under options granted by the Company as of January 20, 1999:

                            Five Percent Stockholders
                            -------------------------

                                              Amount of
Name and Address of                           Beneficial                    Approximate
Beneficial Owner                              Ownership(5)                  Percent of Class






Cosimo Tacopino                                509,639(6)                       9.2%
145 Connecticut Street
Staten Island, New York 10307



Charles S. Wildes                              392,000(7)                        7.1%
396 Frost Industrial Blvd.
Baxley, Ga. 31513









---------------
         (5) Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table reflect the 2:1 stock split of the Company's common stock effective as of May 15, 1997.

         (6) Consists of 10,000 shares held directly; 455,864 shares owned jointly with his wife, Erma Tacopino; and, 43,775 shares held directly by Erma Tacopino of which 11,000 are held in an individual retirement account.

         (7) Consists of 40,000 shares held directly; 42,000 shares held by the Wildes Family Trust of which Mr. Wildes has a 20% ownership interest; 30,000 shares held indirectly as the executor of an estate, as a result of which Mr. Wildes has voting power and control over the disposition of these shares, but does not have any pecuniary interest in the shares; and, an option to purchase 280,000 shares at an exercise price of $1.00 per share and which option expires on March 9, 2000.

                             Directors and Officers

                                              Amount of
Name and Address of                           Beneficial                    Approximate
Beneficial Owner                              Ownership(8)                  Percent of Class

Ted C. Flood                                  1,069,778(9)                     19.4%
5400 Rio Grande Avenue
Jacksonville, Fla. 32254


Morton S. Robson                               586,854(10)                     10.6%
530 Fifth Avenue
New York, N.Y. 10036


Robert Roth                                      3,300(11)                  Less than 1%
Georgetown Electric, Ltd.
Unit 17, 2501 W. Third Street
Wilmington De., 19805


--------------
         (8)Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table reflect the 2:1 stock split of the Company's common stock effective as of May 15, 1997.

         (9)Consists of 640,572 shares held directly and, 429,206 shares owned by the Waste Technology Corp. Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are Trustees.

         (10)Consists of 78,454 shares held directly; 2,400 shares held as custodian for his minor son; 505,000 shares held by Robson & Miller, of which Mr. Robson is the senior partner; and 1,000 shares held by the Robson & Miller pension plan. Excludes 89,728 shares held by Kenneth N. Miller, a partner of Mr. Robson who is the beneficial and record owner of such shares. Does not include the 429,206 shares owned by the Waste Technology Corp Employees Profit Sharing Trust of which Messrs. Flood, Robson and Morrison are trustees since these shares are included in Mr. Flood's holdings and their inclusion here would be duplicative.

         (11) Excludes an aggregate of 315,358 shares held by family members.


William E. Nielsen                             232,006(12)                     4.2%
5400 Rio Grande Avenue
Jacksonville, Fla. 32254


All Officers and
Directors as a
Group (4 persons)                             2,207,276(13)                    40%




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

         Loans to Officers and Directors

                  The Company and IBC entered into an agreement with Mr. Flood dated as of December 29, 1995 pursuant to which IBC assigned all of its interest in a life insurance policy in the face amount of $1,000,000 it owned on Mr. Flood's life to Mr. Flood. In consideration for this assignment Mr. Flood agreed to pay IBC the sum of $145,727 which amount represented the cash surrender value of the policy as of the date of the agreement. This amount is to be paid out of the proceeds Mr. Flood or his Estate receives upon surrender of the policy or from the living proceeds or death benefit proceeds from the policy, whichever occurs first. Interest on Mr. Flood's obligation accrues at the rate of 6% per annum from the date of the agreement to the date of payment. The agreement further provides that no payment of principal or interest of this obligation shall be required to be made until such time that Mr. Flood or his Estate shall receive the proceeds from the policy. This obligation of Mr. Flood to IBC is evidenced by a promissory note executed by Mr. Flood to the order of IBC.

         The agreement further provides that all premiums due on the policy after ownership has been transferred from IBC to Mr. Flood shall be advanced by the Company. Each time that such advance is made for a premium by the Company, Mr. Flood shall execute a promissory note to the order of the Company in the amount of such

--------------
         (12) Consists of 182,006 shares held directly and options to purchase 50,000 shares.

         (13) Includes shares owned by family members of Robert Roth as follows: his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (83,968), his daughter, Kathie Cecile Roth (10,000) and his son Charles B. Roth and his wife, Marta Roth (107,188).

premium advanced. Such note shall accrue interest at the rate of six per cent per annum and no payment of principal or interest of such notes shall be required to be made until such time that Mr. Flood or his Estate shall receive the proceeds from the policy, either upon the surrender of the policy or from the living proceeds or death benefit proceeds, whichever occurs first. As of the date of this report, the Company has advanced funds to pay eight premiums on the policy each in the amount of $20,000. Mr. Flood has executed eight promissory notes, each in the amount of $20,000, to the order of the Company evidencing his obligation to repay these loans to the Company.


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

         Messrs. Erber and Robson and the two other persons borrowed the aggregate amount of $1,244,328 from the Company in 1990 and 1991 to purchase these shares. Most of the loan (91.5%) was made in equal amounts to the President and the Secretary. Those advances were secured by a lien on the 294,182 shares of Common Stock. In addition, Mr. Erber agreed to transfer to the Company as additional collateral, 156,000 shares of stock of the Company. Approximately one-half of this sum was advanced on April 12, 1990 and the balance during 1991. In April 1990, promissory notes evidencing the first half of the funds were executed by these persons bearing interest at the rate of 9% per annum and payable in three annual installments commencing on April 12, 1991. Thereafter, independent members of Waste Tech's Board of Directors unanimously extended the payment due date of each payment for one (1) year. New promissory notes to Waste Tech were thereafter executed for the full amount of the advance, payable in three annual installments commencing April 12, 1992. The notes were secured by a lien on all of these shares which were acquired. In June 1992, $200,000 of the principal amount of these loans was repaid to the Company through a sale of 100,000 of the acquired shares at $2.00 per share. Payment of the remainder of the principal due in 1993 and 1994, together with the accrued interest, was subsequently deferred for two years by the Company's Board of Directors, and deferred again until 2000.

         Thereafter, Mr. Erber, in connection with his termination as President of the Company, turned in all of his stock in to the Company and IBC in full satisfaction of his obligation of $698,527.

         In June 1995 Robson & Miller exercised a stock option to purchase 250,000 shares of Common Stock at $1.00 per share, by offsetting $250,000 of the fees that were due and owing from the Company. As of the end of fiscal 1999, the Company owed Mr. Robson's law firm the sum of $416,995 for legal fees and accrued interest. The Company has acquired a security interest in the shares acquired by Robson & Miller by the exercise of the aforesaid option as collateral security for repayment of the outstanding loan of Mr. Robson. As of October 31, 1999 Mr. Robson still owed the Company $427,364 together with accrued interest. The largest aggregate outstanding loan balance of Mr. Robson during the past two (2) fiscal years was $796,647.


Related Party Transactions

         Legal Services

         The law firm in which Morton S. Robson, the Secretary and a Director of the Company, is a partner have provided services to the Company since 1975. During fiscal 1999, Mr. Robson's law firm received $56,021 from Waste Tech as payment for legal services rendered. As of the end of fiscal 1999 accrued but unpaid legal fees and accrued interest due to Mr. Robson's law firm from the Company amounted to $416,995.



         Conflicts of Interest

         Each of Messrs. Flood and Robson are directors of both Waste Tech and its majority owned subsidiary, IBC. Conflicts of interest may arise for Messrs. Flood and Robson in transactions between Waste Tech and IBC. Additionally, Mr. Robson is the senior partner of the law firm which is counsel to the Company. Conflicts of interests may arise as the result of such relationship.

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

(xvi) Current Report on Form 8-KA, Date of Report, October 13, 1997:

Exhibit Number and Description

16.1 Letter dated October 30, 1997 from Morton S. Robson, Esq. of Robson & Miller, LLP to James E. Newman of Coopers & Lybrand.

16.2 Letter Dated November 5, 1997 from Coopers & Lybrand L.L.P. to the Securities and Exchange Commission.


(xivii) Annual Report on Form 10K for the Fiscal Year ended October 31, 1998:

Exhibit Number and Description

10.40 Agreement between Solid Waste Recovery Systems, Inc. and DryVac Environmental, Inc.

(xviii) Current Report on Form 8-K, Date of Report, November 2, 1999:

Exhibit Number and Description

10.40a Memorandum of Intent between Waste Technology Corp. and Sidney Wildes and Forrest H. Wildes dated November 2, 1999.

(xvi) Current Report on Form 8-K, Date of Report, December 10, 1999:

Exhibit Number and Description

10.41 Asset Purchase Agreement between International Press and Shear Corporation and IPS Balers Inc. together with Exhibits.

10.41.1 Assignment of Lease and Option between International Press and Shear Corporation, IPS Balers Inc. and Development Authority of Appling County.

10.41.2 Assignment of Equipment Warrantiesbetween International Press and Shear Corporation and IPS Balers Inc.

10.41.3 Assignment of Interest in Patent between International Press and Shear Corporation, Waste Technology Corp. and IPS Balers Inc.

10.41.4 Seller's Compliance Certificate

10.41.5 Certificate of Resolution and Certification of Incumbency of International Press and Shear Corporation.

10.41.6 Certificate of Resolution and Certification of Incumbency of Waste Technology Corp.

10.41.7 Affidavit of Title to Business and In Compliance with Bulk Transfer Act.

10.41.8 Certificate Regarding Broker

10.41.9 Buyer's Compliance Certificate

10.41.10 Assignment and Assumption of Accounts between International Press and Shear Corporation and IPS Balers Inc.

10.41.11 Certification as to Payment of Taxes

10.41.12 Bill of Sale from International Press and Shear Corporation to IPS Balers Inc.



The following exhibits are filed herewith:

21 List of Subsidiaries

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                            October 31, 1999 and 1998


                   (With Independent Auditors' Report Thereon)

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Index to Consolidated Financial Statements






                                                                            Page

Independent Auditors' Report                                                  1

Consolidated Balance Sheets as of October 31, 1999 and 1998                  2-3

Consolidated Statements of Operations for the years ended
   October 31, 1999, and 1998                                                 4

Consolidated Statements of Stockholders' Equity for the years ended
   October 31, 1999, and 1998                                                 5

Consolidated Statements of Cash Flows for the years ended
   October 31, 1999, and 1998                                                6-7

Notes to Consolidated Financial Statements                                    8

                          Independent Auditors' Report


To the Board of Directors
Waste Technology Corp.:

We have audited the accompanying consolidated balance sheets of Waste Technology Corp. and Subsidiaries as of October 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Technology Corp. and Subsidiaries as of October 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations and has a capital deficiency, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





January 7, 2000

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                            October 31, 1999 and 1998


                                                           1999         1998
                                                       -----------  ------------
     Assets

Current assets:
   Cash and cash equivalents                          $    18,432        69,349
   Accounts receivable, net of allowance for
     doubtful accounts of $138,000
     for 1999 and 1998                                  1,282,095     1,576,722
   Inventories (note 4)                                 2,078,389     2,681,288
   Prepaid expenses and other current assets               11,521           822
                                                       -----------  ------------
       Total current assets                             3,390,437     4,328,181
                                                       -----------  ------------

Property, plant and equipment, net (note 5)             1,933,069     2,057,089

Other assets:
   Due from officer (note 3)                              356,778       300,082
   Other assets                                            31,818        98,611
                                                       -----------  ------------
       Total other assets                                 388,596       398,693
                                                       -----------  ------------

       Total assets                                   $ 5,712,102     6,783,963
                                                       ===========  ============




See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                            October 31, 1999 and 1998


                                                                      1999             1998
                                                                 --------------   --------------
      Liabilities and Stockholders' Equity

Current liabilities:
    Revolving promissory note (note 6)                            $   553,852        1,220,555
    Current portion of long-term debt and capital lease
      obligation (notes 7 and 8)                                      212,686          159,757
    Accounts payable                                                1,613,837        1,276,045
    Accrued liabilities                                               559,773          588,053
    Accrued legal judgment (note 9)                                   519,000          495,000
    Customer deposits                                                 768,835          555,905
                                                                 --------------   --------------
         Total current liabilities                                  4,227,983        4,295,315
                                                                 --------------   --------------

Long-term debt (note 7)                                               305,070          449,519
Obligation under capital lease, less current maturities (note 8)      652,849          669,175
                                                                 --------------   --------------
         Total liabilities                                          5,185,902        5,414,009
                                                                 --------------   --------------

Stockholders' equity (notes 3 and 11):
    Common stock, $.01 par value; 25,000,000 shares authorized,
      6,179,875 shares issued and outstanding in
      1999 and 1998                                                    61,799           61,799
    Preferred stock, $.0001 par value; 10,000,000 shares
      authorized, none issued                                              --               --
    Additional paid-in capital                                      6,347,187        6,347,187
    Accumulated deficit                                            (5,085,769)      (4,255,917)
                                                                 --------------   --------------
                                                                    1,323,217        2,153,069

Less Treasury stock, 663,526 shares in 1999 and
    1998, at cost                                                     419,306          419,306
Less notes receivable from stockholders, net (note 3)                 377,711          363,809
                                                                 --------------   --------------
         Total stockholders' equity                                   526,200        1,369,954
                                                                 --------------   --------------

Commitments and contingencies (note 9)

         Total liabilities and shareholders' equity               $ 5,712,102        6,783,963
                                                                 ==============   ==============



See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                      Years ended October 31, 1999 and 1998


                                                    1999             1998
                                               --------------   --------------

Net sales (note 13)                          $   10,138,428       11,999,311
Cost of sales                                     8,499,912        9,826,994
                                               --------------   --------------
         Gross profit                             1,638,516        2,172,317
                                               --------------   --------------

Operating expenses:
    Selling                                         924,412        1,334,762
    General and administrative                    1,316,090        1,636,457
                                               --------------   --------------
                                                  2,240,502        2,971,219
                                               --------------   --------------

         Loss from operations                      (601,986)        (798,902)
                                               --------------   --------------

Other income (expense):
    Interest (note 3)                                61,474           66,255
    Provision for legal judgment (note 9)           (24,000)        (495,000)
    Other                                            16,717           63,758
    Interest expense                               (282,057)        (221,439)
                                               --------------   --------------
                                                   (227,866)        (586,426)
                                               --------------   --------------

Loss before income taxes                           (829,852)      (1,385,328)

Income tax provision (note 10):
    Current                                            --                --
    Deferred                                           --                --
                                               --------------   --------------
                                                       --                --

         Net loss                            $     (829,852)      (1,385,328)
                                               ==============   ==============

Basic and diluted loss per share             $        (0.15)           (0.25)
                                               ==============   ==============


Weighted average number of shares                 5,516,349        5,475,171
                                               ==============   ==============



See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                      Years ended October 31, 1999 and 1998



                                     Common Stock
                              Par Value $.01 Authorized
                                  25,000,000 Shares                                      Treasury Stock
                              --------------------------                             ----------------------    Notes
                                 Number                    Additional                  Number                Receivable
                                of Shares        Par        Paid-in     Accumulated     of                      from
                                 Issued        Issued       Capital       Deficit      Shares      Cost      Stockholder    Totals
                              ------------   -----------  -----------   -----------  ----------  ----------  -----------  ----------

Balance, October 31, 1997       5,996,081    $ 59,961     6,205,436     (2,870,589)   663,526    $(419,306)   (360,967)   2,614,535

Net adjustment of note
    receivable from
    stockholders (note 3)              --          --            --         --             --       --          (2,842)      (2,842)

Shares issued (note 14)           183,794       1,838       141,751         --             --       --          --          143,589

Net loss                               --          --            --     (1,385,328)        --       --          --       (1,385,328)
                              ------------   -----------  -----------   -----------  ----------  ----------  -----------  ----------

Balance, October 31, 1998       6,179,875    $ 61,799     6,347,187     (4,255,917)   663,526    $(419,306)   (363,809)   1,369,954

Net adjustment of note
    receivable from
    stockholders (note 3)              --          --            --         --             --       --         (13,902)     (13,902)

Net loss                               --          --            --       (829,852)        --       --          --         (829,852)
                              ------------   -----------  -----------   -----------  ----------  ----------  -----------  ----------

Balance, October 31, 1999       6,179,875    $ 61,799     6,347,187     (5,085,769)   663,526    $(419,306)   (377,711)     526,200
                              ============   ===========  ===========   ===========  ==========  ==========  ===========  ==========


See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                      Years ended October 31, 1999 and 1998



                                                                      1999              1998
                                                                 ----------------  ---------------

Cash flows from operating activities:
    Net loss                                                     $  (829,852)        (1,385,328)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
      Depreciation and amortization                                  191,371            210,481
      Provision for doubtful accounts                                     --            (52,000)
      (Increase) decrease in assets and liabilities:
         Accounts receivable                                         294,627            442,713
         Inventories                                                 602,899           (302,010)
         Prepaid expenses and other current assets                   (10,699)            77,003
         Other assets                                                (39,472)           (93,868)
         Accounts payable                                            337,792            (67,877)
         Accrued liabilities and legal judgment                       (4,280)           640,143
         Customer deposits                                           212,930            128,883
                                                                 ----------------  ---------------

           Net cash provided by (used in) operating activities       755,316           (401,860)
                                                                 ----------------  ---------------







See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                      Years ended October 31, 1999 and 1998



                                                                       1999               1998
                                                                 ------------------  ---------------

Cash flow from investing activities:
    Net investment in notes receivable from stockholders       $         (13,902)          (2,842)
    Purchase of property and equipment                                   (17,782)         (28,583)
    Purchase of minority interest                                             --          (15,000)
                                                                 ------------------  ---------------

         Net cash used in investing activities                           (31,684)         (46,425)
                                                                 ------------------  ---------------

Cash flow from financing activities:
    Proceeds/drawings from long-term debt and
      revolving promissory note                                       10,328,167        4,857,689
    Payments on long-term debt, revolving promissory
      note and capital leases                                        (11,102,716)      (4,420,838)
                                                                 ------------------  ---------------

         Net cash (used in) provided by financing activities            (774,549)         436,851
                                                                 ------------------  ---------------

         Net decrease in cash and cash equivalents                       (50,917)         (11,434)

Cash and cash equivalents at beginning of year                            69,349           80,783
                                                                 ------------------  ---------------
Cash and cash equivalents at end of year                       $          18,432           69,349
                                                                 ==================  ===============

Supplemental cash flow information:
    Cash paid for interest                                     $         263,903          201,660
                                                                 ==================  ===============
    Cash paid for income taxes                                 $              --               --
                                                                 ==================  ===============


Supplemental disclosure of noncash transactions:
    During 1998, the Company exchanged 183,794 shares of common stock for the remaining minority interest in equity of subsidiary (note 14).



See accompanying notes to consolidated financial statements.

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            October 31, 1999 and 1998




(1)      Nature of Business

         Waste Technology Corp. (the Company) is a manufacturer of baling machines which utilize mechanical, hydraulic and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills and paper recycling facilities throughout the United States, the Far east and South America. During fiscal 1999, the Company had two manufacturing subsidiaries, International Baler Corp. (IBC), located in Jacksonville, Florida, and International Press and Shear, Corp. (IPS), located in Baxley, Georgia.

         In December 1999, the Company sold the assets of its IPS subsidiary of approximately $2,140,000 to two IPS officers for $800,000 and the assumption of $1,970,000 liabilities. The IPS subsidiary was formed in the second quarter of fiscal 1995 and greatly expanded the manufacturing capacity of the Company. Operating losses at IPS are a significant cause of the consolidated losses in both 1999 and 1998. These losses occurred primarily as a result of the continuing depressed recycled products markets, as well as higher than anticipated costs of sales and selling and administrative expenses. In the fourth quarter of 1998 and continuing in 1999, the Company effectuated significant cost reductions which exceeded $700,000 in fiscal 1999. These cost cutting measures included personnel eliminations, salary reductions and advertising reductions.

         The Company's management and board of directors have substantial concern over recent operating performances, however, it believes that is has several viable options to continue as a going concern.

         With the elimination of the IPS subsidiary, the Company anticipates that operating results should be significantly improved in fiscal 2000. The Company has introduced new textile balers, new corrugated balers and has been marketing the patented hinge side baler. The Company's backlog at December 31, 1999 is approximately $2,540,000. The Company anticipates that these products will also have a significant impact on sales in fiscal 2000.

         With some of the proceeds from the sale of assets of IPS, the Company has paid the outstanding balance of the loan from Foothill Capital Corporation which had an interest rate of 14.75% (note 6). The Company is in the process of securing a new line of credit at a more favorable interest rate.


(2)      Summary of Significant Accounting Policies

         (a)      Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of Waste Technology Corp. and all of its wholly owned subsidiaries. Intercompany balances and material intercompany transactions have been eliminated in consolidation.


                                                                     (continued)

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            October 31, 1999 and 1998




         (b)      Use of Estimates

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

         (c)      Cash and cash equivalents

                  For purposes of cash flows, cash and cash equivalents include cash on hand, bank demand accounts and money market accounts having original maturities of less than three months.

         (d)      Inventories

                  Inventories are stated at the lower of cost or market. Cost is determined by a method that approximates the first-in, first-out method.

         (e)      Depreciation

                  The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the double-declining balance and straight line methods over the estimated lives of 5 years for machinery and equipment and 31 years for buildings. Gain or loss upon retirement or disposal of property, plant and equipment is recorded as other income or expense.

                  The Company evaluates its long-lived assets for impairment when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value.


                                                                     (continued)
                                      F-11

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            October 31, 1999 and 1998




         (f)      Income Taxes

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

         (g)      Earnings (Loss) Per Share and Stock Split

                  Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be antidilutive.

         (h)      Stock-Based Compensation

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



                                                                     (continued)
                                      F-12

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            October 31, 1999 and 1998




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

         On July 15, 1991, the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The Financing of the transactions was paid with funds borrowed from the Company with the unanimous approval of the Company's Board of Directors. The four individuals executed promissory notes in favor of the Company, originally payable in three annual installments due July 15, 1992-1994 plus accrued interest from July 15, 1991 at the rate of 9% per annum. The former Chairman's promissory note was satisfied in 1993. The Company extended the initial installment date for the General Counsel to begin on July 15, 1997. No payments were made during the years ended October 31, 1999 or 1998. The debt is collateralized by a lien on the 134,591 shares of the Company's common stock and a personal guarantee of each borrower to the extent of his loan and the guarantee of General Counsel's law firm to the extent of his loan. On June 13, 1995, the General Counsel and his law firm exercised their option to purchase 250,000 shares of Waste Technology Corp. common stock at $1.00 per share, whereby, the Company reduced the legal fees payable to the law firm in lieu of cash. These shares are also being held as collateral for the note receivable from the General Counsel.

         During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, notes receivable from the General Counsel, net of accrued legal fees of $377,711 and $363,809, are presented as a reduction of stockholders' equity at October 31, 1999 and 1998, respectively.

         On December 29, 1995, the Company transferred a life insurance policy, covering the life of its president, to the president in exchange for a note receivable. The amount of the note receivable from the president is equal to the amount of the cash surrender value of the policy at the time of the transfer. Interest accrues at the rate of 6% per annum. No principal or interest is due until proceeds from the policy are realized. The note receivable from the president was $356,778 and $300,082 at October 31, 1999 and 1998, respectively.


                                                                     (continued)
                                      F-13

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            October 31, 1999 and 1998




         The statement of operations includes interest income on officer and director notes receivable of $55,140 and $52,785 for 1999 and 1998, respectively. Legal expenses to the General Counsel and his law firm were $56,021and $65,758 for fiscal 1999 and 1998, respectively.


(4)      Inventories

         Inventories consisted of the following:
                                                     1999          1998
                                                  ----------   -----------

               Finished products                $   283,034      522,929
               Work in process                      408,464      643,170
               Raw materials                      1,386,891    1,515,189
                                                  ----------   ----------
                                                $ 2,078,389    2,681,288
                                                  ==========   ==========


(5)      Property, Plant and Equipment

         The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:

                                                         1999          1998
                                                     -----------   -----------
         Land                                        $   77,304        75,000
         Buildings and improvements                   2,264,729     2,264,729
         Machinery and equipment                      1,171,465     1,106,416
         Vehicles                                       129,257       170,697
                                                      ---------  -------------
                                                      3,642,755     3,616,842
         Less accumulated depreciation and
         amortization                                 1,709,686     1,559,753
                                                     -----------   -----------
                                                     $1,933,069     2,057,089
                                                     ===========   ===========

         Depreciation expense was $191,371 and $193,262 in 1999 and 1998, respectively. Included in buildings and improvements at October 31, 1999 and 1998 are assets recorded under a capital lease in the amount of $1,359,190. Amortization of the assets under capital lease in the amount of $43,677 and $43,926 is included in depreciation expense for the years ended October 31, 1999 and 1998, respectively.


                                                                     (continued)
                                      F-14

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            October 31, 1999 and 1998




(6)      Revolving Promissory Note

         The Company had a $2,000,000 line of credit with $553,852 outstanding at October 31, 1999. The line of credit is secured by substantially all assets. Advances under the revolving line are limited to the aggregate of up to 85% of eligible accounts receivable less than 90 days old and 30% of eligible raw materials and finished goods inventory. As of October 31, 1999, the balance of the revolving line approximated the maximum borrowing capacity available to the Company. The revolving line bears interest at the prime rate plus 6.5% (14.75% at October 31, 1999) with the principal amount payable on demand.

         In December 1999, the Company paid the outstanding balance on the line of credit. The Company is in the process of securing a new line of credit at a more favorable interest rate.


(7)      Long-Term Debt

         Long-term debt consists of the following:

                                                                       1999          1998
                                                                    ----------   -----------

        Term note payable to bank, at prime rate, due in equal
           monthly installments of $9,028, plus interest,
           through August 2002, secured by substantially
           all assets                                                $ 306,944      415,278

        Term note payable to bank at 9.75%,
           due in monthly installments of $2,466, including             51,654           --
           interest through September 2003

        Term note payable to Appling County, Georgia at 4.0%,
           due in monthly installments of $3,417, including
           interest through July 2003                                  142,457      177,127
                                                                     ----------   ----------
                                                                       501,055      592,405
        Amounts classified as current                                  195,985      142,886
                                                                     ----------   ----------

                                                                   $   305,070      449,519
                                                                     ==========   ==========


         Based on recent negotiations with financial institutions the Company's debt substantially approximates fair value, except for the term note payable to Appling County due to the nature of the instrument.


                                                                     (continued)
                                      F-15

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            October 31, 1999 and 1998




         The term note payable to bank contains certain covenants, whereby the Company must maintain, among other things, specified levels of minimum net worth and working capital, and maintain a specified ratio of maximum debt to worth, and current ratio.

         The Company violated certain financial covenants of the above term note as of October 31, 1999. The lender has waived these covenant violations. There is no assurance that the lender will provide future waivers should the Company continue to experience covenant violations. If such events occurred and the lender called the debt, management would be required to obtain alternative financing sources.

         For the period ending October 31, contractual maturities are as follows:

                        2000                       $   195,985
                        2001                           145,757
                        2002                           129,217
                        2003                            30,096
                        Thereafter                          --
                                                     ----------
                                                   $   501,055
                                                     ==========


(8)      Capital Lease

         During 1996, International Press and Shear (IPS) entered into a capital lease agreement for its manufacturing facility.

         The following schedule provides for the minimum future lease payments and the present value of the commitment for the capital lease as of October 31, 1999:

               2000                                $    73,618
               2001                                     73,618
               2002                                     73,618
               2003                                     73,618
               2004                                     73,618
               2005-2011                               383,513
                                                     ----------
               Total net minimum lease payments        751,603
               Less amounts representing interest       82,053
                                                     ----------
               Present value of net minimum
                 obligations                           669,550
               Less current portion                     16,701
                                                     ----------
               Long-term obligations               $   652,849
                                                     ==========


                                                                     (continued)
                                      F-16

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            October 31, 1999 and 1998




         The present value of minimum future obligations shown above are calculated based on an 8.25% interest rate determined to be applicable at the inception of the lease. Interest expense on the outstanding obligations under capital leases was $57,122 and $58,096 for the period ending October 31, 1999 and 1998, respectively.

         The cost, accumulated amortization and net book value of the manufacturing facility under capital lease at October 31, 1999 are shown below. Cost represents the Company's direct investment in the facility.

               Cost                                $ 1,359,190
               Accumulated amortization               (177,690)
                                                     ----------
               Net book value                      $ 1,181,500
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

         The Company is a defendant in a suit against its former subsidiary, RAM Coating Technology Corporation (RAM), claiming breach of contract. In September 1998, a judgment against the Company and RAM's former insurance carrier, was given in the amount of $250,194 in damages, $110,000 in attorney's fees, all costs of proceedings, plus interest. The total amount of the legal judgment, including interest, of $519,000, is reflected on the balance sheet at October 31, 1999. The Company has filed a devolutive appeal, with a decision expected in early 2000. The Company will continue to vigorously defend the action.

         Other: The Company has an employment agreement with its president for a term of five years commencing on October 1, 1996. Annual compensation pursuant to the contract is $150,034, increased by 5% per year. In the event of a change in ownership of the Company and the president is not retained, he shall receive as a lump sum the compensation owed for the remaining term of the agreement.


                                                                     (continued)
                                      F-17

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            October 31, 1999 and 1998




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


(10)     Income Taxes

         The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company's effective rate are as follows:


                                                                 Fiscal 1999       Fiscal 1998

        Federal income tax benefit at statutory rate            $   (282,000)        (471,000)
        State income tax benefit, net
           federal income tax effect                                 (32,900)         (50,300)

        Other                                                         68,900           20,400
        Change in valuation allowance, net of correction
           to prior years' deferred taxes                            246,000          500,900
                                                                -------------    -------------
        Provision (benefit) for income taxes                    $         --               --
                                                                =============    =============


         The Company files consolidated federal and state income tax returns with its subsidiaries.


                                                                     (continued)
                                      F-18

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            October 31, 1999 and 1998




         The net change in the total valuation allowance for the years ended October 31, 1999 and 1998 was an increase of $246,000 and $500,900, respectively. Realization of net deferred tax assets is dependent on generating sufficient taxable income in the future. Based on current and anticipated future economic conditions, management cannot ascertain when it will become more likely than not that any portion of the net deferred tax asset will be realized.

         The significant components of the net deferred tax asset at October 31, 1999 and 1998 are as follows:


                                                           1999         1998

         Reserves and allowances                      $  412,000       400,000
         Property, plant and equipment                   100,000       103,000
         General business credit carryforward             20,000        20,000
         Net operating loss carryforward               1,344,000     1,111,000
         Other                                            93,000        89,000
                                                      -----------   -----------
                                                       1,969,000     1,723,000
         Valuation allowance                           1,969,000     1,723,000
                                                      -----------   -----------
                                                      $       --            --
                                                      ===========   ===========


         Net operating loss carryforwards for tax purposes are approximately $3,571,000, which expire in years 2007 through 2013. IBC has general business tax credit carryforwards of approximately $20,000, which expires in the year 2000. The Company has an Alternative Minimum Tax Credit carryforward of approximately $30,000.


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


                                                                     (continued)
                                      F-19

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            October 31, 1999 and 1998




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

         During 1995, the Board of Directors issued 1,760,000 non-qualified stock options to purchase 1,760,000 shares of the Company's common stocks at prices ranging from $.75 to $1.00 per share. The options were issued to key employees. The options have antidilutive rights in the event of a split, reverse split, or recapitalization and are exercisable in whole or in part through 2002. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. Outstanding options as of October 31, 1999 are 1,584,000.

         In March 1994 and February 1993, the Board of Directors issued 550,000 and 700,000 non-qualified stock options, respectively, to purchase 550,000 and 700,000 shares, respectively, of the Company's common stock at $.50 per share. The options have antidilutive rights in the event of a split, reverse split or recapitalization and are exercisable in whole or in part through March 2003 and September 1, 2002, respectively. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. Options outstanding as of October 31, 1999 are 50,000 and 200,000, respectively.


                                                                     (continued)
                                      F-20

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            October 31, 1999 and 1998




         A summary of the status of the Company's stock options is presented below:


                                                                  Weighted
                                                                  average
                                                 Shares       exercise price
                                                 ------       --------------

         Outstanding, October 31, 1997        $ 2,198,612          .9123

         Canceled or surrendered                 (259,612)         .7929

         Outstanding, October 31, 1998          1,939,000          .9048
                                              ============      =========

         Canceled or surrendered                 (105,000)         .8393

         Outstanding, October 31, 1999          1,834,000          .9085
                                              ============      =========


         Shares exercisable                     1,595,200      $   .8948
                                              ============      =========



         The outstanding stock options at October 31, 1999, have an exercise price ranging from $.50 to $1.00 per share and a remaining contractual term ranging from two to five years. Compensation cost for stock options under SFAS No. 123 is not provided because all options granted during and after November 1, 1996 have been canceled or surrendered.


(12)     Employees' Benefit Plan

         The Company instituted a profit sharing plan for its employees in 1989 by contributing 375,000 shares of its stock to the trust, having a fair market value of $165,000 on the transfer date. The Company made no contributions to the plan in 1999 or 1998.


                                                                     (continued)
                                      F-21

                   WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            October 31, 1999 and 1998




(13)     Export Sales

         Export sales were approximately 12% and 16% for the years ended October 31, 1999 and 1998, respectively. The principal international markets served by the Company, include Canada, China, England, India, Korea, Japan and Thailand. No sales in one geographic region exceed 10%.

(14)     Purchase of Minority Interest in IBC

         Effective January 22, 1998, the Company issued 183,794 shares to acquire the remaining interest in IBC. This transaction has been accounted for as a purchase. Accordingly, the excess minority interest liability recorded by the Company over the market value of the shares issued was recorded as a reduction of long-lived assets.

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


                                              Dated:   January 27, 2000

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                     Title                         Date


/s/ Ted C. Flood              Chief Executive               January 27, 2000
----------------              Officer, and Director
Ted C. Flood


/s/ Morton S. Robson          Director                      January 27, 2000
--------------------
Morton S. Robson


                              Director                      January   , 2000
---------------------
Robert Roth


/s/ William E. Nielsen        Director, Principal           January 27, 2000
----------------------        Financial and
William E. Nielsen            Accounting Officer