Form 10QSB
period 2000-01-31
WASTE TECHNOLOGY CORP
filed 2000-03-14
CIK 781902

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     January 31, 2000    .
                              --------------------------

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to
                               ----    ----

                         Commission File Number 0-14443

                          WASTE TECHNOLOGY CORPORATION
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

      At February 29, 2000, Registrant had outstanding 5,516,349 shares of its Common Stock.

      Transitional small business disclosure format check one:

                             Yes           No  X
                                -----        -----

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----

PART I.     FINANCIAL INFORMATION ......................................................3

      ITEM I.   FINANCIAL STATEMENTS

      o   Consolidated Balance Sheets as of January 31, 2000,
          and October 31, 1999 .........................................................3

      o   Consolidated Statements of Income for the three
          months ended January 31, 2000, and
          January 31, 1999 .............................................................5

      o   Consolidated Statements of Changes in Stockholders' Equity for the
          period from October 31, 1998, to January 31, 2000 ............................6

      o   Consolidated Statements of Cash Flows for the three
          months ended January 31, 2000, and
          January 31, 1999. ............................................................7

      o   Notes to Financial Statements ................................................8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................11


PART II.  OTHER INFORMATION

      o   Signatures ..................................................................13

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                01/31/00          10/31/99
                                                               Unaudited

ASSETS

Current Assets:
  Cash and cash equivalents                                       $10,178           $18,432
  Accounts receivable, net of allowance for
    doubtful accounts of $86,000 and $138,000 respectively        982,119         1,282,095
  Inventories                                                   1,600,853         2,078,389
  Prepaid expense and other current assets                          3,492            11,521
  Receivable from sale of assets                                   90,972                 0

                                                            ---------------   ---------------
          Total current assets                                  2,687,614         3,390,437


Property, plant and equipment at cost                           1,831,567         3,642,755
  Less:  accumulated depreciation                               1,180,706         1,709,686

                                                            ---------------   ---------------
          Net property, plant & equipment                         650,861         1,933,069


Other assets:
  Other assets                                                      9,353            31,818
  Due from Officer                                                361,402           356,778
                                                            ---------------   ---------------
          Total other assets                                      370,755           388,596

                                                            ---------------   ---------------
          TOTAL ASSETS                                         $3,709,230        $5,712,102


See accompanying notes to consolidated financial statements

           WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                       01/31/00          10/31/99
                                                      Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                     $0          $553,852
  Current maturities of long-term debt                     108,333           195,985
  Capital Lease obligation                                       0            16,701
  Accounts payable                                         573,607         1,613,837
  Accrued liabilities                                      521,830           559,773
  Customer deposits                                        597,378           768,835
  Accrued Judgment                                         526,000           519,000
                                                    ---------------   ---------------
          Total current liabilities                      2,327,148         4,227,983


Long-term debt                                             171,528           305,070
Capital Lease obligation, less current maturities                0           652,849

                                                    ---------------   ---------------
          Total liabilities                              2,498,676         5,185,902

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 2000 & 1999, respectively              61,799            61,799
  Preferred stock, par value $.0001,
    10,000,000  shares authorized, none issued                   -                 -
  Additional paid-in capital                             6,347,187         6,347,187
  Accumulated deficit                                   (4,416,655)       (5,085,769)

                                                    ---------------   ---------------
                                                         1,992,331         1,323,217

Less:  Treasury stock, 663,526 shares at cost              419,306           419,306
Less:  Note receivable from shareholders                   362,471           377,711

                                                    ---------------   ---------------
          Total stockholders' equity                     1,210,554           526,200

                                                    ---------------   ---------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $3,709,230        $5,712,102


See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

Three months ended:                                    01/31/00          01/31/99

Net Sales                                               $2,457,308        $2,171,154

Cost of Sales                                            1,901,892         1,889,688

                                                    ---------------   ---------------
Gross Profit                                               555,416           281,466

Operating Expenses:
  Selling                                                  173,491           224,146
  General and Administrative                               299,120           359,017

                                                    ---------------   ---------------
    Total operating expenses                               472,611           583,163

Operating Income (Loss)                                     82,805          (301,697)

Other Income (Expense):
  Interest & Dividends                                      18,934            15,109
  Interest Expense                                         (55,167)          (60,307)
  Other Income                                               2,613             4,194
  Net Gain on Disposal of Fixed Assets                     626,929                 0
  Provision for Judgment                                    (7,000)           (5,000)
                                                    ---------------   ---------------
    Total Other Income (Expense)                           586,309           (46,004)


                                                    ---------------   ---------------
Income (Loss) before income taxes                          669,114          (347,701)

Income Tax Provision
  Current
  Deferred

                                                    ---------------   ---------------
NET INCOME (LOSS)                                         $669,114         ($347,701)


Basic and diluted Income (Loss) per share                     0.12             (0.06)

Weighted average number of shares                        5,516,349         5,516,349


See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     for three months ended January 31, 2000
                                    unaudited


                                        Common Stock
                                      Par Value $.01 Authorized
                                         25,000,000                                                               Treasury Stock

                                         NUMBER                            ADDITIONAL                                 NUMBER
                                        OF SHARES            PAR             PAID-IN           ACCUMULATED              OF
                                         ISSUED             VALUE            CAPITAL            DEFICIT               SHARES

       Balance at October 31, 1998      6,179,875       $   61,799       $  6,347,187      $  (4,255,917)            663,526


Net Adjustment of Note Receivable
     from shareholder                       -                 -                 -                  -                    -


Net Income (Loss)                           -                 -                 -              (829,852)                -


                                      --------------      -----------      ------------      --------------       ---------------
       Balance at October 31, 1999      6,179,875       $   61,799       $  6,347,187      $  (5,085,769)            663,526

Net Adjustment of Note Receivable
     from shareholder

Net Income (loss)                                                                               669,114

                                      --------------      -----------      ------------      --------------       ---------------
Balance at January 31, 2000             6,179,875       $   61,799       $  6,347,187      $  (4,416,655)            663,526




                                                                             TOTAL
                                                                           STOCKHOLDERS'
                                           COST             OTHER            EQUITY

       Balance at October 31, 1998    $  (419,306)      $ (363,809)      $  1,369,954


Net Adjustment of Note Receivable
     from shareholder                        -             (13,902)           (13,902)


Net Income (Loss)                            -                -              (829,852)


                                        ------------      -----------      -----------
       Balance at October 31, 1999       (419,306)        (377,711)      $    526,200

Net Adjustment of Note Receivable
     from shareholder                                       15,240             15,240

Net Income (loss)                                                             669,114

                                        ------------      -----------      -----------
Balance at January 31, 2000           $  (419,306)      $ (362,471)      $  1,210,554


See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    unaudited

For  Three Months Ended                                                       01/31/00            01/31/99

Cash flow from operating activities:

     Net (loss) income                                                    $    669,114         $  (347,701)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                         32,437              78,322
          Gain from sale of equipment                                         (626,929)                  0
     Increase (decrease) from changes in:

          Accounts receivable                                                   39,705             550,675
          Inventories                                                          116,608             271,522
          Prepaid expenses and other current assets                           (101,762)               (789)
          Other assets                                                           9,987                   0
          Accounts payable                                                    (728,242)           (108,293)
          Accrued liabilities                                                    3,420             (77,163)
          Customer deposits                                                    480,721            (100,441)
          Accrued Judgment                                                       7,000               5,000
                                                                          --------------       -------------
               Net cash provided by (used in) operating activities             (97,941)            271,132

Cash flows from investing activities:

     Increase in notes receivable from shareholders                             15,240             (13,634)
     Purchase of property and equipment                                              0              (2,304)
     Proceeds from sale of assets and liabilities                              661,220                   -
                                                                          ----------------     -------------
               Net cash provided by (used in) investing activities             676,460             (15,938)

Cash flows from financing activities:

     Increase (decrease) in Debt                                              (586,773)           (320,666)

                                                                          ----------------     -------------
               Cash flows provided by (used in) financing activities          (586,773)           (320,666)


Net increase (decrease) in cash                                                 (8,254)            (65,472)
Cash at beginning of period                                                     18,432              69,349
Cash at end of period                                                           10,178               3,877


Supplemental schedule of disclosure of cash flow information
Cash paid during period for:

  Interest                                                                      44,214              55,309
  Income taxes                                                                       0                   0



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

In December 1999, the Company sold the assets of its IPS subsidiary of approximately $2,000,000 to two IPS officers for $800,000 and the assumption of $1,900,000 liabilities. The IPS subsidiary was formed in the second quarter of fiscal 1995, and greatly expanded the manufacturing capacity of the Company. Operating losses at IPS are a significant cause of the consolidated losses in both 1999 and 1998. These losses occurred primarily as a result of the continuing depressed recycled products markets, as well as higher than anticipated costs of sales and selling and administrative expenses. In the fourth quarter of 1998 and continuing in 1999 and the first quarter of fiscal 2000, the Company effectuated significant cost reductions which exceeded $700,000 in fiscal 1999. These cost cutting measures included personnel eliminations, salary reductions and advertising reductions.

The Company's management and Board of Directors have substantial concern over recent operating performances, however, it believes that it has several viable options to continue as a going concern.

With the elimination of the IPS subsidiary, the Company anticipates that operating results should be significantly improved in fiscal 2000. The Company has introduced new textile balers, new corrugated balers and has been manufacturing the patented hinge side baler and marketing it under the trade name "Expando Hopper." The Company's backlog at February 29, 2000, is approximately $1,670,000.

With some of the proceeds from the sale of assets of IPS, the Company has paid the outstanding balance of the loan from Foothill Capital Corporation which had an interest rate of 14.75% (note 5). The Company is in the process of securing a new line of credit at a more favorable interest rate.


2. Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2000, are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the Company's Annual Report on form 10-KSB for the year ended October 31, 1999, and the Management Discussion included in this form 10-QSB.

Certain prior year amounts have been reclassified to conform with the current year's presentation.


3. Summary of Significant Account Policies:

(a) Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Waste Technology Corporation and all of its wholly owned and majority owned subsidiaries. Intercompany balances and material intercompany transactions have been eliminated in consolidation.

(b)  Basic and Diluted Earnings (Loss) Per Share:

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods or in periods in which options are "out of the money", as they would be antidilutive.


4. Related Party Loan and Notes Receivable:

The Company was indebted in the amount of $443,791 to the General Counsel and his law firm at January 31, 2000. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at January 31, 2000.

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

5. Revolving Promissory Note:

The Company had a $2,000,000 line of credit with $553,852 outstanding at October 31, 1999. The line of credit was secured by substantially all assets. In December 1999, the Company paid the outstanding balance on the line of credit. The Company is in the process of securing a new line of credit at a more favorable interest rate.


6.  Term Notes and Capital Leases:

The term note payable to Appling County, Georgia, the term note payable to a bank ($51,654) and the capital lease related to the Baxley facility were assumed by purchasers of the assets of the IPS operations.


  Long-term debt consists of the following:

                                                                01-31-00   10-31-99

  Term note payable to bank at prime rate, due in equal
  monthly installments of $9,028, plus interest through
  August 2002, secured by substantially all assets.             $279,861   $306,944

  Term note payable to Appling County, Georgia at
  4.0% due in equal monthly installments of $3,417,
  including interest through July 2003.                            ---      142,457

  Term Note payable to bank at 9.75%. Due in monthly
  installments of $2,466, including interest through
  September, 2003.                                                 ---       51,654
                                                                --------   --------
                                                                 279,861    501,055
  Amounts classified as current                                  108,333    195,985
                                                                --------   --------
                                                                $171,528   $305,070
                                                                ========   ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations: Three Month Comparisons

In the first quarter of 2000, the Company sold the assets of its International Press and Shear Corporation (IPS) subsidiary to two IPS officers for $800,000 and the assumption of the subsidiary's liabilities. With the elimination of the IPS subsidiary, the Company anticipates that operating results should be significantly improved in fiscal 2000. The Company has introduced new textile balers, new corrugated balers and has been marketing the patented hinge-side baler. The Company anticipates that these products will also have a significant impact on sales in fiscal 2000.

For the first quarter ending January 31, 2000, the Company had net sales of $2,457,308, as compared to $2,171,154 in the first quarter of 1999, an increase of 13.2%. The increase in shipments was the result of higher shipments at the International Baler Corporation (IBC) and Consolidated Baling Machine Company
(CBM) operations partially offset by lower shipments at IPS.

The Company had net income of $669,114 in the first quarter of 2000, as compared to a loss of $347,701 in the first quarter of 1999. The net income in the first quarter included a gain on the sale of the IPS assets of $626,929. Operating income in the quarter improved from a loss of $301,697 in 1999, to operating income of $82,805 in 2000. The higher operating income is the result of higher gross profit margins relating to the sales of specialty balers at IBC and CBM and lower selling and administrative expenses, due in part to the sale and discontinuance of the IPS operations.

The order backlog as of February 29, 2000, was $1,670,000 as compared to $2,146,000 at February 28, 1999. In the prior year the backlog included IPS orders of $375,000.


Financial Condition:

Net working capital increased from a deficit of $837,546 at October 31, 1999, to $360,466 at January 31, 2000. This improvement is primarily due to the sale of the IPS assets including the assumption of the liabilities of IPS by the buyers.

With some of the proceeds from the sale of the assets of IPS, the Company has paid the outstanding balance of the loan from Foothill Capital Corporation, which had an interest rate of 14.75%. The Company is in the process of securing a new line of credit at a more favorable interest rate.

The term note with SouthTrust Bank had a balance of $279,861 at January 31, 2000, and is due in equal monthly installments of $9,028, plus interest at the prime rate to August 2002.

Our auditors, KPMG LLP, have stated in the "Report of Independent Accountants" for October 31, 1999, to the shareholders of Waste Technology Corporation that there is "substantial doubt" about the Company's ability to continue as a going concern. The Company's Management and Board of Directors have substantial concern over recent operating performances, however, it believes that it will prove to be profitable in the future. The company continues to make efforts to reduce costs and improve marketing.

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

Dated: March 10, 2000               WASTE TECHNOLOGY CORPORATION


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