Form 10QSB
period 2000-04-30
WASTE TECHNOLOGY CORP
filed 2000-06-13
CIK 781902

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
    X    Quarterly report pursuant to Section 13 or 15 (d) of the Securities
  ----   Exchange Act of 1934

For the quarterly period ended        April 30, 2000     .
                              ---------------------------

         Transition report pursuant to Section 13 or 15 (d) of the Securities ------ Exchange Act of 1934

For the transition period from           to           .
                               ---------    ----------

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

                                 (904) 355-5558
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
         At May 31, 2000, Registrant had outstanding 5,516,349 shares of its
                                 Common Stock.

         Transitional small business disclosure format (check one):

                        Yes                       No   X
                             ---                      ---

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM I.  FINANCIAL STATEMENTS
              o Consolidated Balance Sheets as of April 30, 2000
                and October 31, 1999.......................................................................  3

              o Consolidated Statements of Income for the three months and six months ended April 30, 2000 and April 30, 1999.........................................  5

              o Consolidated Statements of Changes in Stockholders' Equity
                for the period from October 31, 1998 to April 30, 2000.....................................  7

              o Consolidated Statements of Cash Flows for the three months and six months ended April 30, 2000 and April 30, 1999.....................................  8

              o Notes to Consolidated Financial Statements ................................................ 10


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS............................................................................ 13

PART II. OTHER INFORMATION

              o   Signatures .............................................................................. 16

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     04/30/00                  10/31/99
                                                                                    Unaudited

ASSETS

Current Assets:
  Cash and cash equivalents                                                           $14,332                   $18,432
  Accounts receivable, net of allowance
    for doubtful accounts of $86,000 and $138,000 respectively                      1,067,864                 1,282,095
  Inventories                                                                       1,385,853                 2,078,389
  Prepaid expense and other current assets                                                775                    11,521
                                                                           -------------------      --------------------

          Total current assets                                                      2,468,824                 3,390,437


Property, plant and equipment at cost                                               1,831,567                 3,642,755
  Less:  accumulated depreciation                                                   1,197,332                 1,709,686
                                                                           -------------------      --------------------

          Net property, plant & equipment                                             634,235                 1,933,069


Other assets:
  Other assets                                                                          8,478                    31,818
  Due from Officer                                                                    365,875                   356,778
                                                                           -------------------      --------------------

          Total other assets                                                          374,353                   388,596
                                                                           -------------------      --------------------

          TOTAL ASSETS                                                             $3,477,412                $5,712,102





See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     04/30/00                  10/31/99
                                                                                    Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                                                $0                  $553,852
  Current maturities of long-term debt                                                108,333                   195,985
  Capital Lease obligation                                                                  0                    16,701
  Accounts payable                                                                    557,451                 1,613,837
  Accrued liabilities                                                                 623,472                   559,773
  Customer deposits                                                                   157,624                   768,835
  Accrued Judgment                                                                    532,000                   519,000
                                                                           -------------------      --------------------

          Total current liabilities                                                 1,978,880                 4,227,983

Long-term debt                                                                        144,444                   305,070
Capital Lease obligation, less current maturities                                           0                   652,849
                                                                           -------------------      --------------------

          Total liabilities                                                         2,123,324                 5,185,902

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 2000 & 1999, respectively                                         61,799                    61,799
  Preferred stock, par value $.0001,
    10,000,000 shares authorized, none issued
  Additional paid-in capital                                                        6,347,187                 6,347,187
  Accumulated deficit                                                              (4,272,526)               (5,085,769)
                                                                           -------------------      --------------------

                                                                                    2,136,460                 1,323,217

Less:  Treasury stock, 663,526 shares at cost                                         419,306                   419,306
Less:  Note receivable from shareholders                                              363,066                   377,711
                                                                           -------------------      --------------------

          Total stockholders' equity                                                1,354,088                   526,200
                                                                           -------------------      --------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $3,477,412                $5,712,102




See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED




Three months ended:                                                                  04/30/00            04/30/99

Net Sales                                                                          $2,317,750                $2,122,545

Cost of Sales                                                                       1,732,953                 1,804,583
                                                                           -------------------      --------------------

Gross Profit                                                                          584,797                   317,962

Operating Expenses:
  Selling                                                                             164,551                   253,563
  General and Administrative                                                          275,113                   356,871
                                                                           -------------------      --------------------

    Total operating expenses                                                          439,664                   610,434

Operating Income (Loss)                                                               145,133                  (292,472)

Other Income (Expense):
  Interest & Dividends                                                                 16,296                    14,993
  Interest Expense                                                                    (11,786)                  (80,557)
  Other Income                                                                            486                     1,313
  Net gain on Disposal of Fixed Assets                                                      0                         0
  Provision for Judgment                                                               (6,000)                   (6,000)
                                                                           -------------------      --------------------

    Total Other Income (Expenses)                                                      (1,004)                  (70,251)
                                                                           -------------------      --------------------

Income (Loss) before income taxes                                                     144,129                  (362,723)

Income Tax Provision
  Current                                                                                   0                         0
  Deferred                                                                                  0                         0
                                                                           -------------------      --------------------

NET INCOME  (LOSS)                                                                    144,129                  (362,723)



Basic and diluted Income (Loss) per share                                                0.03                     (0.07)

Weighted average number of shares                                                   5,516,349                 5,516,349


See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED



Six months ended:                                                                    04/30/00                  04/30/99

Net Sales                                                                          $4,775,058                $4,293,699

Cost of Sales                                                                       3,634,845                 3,694,271
                                                                           -------------------      --------------------

Gross Profit                                                                        1,140,213                   599,428

Operating Expenses:
  Selling                                                                             338,042                   477,709
  General and Administrative                                                          574,233                   715,888
                                                                           -------------------      --------------------

    Total operating expenses                                                          912,275                 1,193,597

Operating Income (Loss)                                                               227,938                  (594,169)

Other Income (Expense):
  Interest & Dividends                                                                 35,230                    30,102
  Interest Expense                                                                    (66,953)                 (140,864)
  Other Income                                                                          3,099                     5,507
  Net gain on Disposal of Fixed Assets                                                626,929                         0
  Provision for Judgment                                                              (13,000)                  (11,000)
                                                                           -------------------      --------------------

    Total Other Income (Expenses)                                                     585,305                  (116,255)
                                                                           -------------------      --------------------

Income (Loss) before income taxes                                                     813,243                  (710,424)

Income Tax Provision
  Current                                                                                   0                         0
  Deferred                                                                                  0                         0
                                                                           -------------------      --------------------

NET INCOME  (LOSS)                                                                    813,243                  (710,424)



Basic and diluted Income (Loss) per share                                                0.15                     (0.13)

Weighted average number of shares                                                   5,516,349                 5,516,349



See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              As of April 30, 2000
                                    unaudited


                                                       Common Stock
                                                Par Value $.01 Authorized
                                                      25,000,000 Shares
                                                ----------------------------------------
                                                     NUMBER                                     ADDITIONAL
                                                   OF SHARES                 PAR                  PAID-IN              ACCUMULATED
                                                     ISSUED                 VALUE                 CAPITAL                DEFICIT
                                                ----------------------------------------     ------------------     ----------------
       Balance at October 31, 1998                 6,179,875          $    61,799            $   6,347,187          $   (4,255,917)

Net Adjustment of Note Receivable
  from shareholder                                    -0-                    -0-                    -0-                    -0-

Net Income (Loss)                                     -0-                    -0-                    -0-                  (829,852)
                                                -----------------     ------------------     ------------------     ----------------
       Balance at October 31, 1999                 6,179,875          $    61,799            $   6,347,187          $  (5,085,769)


Net Adjustment of Note Receivable
  from shareholder                                    -0-                    -0-                    -0-                    -0-

Net Income (Loss)                                     -0-                    -0-                    -0-                   813,243
                                                -----------------     ------------------     ------------------     ----------------
       Balance at April 30, 2000                   6,179,875          $    61,799            $   6,347,187          $  (4,272,526)



                                                Treasury Stock
                                              ----------------------------------------
                                                   NUMBER                                                               TOTAL
                                                     OF                                                              STOCKHOLDERS'
                                                   SHARES                  COST                  OTHER                   EQUITY
                                              ----------------------------------------     ------------------     ------------------
       Balance at October 31, 1998                663,526            $  (419,306)          $   (363,809)          $    1,369,954

Net Adjustment of Note Receivable
  from shareholder                                  -0-                    -0-                  (13,902)                 (13,902)

Net Income (Loss)                                   -0-                    -0-                    -0-                   (829,852)
                                              -----------------      -----------------     ------------------     ------------------
       Balance at October 31, 1999                663,526            $  (419,306)          $   (377,711)          $      526,200


Net Adjustment of Note Receivable
  from shareholder                                  -0-                    -0-                   14,645                   14,645

Net Income (Loss)                                   -0-                    -0-                    -0-                    813,243
                                              -----------------      -----------------     ------------------     ------------------
       Balance at April 30, 2000                  663,526            $  (419,306)          $   (363,066)          $    1,354,088




See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited

For The Three Months Ended                                                          04/30/00             04/30/99
Cash flow from operating activities:
  Net (loss) income                                                       $          144,129   $         (362,723)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                     17,501               78,318
    Gain from sale of equipment                                                            0                    0
  Increase (decrease) from changes in:
    Accounts receivable                                                              (85,745)              61,543
    Inventories                                                                      215,000              (22,579)
    Prepaid expenses and other current assets                                         93,689                 (209)
    Other assets                                                                     (4,473)                    0
    Accounts payable                                                                 (16,156)            (321,651)
    Accrued liabilities                                                              101,642               43,680
    Customer deposits                                                               (439,754)             608,402
    Accrued Judgment                                                                   6,000                6,000
                                                                            -----------------    -----------------
      Net cash provided by (used in) operating activities                             31,833               90,781

Cash flows from investing activities:
  Increase in notes receivable from shareholders                                        (595)             (33,588)
  Purchase of property and equipment                                                       0                    0
  Proceeds from sale of assets and liabilities                                             0                    0
                                                                            -----------------    -----------------
    Net cash provided by (used in) investing activities                                 (595)             (33,588)

Cash flows from financing activities:
  Increase (decrease) in Debt                                                        (27,084)             (49,661)
                                                                            -----------------    -----------------
    Cash flows provided by (used in) financing  activities                           (27,084)             (49,661)

Net increase (decrease) in cash                                                        4,154                7,532
Cash at beginning of period                                                           10,178                3,877
Cash at end of period                                                                 14,332               11,409

Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
   Interest                                                                           11,786               85,555
   Income taxes                                                                            0                    0


See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited

For The Six Months Ended                                                     04/30/00             04/30/99
Cash flow from operating activities:
  Net (loss) income                                                     $        813,243      $      (710,424)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                 49,938              156,640
    Gain from sale of equipment                                                 (626,929)                   0
  Increase (decrease) from changes in:
    Accounts receivable                                                          (46,040)             612,218
    Inventories                                                                  331,608              248,943
    Prepaid expenses and other current assets                                     (8,073)                (998)
    Other assets                                                                   5,514                    0
    Accounts payable                                                            (744,398)            (429,944)
    Accrued liabilities                                                          105,062              (33,483)
    Customer deposits                                                             40,967              507,961
    Accrued Judgment                                                              13,000               11,000
                                                                        -----------------    -----------------
      Net cash provided by (used in) operating activities                        (66,108)             361,913

Cash flows from investing activities:
  Increase in notes receivable from shareholders                                  14,645              (47,222)
  Purchase of property and equipment                                                   0               (2,304)
  Proceeds from sale of assets and liabilities                                   661,220                    0
                                                                        -----------------    -----------------
    Net cash provided by (used in) investing activities                          675,865              (49,526)

Cash flows from financing activities:
  Increase (decrease) in Debt                                                   (613,857)            (370,327)
                                                                        -----------------    -----------------
    Cash flows provided by (used in) financing  activities                      (613,857)            (370,327)

Net increase (decrease) in cash                                                   (4,100)             (57,940)
Cash at beginning of period                                                       18,432               69,349
Cash at end of period                                                             14,332               11,409

Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
   Interest                                                                       56,000              140,864
   Income taxes                                                                        0                    0


See accompanying notes to consolidated financial statements

Waste Technology Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.   Nature of Business:

Waste Technology Corporation (the Company) is a manufacturer of baling machines which utilize technical, hydraulic and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills, and paper recycling facilities throughout the United States, the Far East, Europe, and South America. During fiscal 1999, the Company had two manufacturing subsidiaries, International Baler Corp. (IBC), located in Jacksonville, Florida, and International Press and Shear, Corporation (IPS), located in Baxley, Georgia.

In December 1999, the Company sold the assets of its IPS subsidiary of approximately $2,000,000 to two IPS officers for $800,000 and the assumption of $1,900,000 liabilities. The IPS subsidiary was formed in the second quarter of fiscal 1995 and greatly expanded the manufacturing capacity of the Company. Operating losses at IPS are a significant cause of the consolidated losses in both 1999 and 1998. These losses occurred primarily as a result of the continuing depressed recycled products markets, as well as higher than anticipated costs of sales and selling and administrative expenses. In the fourth quarter of 1998 and continuing in 1999 and the first half of fiscal 2000, the Company effectuated significant cost reductions which exceeded $700,000 in fiscal 1999. These cost cutting measures included personnel eliminations, salary reductions and advertising reductions. The CEO has taken over the direction of the sales and marketing functions.

The Company's management and Board of Directors have substantial concern over recent operating performances, however, it believes that it has several viable options to continue as a going concern.

With the elimination of the IPS subsidiary, the Company anticipates that operating results should be significantly improved in fiscal 2000. The Company has introduced new textile balers, new corrugated balers and has been manufacturing the patented hinge-side baler and marketing it under the trade name "Expando Hopper." The Company's sold order backlog at May 31, 2000, is approximately $1,844,000.

2.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended April 30, 2000, are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the Company's Annual Report on form 10-KSB for the year ended October 31, 1999, and the Management Discussion included in this form 10-QSB.

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

     (b) Basic and Diluted Earnings (Loss) Per Share:

     Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during each period. Diluted earnings
     (loss) per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods or in periods in which options are "out of the money," as they would be antidilutive.

4.   Related Party Loan and Notes Receivable:

The Company was indebted in the amount of $452,812 to the General Counsel and his law firm at April 30, 2000. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at April 30, 2000.

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

5.   Revolving Promissory Note:

The Company had a $2,000,000 line of credit with $553,852 outstanding at October 31, 1999. The line of credit was secured by substantially all assets. In December 1999, the Company paid the outstanding balance on the line of credit. The Company is in the process of attempting to secure a new line of credit at a more favorable interest rate.

6.   Term Notes and Capital Leases:

The term note payable to Appling County, Georgia, the term note payable to a bank ($51,654) and the capital lease related to the Baxley facility were assumed by purchasers of the assets of the IPS operations.

     Long-term debt consists of the following:

                                                                                04-30-00            10-31-99
                                                                                --------            --------
Term note payable to bank at prime rate, due in equal monthly installments of $9,028, plus interest through August 2002, secured by substantially
all assets                                                                      $252,777            $306,944

Term note payable to Appling County, Georgia at 4.0 % due in equal monthly installments of $3,417, including interest through July 2003
                                                                                    --               142,457
Term Note payable to bank at 9.75%.  Due in monthly installments of $2,466,
including interest through September 2003                                           --                51,654
                                                                                --------            --------
                                                                                 252,777             501,055
Amounts classified as current                                                    108,333             195,985
                                                                                --------            --------
                                                                                $144,444            $305,070
                                                                                ========            ========


7.       Income Taxes

As of April 30, 2000, the Company's anticipated annual effective tax rate is zero as a result of the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carryforwards. As of April 30, 2000, the Company has approximately $2,743,000 of net operating loss carryforwards remaining.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Three Month Comparison

For the second quarter ending April 30, 2000, the Company had net sales of $2,317,750 as compared to $2,122,545 in the second quarter of 1999, an increase of 9.2%. The increase in sales was the result of higher shipments at the International Baler Corporation (IBC) and Consolidated Baling Machine Company
(CBM) operations partially offset by the loss of shipments from the International Press and Shear (IPS) subsidiary which was sold in the first quarter of fiscal 2000.

The Company had a net income of $144,129 in the second quarter of 2000 as compared to a loss of $362,723 in the second quarter of 1999. Operating income improved from a loss of $292,472 in 1999 to operating income of $145,133. The higher operating income is the result of higher gross profit margins relating to the sales of specialty balers at IBC and CBM and lower selling and administrative expenses, due in part to the sale and discontinuance of the IPS operation.

Interest expenses, due to the sale of the IPS assets and the elimination of the line of credit was reduced from $80,557 in the second quarter of 1999, to $11,786 in the second quarter of 2000.

Results of Operation: Six Month Comparison

In December 1999, the Company sold the assets of its IPS subsidiary to two IPS officers for $800,000 and the assumption of the subsidiary's liabilities. With the elimination of the IPS subsidiary, the Company anticipates that operating results should be significantly improved in fiscal 2000. The Company has introduced new textile balers, new corrugated balers and has been marketing the patented hinge-side baler. The Company anticipates that these products will also have a significant impact on sales in fiscal 2000.

Net sales in the first six months of fiscal 2000, were $4,775,058 as compared to $4,293,699 in the prior year, an increase of 11.2%. The higher sales are the result of substantially higher shipments at IBC and CBM and significantly lower shipments at IPS which operated for just over one month of fiscal 2000.

The Company had net income of $813,243 in the first half of 2000 versus a net loss of $710,424 in the first half of 1999. The income in 2000 included a gain on the sale of the IPS assets of $626,929. Operating income was $227,938 in 2000 versus an operating loss of $594,169 in 1999. Again, the higher operating income is the result of higher gross profit margins relating to the sales of specialty balers at IBC and CBM and lower selling and administrative expenses, due in large part to the sale and discontinuance of the IPS operations.

The sold order backlog as of May 31, 2000, was $1,844,000 as compared to $2,994,000 at May 31, 1999. In the prior year the backlog included IPS orders of $839,000.

Financial Condition:

Net working capital increased from a deficit of $837,546 at October 31, 1999, to $489,944 at April 30, 2000. This improvement is primarily due to the sale of the IPS assets including the assumption of the liabilities of IPS by the buyers.

With some of the proceeds from the sale of the assets of IPS, the Company has paid the outstanding balance of the loan from Foothill Capital Corporation, which had an interest rate of 14.75%. The Company is in the process of attempting to secure a new line of credit at a more favorable interest rate.

The term note with SouthTrust Bank had a balance of $252,777 at April 30, 2000, and is due in equal monthly installments of $9,028, plus interest at the prime rate to August 2002.

Our auditors, KPMG LLP, have stated in the "Report of Independent Accountants" for October 31, 1999, to the shareholders of Waste Technology Corporation that there is "substantial doubt" about the Company's ability to continue as a going concern. The Company's Management and Board of Directors have substantial concern over recent operating performances, however, the Company has been profitable for the last two quarters and it believes that it will continue to be profitable in the future. The Company continues to make efforts to reduce costs and improve marketing.

The Company has no commitments for any material capital expenditures. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income from continuing operations.

This "Management's Discussion and Analysis" contains forward-looking statements within the meaning of Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated. Therefore, the Company may have to consider additional financing and/or operating alternatives to insure the Company will continue as a going concern.

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

Dated: June 13, 2000          WASTE TECHNOLOGY CORPORATION


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