Form 10QSB
period 2000-07-31
WASTE TECHNOLOGY CORP
filed 2000-09-15
CIK 781902

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended July 31, 2000.

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the transition period from        to        .
                               ------    ------

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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

         At August 31, 2000 Registrant had outstanding 5,516,349 shares of its Common Stock.

         Transitional small business disclosure format (check one):

                              Yes [ ]       No [X]

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

     ITEM I.  FINANCIAL STATEMENTS

        o  Consolidated Balance Sheets as of July 31, 2000
           and October 31, 1999................................................3

        o  Consolidated Statements of Operations for the three months and nine months ended July 31, 2000 and July 31, 1999...................5

        o  Consolidated Statements of Changes in Stockholders' Equity
           for the period from October 31, 1998 to July 31, 2000...............7

        o  Consolidated Statements of Cash Flows for the three months and nine months ended July 31, 2000 and July 31, 1999...............8

        o  Notes to Consolidated Financial Statements.........................10


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS...................................................13


PART II.  OTHER INFORMATION

     ITEM 3.  LEGAL PROCEEDINGS...............................................15

     ITEM 4.  SUBMISSION OF MATTERS TO A
              VOTE OF SECURITY HOLDERS........................................15

        o   Signatures .......................................................16

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  07/31/00     10/31/99
                                                                 Unaudited

ASSETS

Current Assets:
  Cash and cash equivalents                                      $   75,123   $   18,432
  Accounts receivable, net of allowance
    for doubtful accounts of $86,000 and $138,000 respectively      957,341    1,282,095
  Inventories                                                     1,555,853    2,078,389
  Prepaid expense and other current assets                            1,215       11,521
                                                                 ----------   ----------

      Total current assets                                        2,589,532    3,390,437


Property, plant and equipment at cost                             1,831,729    3,642,755
  Less:  accumulated depreciation                                 1,213,959    1,709,686
                                                                 ----------   ----------

      Net property, plant & equipment                               617,770    1,933,069


Other assets:
  Other assets                                                        8,804       31,818
  Due from Officer                                                  370,499      356,778
                                                                 ----------   ----------

      Total other assets                                            379,303      388,596
                                                                 ----------   ----------

      TOTAL ASSETS                                               $3,586,605   $5,712,102


See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       07/31/00       10/31/99
                                                      Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                          $         0    $   553,852
  Current maturities of long-term debt                   108,333        195,985
  Capital Lease obligation                                     0         16,701
  Accounts payable                                       767,501      1,613,837
  Accrued liabilities                                    526,545        559,773
  Customer deposits                                      223,324        768,835
  Accrued Judgment                                       569,000        519,000
                                                     -----------    -----------

       Total current liabilities                       2,194,703      4,227,983

Long-term debt                                           117,360        305,070
Capital Lease obligation, less current maturities              0        652,849
                                                     -----------    -----------

       Total liabilities                               2,312,063      5,185,902

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 2000 & 1999, respectively            61,799         61,799
  Preferred stock, par value $.0001,
    10,000,000 shares authorized, none issued
  Additional paid-in capital                           6,347,187      6,347,187
  Accumulated deficit                                 (4,355,128)    (5,085,769)
                                                     -----------    -----------

                                                       2,053,858      1,323,217

Less:  Treasury stock, 663,526 shares at cost            419,306        419,306
Less:  Note receivable from shareholders                 360,010        377,711
                                                     -----------    -----------

       Total stockholders' equity                      1,274,542        526,200
                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $ 3,586,605    $ 5,712,102


See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


Three months ended:                                     07/31/00       07/31/99

Net Sales                                            $ 1,531,265    $ 3,347,868

Cost of Sales                                          1,239,516      2,620,382
                                                     -----------    -----------

Gross Profit                                             291,749        727,486

Operating Expenses:
  Selling                                                155,964        234,689
  General and Administrative                             179,331        356,632
                                                     -----------    -----------

    Total operating expenses                             335,295        591,321

Operating Income (Loss)                                  (43,546)       136,165

Other Income (Expense):
  Interest & Dividends                                    16,754         15,480
  Interest Expense                                       (11,564)       (66,203)
  Other Income                                             1,754          1,632
  Net gain on Disposal of Fixed Assets                         0          6,617
  Provision for Judgment                                 (37,000)        (6,000)
                                                     -----------    -----------

    Total Other Income (Expenses)                        (30,056)       (48,474)
                                                     -----------    -----------

Income (Loss) before income taxes                        (73,602)        87,691

Income Tax Provision

  Current                                                  9,000              0
  Deferred                                                     0              0
                                                     -----------    -----------

NET INCOME  (LOSS)                                       (82,602)        87,691



Basic and diluted Income (Loss) per share                  (0.02)          0.02

Weighted average number of shares                      5,516,349      5,516,349


See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Nine months ended:                                      07/31/00       07/31/99

Net Sales                                            $ 6,306,323    $ 7,641,567

Cost of Sales                                          4,874,361      6,314,653
                                                     -----------    -----------

Gross Profit                                           1,431,962      1,326,914

Operating Expenses:
  Selling                                                494,006        712,398
  General and Administrative                             753,564      1,072,520
                                                     -----------    -----------

    Total operating expenses                           1,247,570      1,784,918

Operating Income (Loss)                                  184,392       (458,004)

Other Income (Expense):
  Interest & Dividends                                    51,984         45,582
  Interest Expense                                       (78,517)      (207,067)
  Other Income                                             4,853          7,139
  Net gain on Disposal of Fixed Assets                   626,929          6,617
  Provision for Judgment                                 (50,000)       (17,000)
                                                     -----------    -----------

    Total Other Income (Expenses)                        555,249       (164,729)
                                                     -----------    -----------

Income (Loss) before income taxes                        739,641       (622,733)

Income Tax Provision
  Current                                                  9,000              0
  Deferred                                                     0              0
                                                     -----------    -----------

NET INCOME  (LOSS)                                       730,641       (622,733)


Basic and diluted Income (Loss) per share                   0.13          (0.11)

Weighted average number of shares                      5,516,349      5,516,349


See accompanying notes to consolidated statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               As of July 31, 2000
                                    unaudited

                                             Common Stock
                                      Par Value $.01 Authorized
                                            25,000,000  Shares
                                     -----------------------------
                                        NUMBER                             ADDITIONAL
                                      OF SHARES           PAR                PAID-IN           ACCUMULATED
                                        ISSUED           VALUE               CAPITAL             DEFICIT
                                     -----------------------------         -----------         -----------
       Balance at October 31, 1998     6,179,875       $    61,799         $ 6,347,187         $(4,255,917)

Net Adjustment of Note Receivable
  from shareholder                           -0-               -0-                 -0-                 -0-

Net Income (Loss)                            -0-               -0-                 -0-            (829,852)
                                     -----------       -----------         -----------         -----------

       Balance at October 31, 1999     6,179,875       $    61,799         $ 6,347,187         $(5,085,769)


Net Adjustment of Note Receivable
  from shareholder                           -0-               -0-                 -0-                 -0-

Net Income (Loss)                            -0-               -0-                 -0-             730,641
                                     -----------       -----------         -----------         -----------

       Balance at July 31, 2000        6,179,875       $    61,799         $ 6,347,187         $(4,355,128)


                                     Treasury Stock
                                     -----------------------------
                                       NUMBER                                                     TOTAL
                                         OF                                                    STOCKHOLDERS'
                                       SHARES             COST                OTHER               EQUITY
                                     -----------------------------         -----------         ------------
       Balance at October 31, 1998       663,526       $  (419,306)        $  (363,809)        $ 1,369,954

Net Adjustment of Note Receivable
  from shareholder                           -0-               -0-             (13,902)            (13,902)

Net Income (Loss)                            -0-               -0-                 -0-            (829,852)
                                     -----------       -----------         -----------         -----------

       Balance at October 31, 1999       663,526       $  (419,306)        $  (377,711)        $   526,200


Net Adjustment of Note Receivable
  from shareholder                           -0-               -0-              17,701              17,701

Net Income (Loss)                            -0-               -0-                 -0-             730,641
                                     -----------       -----------         -----------         -----------

       Balance at July 31, 2000          663,526       $  (419,306)        $  (360,010)        $ 1,274,542


See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited

For The Three Months Ended                                      07/31/00     07/31/99

Cash flow from operating activities:
  Net (loss) income                                            $ (82,602)   $  87,691
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                 17,501       78,321
    Gain from sale of equipment                                        0       (6,617)
  Increase (decrease) from changes in:
    Accounts receivable                                          110,523     (358,375)
    Inventories                                                 (170,000)     239,390
    Prepaid expenses and other current assets                       (440)       1,314
    Other assets                                                   7,735       (5,900)
    Accounts payable                                             210,050      433,478
    Accrued liabilities                                          (96,927)      15,278
    Customer deposits                                             65,700     (549,321)
    Accrued Judgment                                              37,000        6,000
                                                               ---------    ---------
      Net cash provided by (used in) operating activities         98,540      (58,741)

Cash flows from investing activities:
  Increase in notes receivable from shareholders                 (10,665)     (13,938)
  Purchase of property and equipment                                   0            0
  Proceeds from sale of assets and liabilities                         0         6617
                                                               ---------    ---------
    Net cash provided by (used in) investing activities          (10,665)      (7,321)

Cash flows from financing activities:
  Increase (decrease) in Debt                                    (27,084)      91,161
                                                               ---------    ---------
    Cash flows provided by (used in) financing  activities       (27,084)      91,161

Net increase (decrease) in cash                                   60,791       25,099
Cash at beginning of period                                       14,332       11,409
Cash at end of period                                             75,123       36,508

Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
   Interest                                                       11,564       66,203
   Income taxes                                                        0            0


See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited

For The Nine Months Ended                                       07/31/00     07/31/99

Cash flow from operating activities:
  Net (loss) income                                            $ 730,641    $(622,733)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                 67,439      234,961
    Gain from sale of equipment                                 (626,929)      (6,617)
  Increase (decrease) from changes in:

    Accounts receivable                                           64,483      253,843
    Inventories                                                  161,608      488,333
    Prepaid expenses and other current assets                     (8,513)         316
    Other assets                                                  13,249       (5,900)
    Accounts payable                                            (534,348)       3,534
    Accrued liabilities                                            8,135      (18,205)
    Customer deposits                                            106,667      (41,360)
    Accrued Judgment                                              50,000       17,000
                                                               ---------    ---------
      Net cash provided by (used in) operating activities         32,432      303,172

Cash flows from investing activities:
  Increase in notes receivable from shareholders                   3,980      (61,160)
  Purchase of property and equipment                                   0       (2,304)
  Proceeds from sale of assets and liabilities                   661,220         6617
                                                               ---------    ---------
    Net cash provided by (used in) investing activities          665,200      (56,847)

Cash flows from financing activities:
  Increase (decrease) in Debt                                   (640,941)    (279,166)
                                                               ---------    ---------
    Cash flows provided by (used in) financing  activities      (640,941)    (279,166)

Net increase (decrease) in cash                                   56,691      (32,841)
Cash at beginning of period                                       18,432       69,349
Cash at end of period                                             75,123       36,508

Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
   Interest                                                       78,517      207,067
   Income taxes                                                        0            0


See accompanying notes to consolidated financial statements

Waste Technology Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

In December 1999, the Company sold the assets of its IPS subsidiary of approximately $2,000,000 to two IPS officers for $800,000 and the assumption of $1,900,000 liabilities. The IPS subsidiary was formed in the second quarter of fiscal 1995 and greatly expanded the manufacturing capacity of the Company. Operating losses at IPS are a significant cause of the consolidated losses in both 1999 and 1998. These losses occurred primarily as a result of the continuing depressed recycled products markets, as well as higher than anticipated costs of sales and selling and administrative expenses. In the fourth quarter of 1998, and continuing in 1999, and the first half of fiscal 2000, the Company effectuated significant cost reductions which exceeded $700,000 in fiscal 1999. These cost cutting measures included personnel eliminations, salary reductions and advertising reductions. The CEO has taken over the direction of the sales and marketing functions.

The Company's management and Board of Directors have substantial concern over recent operating performances, however, it believes that it has several viable options to continue as a going concern.

With the elimination of the IPS subsidiary, the Company anticipates that operating results should be significantly improved in fiscal 2000. The Company has introduced new textile balers, new corrugated balers and has been manufacturing the patented hinge-side baler and marketing it under the trade name "Expando Hopper." The Company's sold order backlog at August 31, 2000, is approximately $1,302,171.

2.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 2000, are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the Company's Annual Report on form 10-KSB for the year ended October 31, 1999, and the Management Discussion included in this form 10-QSB.

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

4.   Related Party Loan and Notes Receivable:

The Company was indebted in the amount of $465,484 to the General Counsel and his law firm at July 31, 2000. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at July 31, 2000.

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

5.   Revolving Promissory Note:

The Company had a $2,000,000 Line of Credit with $553,852 outstanding at October 31, 1999. The line of credit was secured by substantially all assets. In December 1999, the Company paid the outstanding balance on the Line of Credit. On August 7, 2000, the Company entered into a loan agreement to provide a Line of Credit up to $500,000. This agreement has a one-year term with an automatic renewal unless either parties to the agreement gives written notice at least 60 days prior to the termination date.

6.   Term Notes and Capital Leases:

The term note payable to Appling County, Georgia, the term note payable to a bank ($51,654) and the capital lease related to the Baxley facility were assumed by purchasers of the assets of the IPS operations.


     Long-term debt consists of the following:

                                                                07-31-00    10-31-99
                                                                --------    --------
     Term note payable to bank at prime rate, due
     in equal monthly installments of $9,028, plus interest
     through August 2002, secured by substantially all assets    $225,693   $306,944

     Term note payable to Appling County, Georgia at
     4.0 % due in equal monthly installments of $3,417,
     including interest through July 2003                              --    142,457

     Term Note payable to bank at 9.75%.  Due in monthly
     installments of $2,466, including interest through
     September 2003                                                    --     51,654
                                                                 --------   --------
                                                                  225,693    501,055
     Amounts classified as current                                108,333    195,985
                                                                 --------   --------
                                                                 $117,360   $305,070
                                                                 ========   ========


7.   Income Taxes

As of July 31, 2000, the Company's anticipated annual effective tax rate is zero as a result of the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carryforwards. However, the company is anticipating a small liability due to the alternative minimum tax regulations. As of July 31, 2000, the Company has approximately $2,743,000 of net operating loss carryforwards remaining.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Three Month Comparison

For the third quarter ending July 31, 2000, the Company had net sales of $1,531,265 as compared to $3,347,868 in the third quarter of 1999, a decrease of 54.3%. The lower sales were the result of no shipments at the International Press and Shear (IPS) subsidiary in the third quarter of fiscal 2000 versus IPS net sales of $1,338,920 in the third quarter of 1999, and lower shipments of Consolidated Baler's synthetic rubber balers.

The Company had a net loss of $82,602 in the third quarter of 2000, as compared to a profit of $87,691 in fiscal 1999. The loss is the result of the lower sales previously mentioned. Gross profit margins were lower verus the prior year quarter due to the lower sales levels in the current quarter. Selling and administrative expenses were substantially lower in the third quarter of fiscal 2000, due to the sale and discontinuance of the IPS operation and $93,256 reductions in expense at IBC and CBM.

Interest expense was reduced from $66,203 in the third quarter of 1999, to $11,564 in the same quarter of 2000, due to the sale of the IPS assets and the elimination of the line of credit.


Results of Operation: Nine Month Comparison

In December 1999, the Company sold the assets of its IPS subsidiary to two IPS officers for $800,000 and the assumption of the subsidiary's liabilities. With the elimination of the IPS subsidiary, the Company anticipates that operating results should be significantly improved in fiscal 2000.

Net sales in the first nine months of fiscal 2000, were $6,306,323 as compared to $7,641,567 in the prior year, a decrease of 17.5%. The lower sales were the result of significantly lower shipments at IPS which operated for just over one month of fiscal 2000. Shipments at IBC and CBM were $1,087,268 higher for the nine month period in fiscal 2000, than in fiscal 1999.

The Company had net income of $730,641 in the nine months of 2000, versus a net loss of $622,733 in the first nine months of 1999. The income in 2000 included a gain on the sale of the IPS assets of $626,929. Operating income was $184,392 in 2000, versus an operating loss of $458,004 in 1999.

The higher operating income is the result of higher gross profit margins relating to the sales of specialty balers at IBC and CBM and lower selling and administrative expenses, due in large part to the sale and discontinuance of the IPS operations.

The sold order backlog as of August 31, 2000, was $1,302,171 as compared to $3,971,000 at August 31, 1999. In the prior year the backlog included IPS orders of $1,318,000.

Financial Condition:

Net working capital increased from a deficit of $837,546 at October 31, 1999, to $394,829 at July 31, 2000. This improvement is primarily due to the sale of the IPS assets, including the assumption of the liabilities of IPS by the buyers.

With some of the proceeds from the sale of the assets of IPS, the Company has paid the outstanding balance of the loan from Foothill Capital Corporation. On August 7, 2000, the Company entered into a loan agreement to provide a Line of Credit up to $500,000. This agreement has a one-year term with an automatic renewal unless either parties to the agreement gives written notice at least 60 days prior to the termination date.

Our auditors, KPMG LLP, have stated in the "Report of Independent Accountants" for October 31, 1999, to the shareholders of Waste Technology Corporation that there is "substantial doubt" about the Company's ability to continue as a going concern. The Company's Management and Board of Directors have substantial concern over recent operating performances, however, the Company has been profitable for the first nine months of fiscal 2000 and it believes that it will continue to be profitable in the future. The Company continues to make efforts to reduce costs and improve marketing.

The Company has no commitments for any material capital expenditures. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income from continuing operations.

This "Management's Discussion and Analysis" contains forward-looking statements within the meaning of Section 21B of the Securities and Exchange Act of 1934, as amended. These forward- looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated. Therefore, the Company may have to consider additional financing and/or operating alternatives to insure the Company will continue as a going concern.

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

PART II.    OTHER INFORMATION

     ITEM 3.   LEGAL PROCEEDINGS

On June 5, 1998, a judgment (the "Judgment") was rendered against the Company's former wholly owned subsidiary, Ram Coating Technology Corporation ("RAM"), and Transamerica Premier Insurance Corporation ("Transamerica") in the amount of $360,194 together with interest in favor of L & A Contracting Company in the 19th Judicial District Court of the State of Louisiana in the case of L & A Contracting Company v. Ram Industrial Coatings, Inc., et al., Case No. 382,924, Division F. Transamerica had issued a performance and payment bond (the "Bond") for Ram in connection with the contract which was the subject of the action and which was the basis of the Judgment against Ram. The Company had agreed to indemnify Transamerica for any payments it was required to make pursuant to the Bond. As a result of this indemnification, the Company is liable to Transamerica for the amount of the Judgment.

In July 2000, the Judgment was affirmed by the First Circuit Court of Appeal of the State of Louisiana. The Company's attorneys have filed an application seeking the review of this decision with the Supreme Court of the State of Louisiana. The Company has reduced net income by the full amount of the Judgment and interest of $569,000 through July 31, 2000.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on July 21, 2000.

The first item voted on was the election of two Class II Directors. Ted C. Flood and Morton S. Robson were elected as Class II Directors of the Company for a term of three years or until their successors were elected and qualified. The results of voting were as follows: 4,272,926 votes for Ted C. Flood and 38,784 withheld; and, 4,268,226 votes for Morton S. Robson and 47,984 withheld.

The next item of business was the proposal to ratify the appointment of KPMG, LLP, the independent certified public accountants of the Company, for fiscal year ending October 31, 2000. The results of the voting were as follows:

                       4,300,319 votes for the resolution,
                             907 votes against and
                           7,899 votes abstained.

A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

No other matters were voted on at the meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned hereto duly authorized.

Dated: September 15, 2000      WASTE TECHNOLOGY CORPORATION


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