Form 10KSB
period 2000-10-31
WASTE TECHNOLOGY CORP
filed 2001-01-26
CIK 781902

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                              Report on Form 10-KSB

(Mark one)

     /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000 or

     / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

     State issuer's revenues for its most recent fiscal year: $8,287,526.

     State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on January 18, 2001 of $0.23): $764,996.79.

     State the number of shares outstanding of the registrant's $.01 par value common stock as of the close of business on the latest practicable date (January 18 , 2001): 5,516,349.

     Documents Incorporated By Reference: None.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I

     ITEM 1. BUSINESS

     Waste Technology Corp. ("Waste Tech") was incorporated on September 10, 1975, in the State of Delaware under the name B.W. Energy Systems, Inc. Its name was changed to Waste Technology Corp. in August 1983. Waste Tech is a holding company and maintains its executive offices at 5400 Rio Grande Avenue, Jacksonville, Florida 32254 and its telephone number is (904) 355-5558. Unless the context otherwise requires, the term "Company" as used herein, refers to Waste Tech and its subsidiaries on a consolidated basis. The Company's fiscal year end is October 31.


     Subsidiaries

          International Baler Corp.

     International Baler Corp. ("IBC"), has been engaged in business for over 50 years manufacturing balers under the name "International Baler". In September, 1986, Waste Tech acquired approximately 85% of the outstanding shares of IBC.

     On June 24, 1997, IBC entered into an Agreement of Merger (the "Merger Agreement") with IBC Merger Corporation, a wholly owned subsidiary of the Corporation (formed for the purpose of the merger) which provides for the merger of IBC with and into IBC Merger Corporation. Subsequent to the merger, IBC Merger Corporation changed its name to International Baler Corporation ("IBC"). In accordance with the provisions of Section 228 of the Delaware General Corporation Law, the Merger Agreement was approved by the Board of Directors of IBC, IBC Merger Corporation, and the Company and consented to by the Company as the sole shareholder of IBC Merger Corporation and the owner of 85.3% of the outstanding and issued stock of IBC. The Merger became effective on June 27, 1997. The last minority shareholders' shares of IBC stock were acquired in January 1998. As a result, the Company is the sole shareholder of IBC.

     IBC's office and manufacturing facility is located at 5400 Rio Grande Avenue, Jacksonville, Florida 32254 and its telephone number is (904) 358-3812.


          Consolidated Baling Machine Company, Inc.

     In February 1987 Waste Tech, through Consolidated Baling Machine Co., Inc. ("Consolidated"), a wholly-owned subsidiary, acquired all of the assets of N&J Cavagnaro Machinery Corp., ("N&J) which, for more than 50 years, manufactured balers in Brooklyn, New York under the name of "Consolidated Baler". The acquisition also included the right to use and market products under the name "Consolidated Baler". N&J had specialized in manufacturing and selling, under the "Consolidated" name, rubber and medical waste balers which were produced by only a few other companies. Consolidated is a marketing company, which sells balers manufactured by, and purchased from, IBC.


          International Press and Shear Corp.

     In June 1995 the Company formed a wholly-owned subsidiary, International Press and Shear Corp. ("IPS"), and expanded its manufacturing capacity by constructing and opening a 65,000 square foot manufacturing facility in Baxley, Georgia.

     On December 10, 1999, IPS consummated the sale of all of its tangible and intangible assets to a newly formed Georgia corporation, IPS Balers Inc ("IPS Balers"). The principals of IPS Balers are Sidney Wildes and Forest H. Wildes, who until their resignations were officers of IPS. Sidney Wildes was also formerly a Director of the Company.

     The purchase price paid by IPS Balers for IPS' assets, which include the right to IPS' name and logo, was $800,000, $640,000 of which was paid on closing and the balance of $160,000 was paid sixty (60) days from the closing.

     In addition to purchasing all of IPS' assets, IPS Balers also agreed to assume certain of IPS' liabilities, including IPS' obligations to Appling County, Georgia relating to the construction of the Baxley facility; to SunTrust Bank relating to the financing of equipment; and, the obligations of IPS pursuant to the lease for the Baxley facility.

     The agreement with IPS Balers also provided that the Company will convey and relinquish to IPS Balers all rights it had to the hinged sidewall baling equipment previously manufactured by the Company and IPS. However, the Company has been granted a license to manufacture for its own sales purposes seven and eight inch bore standard hinge side closed door and open end auto tie products in exchange for the Company's agreement to pay its proportionate share of royalties to the holder of the patent for such equipment. The agreement further provided that the Company and IPS Balers each will manufacture baling presses for the other as private labeled products. The Company sold balers and parts to IPS in fiscal 2000.

          Solid Waste & Recovery Systems, Inc.

     In August 1990 Waste Tech entered into an agreement with Ted C. Flood, the President of Waste Tech, who, at the time, was a Director and Executive Vice-President of Waste Tech and President of IBC and Consolidated, whereby Waste Tech acquired all of the outstanding and issued stock of Solid Waste & Recovery Systems, Inc. ("SWRS"), a Florida Corporation which is engaged in Florida and Southern Georgia in the distribution of brand name waste management and recycling equipment such as garbage trucks, containers, shredders, etc. In January 1998 SWRS entered into an exclusive distributorship agreement with DryVac Environmental, Inc. of Rio Vista, California, to sell a patented system which features a revolutionary drying technique for sludge in southern Georgia, Alabama, and Florida. This system allows substantial operating savings to a wide variety of industries such as paper and paint manufacturers and municipalities.


     General

     Since 1986 the Company's principal business has been the manufacture and sale of balers, which are machines used to compress and compact various waste materials. The Company manufactures approximately fifty (50) different types of balers for use with municipal waste, cloth, metal drums, glass and other products. It is one of the leading makers of balers designed to compact rubber, plastic, cotton mote and textile waste products.

     Since charges for transportation of waste material are generally based upon the volume of waste, balers reducing volume substantially and therefore, reduce transportation costs. Increases in the quantity of waste produced, government restrictions on waste disposal, and mandated recycling of waste products have greatly increased the need for transportation of waste and hence, the need for balers.


     Products

     Balers utilize mechanical, hydraulic, and electrical mechanisms to compress a variety of materials into bales for easier and low cost handling, shipping, disposal, storage, and/or bulk sales for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, cans, plastic bottles, and other solid waste. More sophisticated applications include baling of textile waste and rubber.

     The Company offers a wide variety of balers, certain ones that are standardized and others that are designed to specific customer requirements. The Company's products include (i) general purpose horizontal and vertical balers, (ii) specialty balers, such as those used for low level radioactive waste, fifty-five gallon drums, aluminum cans, and rubber and textile waste, and (iii) accessory equipment such as conveyors, rufflers, bale tying machines, and plastic bottle piercers (machines which puncture plastic bottles before compaction for greater density).

          General Purpose Balers

     These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 1,500 pounds and range in price from approximately $5,000 to $250,000. General purpose baler sales constituted approximately 55% of revenues on a consolidated basis for each of the fiscal years ended October 31, 1999, and 2000.

          Specialty Balers

     These balers are designed for specific applications which require modifications of the general baler configuration. The Company is attempting to shift the emphasis in its product composition from general purpose to specialty balers due to product profitability and broader geographic markets.

     The scrap metal baler is designed to form a bale, referred to as a scrap metal "briquet" of specified size and weight. The rubber baler is designed to apply pressure in such a way as to compress the synthetic rubber into a self-contained bale that does not require tying. The drum crusher baler is capable of collapsing a standard fifty-five gallon drum into a "pancake" approximately four (4) to eight (8) inches high, which also serves to contain any remaining contents. The radioactive waste baler has a self- contained ventilation system designed to filter and contain toxic dust and particles released during compaction and baling. The textile baler is capable of compressing and baling loose fibers, which do not ordinarily adhere to each other under pressure. In addition, a double chamber baler has been designed for use by the clothing and textile industries.

     Specialty balers range in price from approximately $3,000 to $275,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 30% of revenues on a consolidated basis for each of the fiscal years ended October 31, 1999, and 2000.

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

     The raw materials required by IBC to manufacture the balers, principally steel, motors, and hydraulic systems, are readily available from a number of sources and IBC is not dependent on any particular source. IBC is not dependent on any significant patents, trademarks, licenses, or franchises in connection with its manufacture of balers.

     While IBC maintains a large inventory of raw materials, most of it is earmarked for specific orders and inventory turnover is relatively rapid. Approximately 60% of its inventory turns over in 45 to 90 days and the balance, consisting of customized equipment, turns over in 3 to 6 months. Neither IBC's, or Consolidated's business is seasonal.


     Sales and Marketing

     IBC and Consolidated sell their products throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, power generating facilities, textile mills, paper mills, cotton gins, supermarkets and other retail outlets, paper recycling facilities, and municipalities.

     Most of the sales of IBC and Consolidated are made by its sales force of five (5) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately twenty-five (25%) percent of sales are made through manufacturer's representatives and dealers. The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants, and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 2000, foreign sales amounted to $555,000 or approximately 7% of consolidated sales. In fiscal 1999, foreign sales amounted to $1,250,000 or approximately 12% of company sales.

     During fiscal 2000, IBC, Consolidated, and IPS had baler sales to more than 250 customers, none of which accounted for more than ten percent (10%) of their combined revenues for the year. The Company anticipates that no one customer will account for more than 10% of revenues in fiscal year ending October 31, 2001.

     The Company builds only a small quantity of balers for its inventory and generally builds based on booked orders. The Company's backlog of firm booked orders at December 31, 2000, was $1,475,000 as compared with $2,540,000 at December 31, 1999. The Company generally delivers its orders within four (4) months of the date booked.

     IBC, on a contract basis, supplies SWRS with parts and service which are provided by trained employees of IBC.


     Warranties and Service

     IBC and Consolidated typically warrant their products for one (1) year from the date of sale as to materials and three (3) months as to labor, and offer a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of fiscal 2000 consolidated revenues.

     Competition

     The potential market for the Company's balers is nationwide and overseas, but the majority of general purpose baler sales are in the eastern United States, primarily because of freight and service costs. The Company competes in these markets with approximately ten (10) companies, none of which are believed to be dominant, but some of which may have significantly greater sales and financial resources. It should be noted that the Company will also now be facing competition from IPS Balers which purchased the assets of its IPS subsidiary and is geographically located in the same area as the Company and will be selling many of the same products as the Company. The Company is able to compete with these companies due to its reputation in the market place, its ability to service the balers it manufactures and sells, as well as its ability to custom design balers to a customer's particular needs. The Company experiences intense competition with respect to its lower priced or general purpose balers, based upon price, including freight, and based on performance. The Company experiences less competition with respect to its specialized baler equipment such as rubber, radioactive waste, scrap metal, and plastic balers.


     Regulation

     Machinery such as the Company's balers is subject to both Federal and state regulation relating to safe design and operation. The Company complies with design requirements and its balers include interlocks to prevent operation while the loading door is open, and also include required printed safety warnings.


     Employees

     As of December 31, 2000, the Company employed 65 persons as follows: 6 in management and supervision; 10 in sales and service; 42 in manufacturing; and 7 in administration.

 ITEM 2. DESCRIPTION OF PROPERTIES

     IBC is the owner of the building located at 5400 Rio Grande Avenue, Jacksonville, Florida which it acquired from the Company in partial satisfaction of an obligation owed by the Company to IBC. The building contains approximately 62,000 square feet and is situated on eight (8) acres. IBC manufactures all of the Company's products at this location.



3.   LEGAL PROCEEDINGS

     Waste Tech Litigation

     (i)  L & A Contracting Company

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

     In July 2000 the Judgment was affirmed by the First Circuit Court of Appeal of the State of Louisiana. The Company's attorneys have filed an application seeking the review of this decision with the Supreme Court of the State of Louisiana. The Company has reduced net income by the full amount of the Judgment and interest of $576,000 through October 31, 2000.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on July 21, 2000.

     The first item voted on was the election of two Class II Directors. Ted C. Flood and Morton S. Robson were elected as Class II Directors of the Company for a term of three years or until their successors were elected and qualified. The results of voting were as follows: 4,272,926 votes for Ted C. Flood and 38,784 withheld, and 4,268,226 votes for Morton S. Robson and 47,984 withheld.

     The next item of business was the proposal to ratify the appointment of KPMG, LLP, the independent certified public accountants of the Company for fiscal year ending October 31, 2000. The results of the voting were as follows:

                       4,300,319 votes for the resolution,
                              907 votes against and
                             7,899 votes abstained.

A majority of the vote was cast at the meeting having voted for the resolution, the resolution was duly passed.

     No other matters were voted on at the meeting,


PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Waste Tech's common stock was traded on The Nasdaq Stock Market, Small Cap, under the symbol WTEK until January 7, 1999, when the Company's stock was delisted because the Company failed to meet the net tangible assets, market capitalization, net income and bid price and market float requirements of NASDAQ. The Company's stock is presently traded on the OTC Bulletin Board of the NASD under the symbol WTEK. As of December 31, 2000, the number of shareholders of record of the Company's Common Stock was approximately 800, and management believes that there are approximately 1,200 beneficial owners of Waste Tech's common stock.

     The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 1999 and 2000 are set forth below.


          Fiscal Year Ended
           October 31, 1999                          High          Low

          First Quarter                              0.52         0.25
          Second Quarter                             0.25         0.17
          Third Quarter                              0.22         0.19
          Fourth Quarter                             0.23         0.19


          Fiscal Year Ended
           October 31, 2000                          High          Low

          First Quarter                              0.27         0.19
          Second Quarter                             0.43         0.23
          Third Quarter                              0.47         0.18
          Fourth Quarter                             0.45         0.26


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

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     For fiscal year ending October 31, 2000, consolidated sales were $8,287,526 compared to consolidated sales of $10,138,428 in fiscal 1999, a decrease of 18.3%. The decrease in sales was the result of lower sales at the IPS subsidiary which ceased operations in December 1999. The lower sales at IPS were partially offset by higher sales at the International Baler (IBC) subsidiary.

     The Company had net income of $848,566 for fiscal 2000, as compared to a net loss of $829,852 in fiscal 1999. The net income in fiscal 2000 includes a gain of $629,929 from the sale of the assets of the IPS subsidiary. Operating income for the fiscal year was $322,633 as compared to an operating loss of $601,986 in 1999.

     Gross profit margins improved to 23.3% in fiscal 2000, from 16.1% in 1999, due to the sale of the IPS subsidiary which balers historically had lower profit margins and increased sales of higher profit margin balers at IBC. Selling and administration expenses were reduced by $628,094 in 2000, of which $573,578 was related to IPS. From fiscal 1998 to fiscal 2000, the Company's operating expenses were reduced by $1,358,811, a decrease of 45.7%. These reductions were the result of cost cutting actions including the sale of IPS, personnel eliminations, salary reductions, and advertising reductions.

     Interest expense was reduced from $282,057 in fiscal 1999 to $101,215 in fiscal 2000 due to the sale of IPS, the elimination of the Line of Credit for part of the year, and the improvement in working capital.


     Financial Condition

     Net working capital at October 31, 2000, was $462,666 as compared to a deficit of $837,546 at October 31, 1999. This improvement is primarily due to the sale of IPS assets, including the assumption of the liabilities of IPS by the buyers.

     With some of the proceeds from the sale of the assets of IPS the Company paid the outstanding balance of the loan from Foothill Capital Corporation. On August 7, 2000, the Company entered into a loan agreement with Presidental Financial Corporation to provide a Line of Credit up to $500,000 at the prime rate plus 1% plus certain service charges. This agreement has a one-year term with an automatic renewal unless either party gives written notice at least 60 days prior to the termination date.

     The $640,000 term note with SouthTrust Bank of August 26, 1996, had a balance of $198,610 at October 31, 2000, and is due in equal monthly installments of $9,028, plus interest, at the prime rate to August 2002.

     The Company's financial condition is substantially improved from its financial condition at the prior fiscal year end in 1999. The Company has reduced net income by the entire amount of the Judgment, see "Legal Proceedings", including principal and interest of $495,000 in fiscal 1998 and interest of $24,000 in fiscal 1999, and $57,000 in fiscal 2000. The Judgment has been paid by the bonding company and the Company is attempting to negotiate a settlement for a lesser amount or a term payout arrangement.

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

 ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in, or disagreements with the Company's Certifying Accountants, KPMG LLP, during the Company's past two fiscal years.



PART III


 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Identification of Directors and Officers

     The current executive officers and directors of the Company are as follows:

     NAME                                        POSITION

     Ted C. Flood                       President, Chief Executive
                                        Officer and Director

     Morton S. Robson                   Executive Vice President,
                                        Secretary, and Director

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

     Except for Mr. Flood, who has an employment agreement with the Company, officers serve at the pleasure of the Board of Directors.

     Messrs. Robson and Roth are members of the Company's audit and compensation committees.

     During fiscal 2000 the Board of Directors met two times.

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


     Background of Executive Officers and Directors

     The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

     Ted C. Flood, age 70, was elected as the President and Chief Executive Officer of the Company on February 23, 1993. He is also the President and Chief Executive Officer of Consolidated, a wholly-owned subsidiary, and IBC, a majority-owned subsidiary of the Company. He was elected as a Director of the Company in May, 1989. From 1960 to 1972 he was president of Peabody Solid Waste Management Company (EZ Pack). From 1972 to 1975 Mr. Flood was a corporate vice-president of marketing for Browning Ferris Industries. During the period from 1977 to 1988 he was the principal shareholder and president of Solid Waste Recovery Systems.

     Morton S. Robson, age 77, was elected a Director and the Secretary of the Company in 1989. On February 23, 1993, he was elected Executive Vice President of the Company. Mr. Robson is the senior partner of the law firm of Robson Ferber Frost Chan & Essner, LLP, which acts as general counsel to the Company. Mr. Robson obtained an LLB degree from St. John's University School of Law.

     Robert Roth, age 75, is the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., and a director of Keystone Insurance Co., both publicly held companies. For more than the past five (5) years, in addition to being the Chairman of the Board and

Treasurer of Georgetowne Electric, Ltd., he has also been the President and Chief Executive Officer of Browning Weldon Corp., a privately held financial company.

     William E. Nielsen, age 53, joined the Company in June 1994 as its Chief Financial Officer. Prior to joining the Company, Mr. Nielsen acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993 he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a BBA in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.


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

     (3) Was the subject of any order, judgment, or decree not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his or her involvement in any type of business, securities, or banking activities;

     (4) Was found by a court of competent jurisdiction in a civil action by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     Section 16(a) Beneficial Ownership Reporting Compliance

     In fiscal 2000, the Company was not delinquent in filing of any of its Form 3, 4, and 5 reports.



 ITEM 10.        EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2000, October 31, 1999, and October 31, 1998(1):

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                                  Long Term Awards
==============================================================================================================================

    Name and                           Year      Salary         Bonus       Other Annual           Number         All Other
    Principal Position                           ($)             ($)        Compensation         of Options     Compensation
                                                                               ($)
------------------------------------------------------------------------------------------------------------------------------
    Ted C. Flood,                    2000        171,735(2)     -0-            -0-                   -0-             -0-
    Chief Executive  Officer and
    President of Company and IBC     1999        157,866(3)     -0-            -0-                   -0-             -0-

                                     1998        186,854(4)     -0-            -0-                   -0-             -0-

==============================================================================================================================

--------

     (1) The law firm of Robson & Miller, LLP and its predecessor firms have provided legal services for the Company. Morton S. Robson, the Executive Vice President and Secretary and a Director of the Company, is the senior partner of Robson & Miller, LLP. During Fiscal 2000, Robson & Miller, LLP received $22,357 from Waste Tech for legal services rendered. As of the end of Fiscal 2000 accrued but unpaid legal fees and accrued interest due to Robson & Miller, LLP from Waste Tech amounted to $443,753. See "Certain Relationships and Related Party Transactions".

     (2) Ted C. Flood, President of the Company and President of the Company's subsidiaries, received $147,477 in compensation from IBC during the fiscal year ended October 31, 2000 and $24,258 from Consolidated during that period.

     (3) Ted C. Flood, President of the Company and President of the Company's subsidiaries, received $133,608 in compensation from IBC during the fiscal year ended October 31, 1999 and $24,258 from Consolidated during that period.

     (4) Ted C. Flood, President of the Company and President of the Company's subsidiaries, received $160,730 in compensation from IBC during the fiscal year ended October 31, 1998 and $26,124 from Consolidated during that period.

     No director of the Company received remuneration for services as a Director during fiscal 2000.

     The following table sets forth certain information relating to stock option grants during fiscal 2000, to the Company's Chief Executive Officer and each of the Company's most highly compensated Executive Officers whose compensation exceeded $100,000 for fiscal 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                Individual Grants
--------------------------------------------------------------------------------

===============================================================================
    Name         Number of
                 Securities        Percent of Total     Exercise    Expiration
                 Underlying         Options/SARs          or           Date
                Options/SARS         Granted to       Base Price
                  Granted           Employees in        ($/Sh)
                    (#)             Fiscal 1997
-------------------------------------------------------------------------------



Ted C. Flood        -0-                  NA                NA            NA
===============================================================================


     No options were exercised during Fiscal 2000 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2000.


     Employment and Severance Agreements

     On September 15, 1996, Ted C. Flood, the President and Chief Executive officer of the Company, entered into an employment agreement with the Company. The agreement is for a term of five years commencing on October 1, 1996, and terminating on September 30, 2001. Pursuant to the agreement, Mr. Flood shall receive compensation of $150,034 for the first year with increases of 5% per annum during the term of the agreement. However, in the event the Company is not profitable in any year, the Company's Board of Directors has the right to defer the 5% increase earned during that year. Such increase in income that is deferred shall be carried forward and paid in the next profitable fiscal year, at the end of such fiscal year, in a lump sum payment. The agreement further provides that in the event of a merger, consolidation, sale of substantially all of the Company's assets, or a sale of either a majority or plurality of the Company's stock, Mr. Flood shall have the option to allow the agreement to remain a binding obligation of the Company or the surviving or successor corporation or at such time of such event receive the balance due him under the agreement.

     On June 3, 1989, IBC entered into a Severance Agreement (the "Agreement") with Ted C. Flood, its President. The Agreement provides, among other things, that in the event of a change in control of IBC, as that term is defined in the Agreement, and the subsequent termination of Mr. Flood's employment by IBC other than for cause or by Mr. Flood for good reason, (as such terms are defined in the Agreement), IBC shall pay to Mr. Flood, in addition to his salary at the date of termination, a lump-sum severance payment equal to 2.99 times the greater of his annual salary rate in effect as of the date of termination or such rate in effect immediately prior to the change in control, together with compensation for other benefits to which he would have been entitled.

     The initial term of the Agreement was from May 3, 1989, through April 30, 1991. It was, and thereafter it shall be, automatically extended for one year periods, unless IBC shall give written notice of termination, at least one year prior to the termination date, of its desire not to extend the Agreement. In the event of a change in control of the Company, however, the Agreement shall continue in effect for not less than 24 months after such change in control.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2000, by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of January 20, 2000 with these computations based on 5,516,349 shares of common stock being outstanding at that time.


                            FIVE PERCENT STOCKHOLDERS


                                       AMOUNT OF                   APPROXIMATE
NAME AND ADDRESS OF                   BENEFICIAL                     PERCENT
BENEFICIAL OWNER                     OWNERSHIP(5)                    OF CLASS


Cosimo Tacopino                         509,639(6)                     9.2%
145 Connecticut Street
Staten Island, New York 10307

----------
     (5) Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table reflect the 2:1 Stock split of the Company's Common Stock as of May 15, 1997.

     (6) Consists of 10,000 shares held directly; 455,846 shares owned jointly with his wife, Erma Tacopino; and, 43,775 shares held directly by Erma Tacopino of which 11,000 are held in an individual retirement account.

                             DIRECTORS AND OFFICERS

                                              AMOUNT OF          APPROXIMATE
NAME AND ADDRESS OF                           BENEFICIAL            PERCENT
BENEFICIAL OWNER                             OWNERSHIP(7)          OF CLASS

Ted C. Flood                                 1,057,178(8)            19.2%
5400 Rio Grande Avenue
Jacksonville, Florida 32254

Morton S. Robson                               586,854(9)            10.6%
530 Fifth Avenue
New York, New York 10036

Robert Roth                                      3,300(10)         Less than 1%
Georgetown Electric, Ltd.
Unit 17, 2501 W. Third Street
Wilmington Delaware 19805

William E. Nielsen                             227,606(11)            4.1%
5400 Rio Grande Avenue
Jacksonville, Florida 32254

All Officers and Directors
as a Group (4 persons)                       2,190,276(12)           39.7%

----------
     (7) Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power. The shares set forth in the table reflect the 2:1 stock split of the Company's Common Stock effective as of May 15, 1997.

     (8) Consists of 640,572 shares held directly and 416,606 shares owned by the Waste Technology Corp. Employees Profit Sharing Trust of which Messrs. Flood, Robson, and Nielsen are Trustees.

     (9) Consists of 78,454 shares held directly; 2,400 shares held as custodian for his minor son; 505,000 shares held by Robson & Miller, of which Mr. Robson is the senior partner; and 1,000 shares held by the Robson & Miller pension plan. Excludes 89,728 shares held by Kenneth N. Miller, a partner of Mr. Robson who is the beneficial and record owner of such shares. Does not include the 416,606 shares owned by the Waste Technology Corp Employees Profit Sharing Trust of which Messrs. Flood, Robson, and Morrison are Trustees since these shares are included in Mr. Flood's holdings and their inclusion here would be duplicative.

     (10) Excludes an aggregate of 315,338 shares held by family members.

     (11) Consists of 227,676 shares held directly.

     (12) Includes shares owned by family members of Robert Roth as follows: his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (83,968), his daughter, Kathie Cecile Roth (10,000), and his son Charles B. Roth and his wife Marta Roth (107,188.)

     No Director of the Company received remuneration for services as a Director during fiscal 2000.



 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Related Party Transactions

          Loans to Officers and Directors

     The Company and IBC entered into an agreement with Mr. Flood dated as of December 29, 1995, pursuant to which IBC assigned all of its interest in a life insurance policy in the face amount of $1,000,000 it owned on Mr. Flood's life to Mr. Flood. In consideration for this assignment, Mr. Flood agreed to pay IBC the sum of $145,727 which amount represented the cash surrender value of the policy as of the date of the agreement. This amount is to be paid out of the proceeds Mr. Flood or his Estate receives upon surrender of the policy or from the living proceeds or death benefit proceeds from the policy, whichever occurs first. Interest on Mr. Flood's obligation accrues at the rate of 6% per annum from the date of the agreement to the date of payment. The agreement further provides that no payment of principal or interest of this obligation shall be required to be made until such time that Mr. Flood or his Estate shall receive the proceeds from the policy. This obligation of Mr. Flood to IBC is evidenced by a promissory note executed by Mr. Flood to the order of IBC.

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

     As of the end of fiscal 2000, the Company owed Mr. Robson's law firm the sum of $443,753 for legal fees and accrued interest. The Company has acquired a security interest in the shares acquired by Robson & Miller by the exercise of the aforesaid option as collateral security for repayment of the outstanding loan of Mr. Robson. As of October 31,2000, Mr. Robson still owed the Company $427,364 together with accrued interest. The largest aggregate outstanding loan balance of Mr. Robson's during the past two (2) fiscal years was $835,109.


     Related Party Transactions


          Legal Services

     The law firm in which Morton S. Robson, the Secretary and a Director of the Company, is a partner have provided services to the Company. During fiscal 2000, Mr. Robson's law firm received $22,357 from Waste Tech as payment for legal services rendered. As of the end of fiscal 2000, accrued but unpaid legal fees and accrued interest due to Mr. Robson's law firm from the Company amounted to $443,753.


          Conflicts of Interest

     Each of Messrs. Flood and Robson are directors of both Waste Tech and its wholly owned subsidiary, IBC. Conflicts of interest may arise for Messrs. Flood and Robson in transactions between Waste Tech and IBC. Additionally, Mr. Robson is the senior partner of the law firm which is counsel to the Company. Conflicts of interests may arise as the result of such relationships.

          Robert Roth

     Members of the immediate family of Robert Roth, one of the Directors of the Company, own an aggregate of 6.2% of the Company's outstanding and issued stock. The shares of stock are owned by his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (83,968), his daughter, Kathie Cecile Roth (10,000) and his son Charles B. Roth and his wife, Marta Roth (107,188). Pursuant to the terms of an agreement dated May 11, 1993 between Patricia Roth, Steven Roth and Robert Roth, so long as Patricia Roth and Steven Roth are the owners of more than one percent (1%) of the number of outstanding shares of Common Stock, the Company has agreed to use its best efforts to cause the election of Robert Roth as a member of the Board of Directors.

PART IV.


 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

          10.10.1 Financial Statements:

               Consolidated Balance Sheets
               Consolidated Statements of Income
               Consolidated Statements of Stockholders' Equity
               Consolidated Statements of Cash Flows

     2.   Financial Statement Schedules:

               Schedule II - Accounts    Receivable   from   Related    Parties,
                             Underwriters, Promoters, and Employees other than Related Parties

               Schedule X -  Supplementary Income Statement Information

     3.   Exhibits.

               (a) The following documents heretofore filed by the Company with the commission are hereby incorporated by reference herein:

               (i) from the Registration Statement on Form S-18 filed with the Commission in April, 1985 (Registration No. 2-97045)

          Exhibit Number and Description

               3.0 Articles of Incorporation and by-laws and all amendments thereto.

               4.0 All instruments defining the rights of security holders submitted as exhibits therewith:

              10.1 Agreement between the Company and International Baler Corp. dated September 8, 1986, relating to acquisition of assets and stock.


     (II) Annual Report on Form 10-K for fiscal year ended October 31, 1987:

          Exhibit Number and Description

               10.2 Agreement dated February 3, 1987, between the Company and N.
                    J. Cavagnaro & Sons and Machine Corp., Nicholas J. Cavagnaro Jr., George L. Cavagnaro, and Pauline L. Cavagnaro together with the exhibits annexed thereto for the acquisition of N.
                    J. Cavagnaro & Sons Machine Corp.

               10.3 Non-Competition Agreement dated February 3, 1987 between the
                    Company and N. J. Cavagnaro & Sons Machine Corp., George L. Cavagnaro, Nicholas J. Cavagnaro, Jr. and Pauline L. Cavagnaro.


    (III) Current Report on Form 8-K, Date of Report, June 1, 1989:

          Exhibit Number and Description

               10.6 Severance Agreement between  International Baler Corporation and Ted C. Flood dated May 17, 1989, and agreed to June 3, 1989.

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

          10.33 Agreement between Waste Technology Corp., Patricia Roth, Steven Roth and Robert Roth dated May 10, 1993.


    (XII) Annual Report on Form 10K for the Fiscal Year ended October 31, 1994:

          Exhibit Number and Description

          10.34 Employment Agreement between International Baler Corporation and Ted C. Flood dated as of September 1, 1993.

          10.35.1 Term Loan and Security Agreement among Inter-national Baler Corporation, Consolidated Baling Machine Company, Inc., Waste Technology Corp. and SouthTrust Bank of Northeast Florida dated as of September 8, 1994

          10.35.2 Mortgage and Security Agreement between International Baler Corporation and SouthTrust Bank of Northeast Florida dated as of September 8, 1994

          10.35.3 Promissory  Note  among   International   Baler   Corporation,
                  Consolidated Baling Machine Company, Inc. and SouthTrust Bank of Northeast Florida dated as of September 8, 1994

          10.35.4 Note  Modification   Agreement  among   Interna-tional   Baler
                  Corporation, Consolidated Baling Machine Company, Inc. and SouthTrust Bank of Northeast Florida dated November 30, 1994

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


   (XIII) Annual  Report  on Form 10K for the  Fiscal  Year ended  October  31,
          1995:

          Exhibit Number and Description

          4.1     1995 Stock Option Plan

    (XIV) Annual Report on Form 10K for the Fiscal Year ended October 31, 1996:

          Exhibit Number and Description

          10.37 Employment Agreement between Waste Technology Corp. and Ted C. Flood dated as of September 15, 1996.

          10.38 Agreement between International Baler Corporation and Ted C. Flood dated as December 29, 1995.

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


   (XVII) Annual  Report on Form 10K for the  Fiscal  Year ended  October  31,
          1998:

          Exhibit Number and Description

          10.40 Agreement between Solid Waste Recovery Systems, Inc. and DryVac Environmental, Inc.


  (XVIII) Current Report on Form 8-K, Date of Report, November 2, 1999:

          Exhibit Number and Description

          10.40a Memorandum of Intent between Waste Technology Corp. and Sidney Wildes and Forrest H. Wildes dated November 2, 1999.


    (XIX) Current Report on Form 8-K, Date of Report, December 10, 1999:

          Exhibit Number and Description

          10.41 Asset Purchase Agreement between International Press and Shear Corporation and IPS Balers Inc. together with Exhibits.

          10.41.1 Assignment of Lease and Option between International Press and Shear Corporation, IPS Balers Inc. and Development Authority of Appling County.

          10.41.2 Assignment of Equipment Warranties between International Press and Shear Corporation and IPS Balers Inc.

          10.41.3 Assignment of Interest in Patent between International Press and Shear Corporation, Waste Technology Corp., and IPS Balers Inc.

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


                                             WASTE TECHNOLOGY CORP.
                                             (Registrant)

                                             By: /s/ Ted C. Flood
                                                 -------------------
                                             Ted C. Flood, President

                                             Dated:  January 26, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                               Title                        Date

/s/ Ted C. Flood               Chief Executive                 January 26, 2001
----------------------         Officer, and Director
Ted C. Flood


/s/ Morton S. Robson           Director                        January 26, 2001
----------------------
Morton S. Robson


/s/ Robert Roth                Director                        January 26, 2001
----------------------
Robert Roth


/s/ William E. Nielsen         Director, Principal             January 26, 2001
----------------------         Financial and
William E. Nielsen             Accounting Officer

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                            October 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                          PAGE

Independent Auditors' Report                                              F-3

Consolidated Balance Sheets as of October 31, 2000 and 1999               F-4-5

Consolidated Statements of Operations for the years ended
     October 31, 2000 and 1999                                            F-6

Consolidated Statements of Stockholders' Equity for the years ended
     October 31, 2000 and 1999                                            F-7

Consolidated Statements of Cash Flows for the years ended
     October 31, 2000 and 1999                                            F-8-9

Notes to Consolidated Financial Statements                                F-10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Waste Technology Corp.:

We have audited the accompanying consolidated balance sheets of Waste Technology Corp. and Subsidiaries as of October 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Technology Corp. and Subsidiaries as of October 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the financial statements, the Company was a defendant to a suit in which an adverse judgment was received. The Company does not have sufficient levels of cash to satisfy this obligation. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 4, 2001

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           October 31, 2000 and 1999


                                                                          2000              1999
                                                                   -----------------   ---------------
       ASSETS

Current assets:
    Cash and cash equivalents                                       $     176,046           18,432
    Accounts receivable, net of allowance for
       doubtful accounts of $86,000 and $138,000
       for 2000 and 1999                                                  787,224        1,282,095
    Inventories (note 5)                                                1,579,724        2,078,389
    Prepaid expenses and other current assets                               9,593           11,521
                                                                   -----------------   ---------------
          Total current assets                                          2,552,587        3,390,437
                                                                   -----------------   ---------------

Property, plant and equipment, net (note 6)                               611,104        1,933,069

Other assets:
    Due from officer (note 3)                                             375,122          356,778
    Other assets                                                           11,419           31,818
                                                                   -----------------   ---------------
          Total other assets                                              386,541          388,596
                                                                   -----------------   ---------------

          Total assets                                               $  3,550,232        5,712,102
                                                                   =================   ===============

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                            October 31, 2000 and 1999

                                                                                 2000                 1999
                                                                          -------------------   ------------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Revolving promissory note (note 7)                                     $      35,783              553,852
    Current portion of long-term debt and capital lease
       obligation (notes 8 and 9)                                                108,333              212,686
    Accounts payable                                                             579,029            1,613,837
    Accrued liabilities                                                          590,191              559,773
    Accrued legal judgment (note 10)                                             576,000              519,000
    Customer deposits                                                            200,583              768,835
                                                                          -------------------   ------------------
          Total current liabilities                                            2,089,919            4,227,983
                                                                          -------------------   ------------------

Long-term debt (note 8)                                                           90,277              305,070
Obligation under capital lease, less current maturities (note 9)                      --              652,849
                                                                          -------------------   ------------------
          Total liabilities                                                    2,180,196            5,185,902
                                                                          -------------------   ------------------

Stockholders' equity (notes 3 and 12):

    Common stock, $.01 par value; 25,000,000 shares authorized,
       6,179,875 shares issued and outstanding in 2000 and 1999                   61,799               61,799
    Preferred stock, $.0001 par value; 10,000,000 shares
       authorized, none issued                                                        --                   --
    Additional paid-in capital                                                 6,347,187            6,347,187
    Accumulated deficit                                                       (4,237,203)          (5,085,769)
                                                                          -------------------   ------------------
                                                                               2,171,783            1,323,217

Less Treasury stock, 663,526 shares in 2000 and
    1999, at cost                                                                419,306              419,306
Less notes receivable from stockholders, net (note 3)                            382,441              377,711
                                                                          -------------------   ------------------
          Total stockholders' equity                                           1,370,036              526,200
                                                                          -------------------   ------------------

Commitments and contingencies (note 10)

          Total liabilities and shareholders' equity                      $    3,550,232            5,712,102
                                                                          ===================   ==================



See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                      Years ended October 31, 2000 and 1999


                                                                                     2000                 1999
                                                                               ------------------   ------------------
Net sales (note 14)                                                            $   8,287,526           10,138,428
Cost of sales                                                                      6,352,485            8,499,912
                                                                               ------------------   ------------------
          Gross profit                                                             1,935,041            1,638,516
                                                                               ------------------   ------------------

Operating expenses:
    Selling                                                                          634,464              924,412
    General and administrative                                                       977,944            1,316,090
                                                                               ------------------   ------------------
                                                                                   1,612,408            2,240,502
                                                                               ------------------   ------------------

          Income (loss) from operations                                              322,633             (601,986)
                                                                               ------------------   ------------------

Other income (expense):
    Interest (note 3)                                                                 68,947               61,474
    Interest expense                                                                (101,215)            (282,057)
    Gain on disposal of assets (note 1)                                              626,929                   --
    Provision for legal judgment (note 10)                                           (57,000)             (24,000)
    Other                                                                              6,272               16,717
                                                                               ------------------   ------------------
                                                                                     543,933             (227,866)
                                                                               ------------------   ------------------

Income (loss) before income taxes                                                    866,566             (829,852)

Income tax provision (note 11):
    Current                                                                           18,000                   --
    Deferred                                                                              --                   --
                                                                               ------------------   ------------------
                                                                                      18,000                   --

          Net income (loss)                                                     $    848,566             (829,852)
                                                                               ==================   ==================

Basic and diluted earning (loss) per share                                      $       0.15                (0.15)
                                                                               ==================   ==================


Weighted average number of shares                                                  5,516,349            5,516,349
                                                                               ==================   ==================



See accompanying notes to consolidated financial statements.

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                     Years ended October 31, 2000 and 1999

                                                   COMMON STOCK
                                             PAR VALUE $.01 AUTHORIZED
                                                  25,000,000 SHARES
                                           -----------------------------
                                               NUMBER                      ADDITIONAL
                                             OF SHARES        PAR            PAID-IN      ACCUMULATED
                                               ISSUED        ISSUED         CAPITAL         DEFICIT
                                           -------------  -------------   -------------  -------------
Balance, October 31, 1998                     6,179,875    $    61,799       6,347,187     (4,255,917)

Net adjustment of note receivable
    from stockholders (note 3)                       --             --             --              --
                                          ---------------  -------------   -------------   -------------

Net loss                                             --             --             --        (829,852)

Balance, October 31, 1999                     6,179,875    $    61,799      6,347,187      (5,085,769)

Net adjustment of note receivable
    from stockholders (note 3)                       --             --             --              --

Net income                                           --             --             --         848,566
                                          ---------------  -------------   -------------   -------------
Balance, October 31, 2000                     6,179,875    $    61,799      6,347,187      (4,237,203)
                                          ===============  =============  ==============   =============


             TREASURY STOCK
      ---------------------------    NOTES
    NUMBER                         RECEIVABLE
      OF                              FROM
    SHARES           COST          STOCKHOLDER        TOTALS
-------------   ------------     --------------    ------------
    663,526      $  (419,306)      (363,809)        1,369,954


         --              --         (13,902)          (13,902)

         --              --              --          (829,852)
--------------  --------------   --------------  --------------
    663,526      $  (419,306)      (377,711)          526,200


         --              --          (4,730)           (4,730)

         --              --              --           848,566
--------------  --------------   --------------  --------------
    663,526      $  (419,306)      (382,441)        1,370,036
==============  ==============   ==============  ==============




See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                      Years ended October 31, 2000 and 1999

                                                                        2000                 1999
                                                                 -------------------   ------------------
Cash flows from operating activities:
    Net income (loss)                                             $     848,566            (829,852)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation and amortization                                     86,554             191,371
       Gain on sale of assets                                          (626,929)                 --
       (Increase) decrease in assets and liabilities:
          Accounts receivable                                           234,600             294,627
          Inventories                                                   137,737             602,899
          Prepaid expenses and other current assets                     (16,891)            (10,699)
          Other assets                                                    5,851             (39,472)
          Accounts payable                                             (722,820)            337,792
          Accrued liabilities and legal judgment                        128,783              (4,280)
          Customer deposits                                              83,926             212,930
                                                                 -------------------   ------------------

             Net cash provided by operating activities                  159,377             755,316
                                                                 -------------------   ------------------

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                      Years ended October 31, 2000 and 1999

                                                                                     2000                  1999
                                                                               ------------------   --------------------
Cash flow from investing activities:
    Net investment in notes receivable from stockholders                     $       (23,076)               (13,902)
    Proceeds from sale of assets of subsidiary                                       661,220                     --
    Purchase of property and equipment                                                (7,666)               (17,782)
                                                                               ------------------   --------------------

          Net cash provided by (used in) investing activities                        630,478                (31,684)
                                                                               ------------------   --------------------

Cash flow from financing activities:
    Net payments/drawings from revolving promissory note                            (518,069)              (666,703)
    Payments on long-term debt, revolving promissory
       note and capital leases                                                      (114,172)              (107,846)
                                                                               ------------------   --------------------

          Net cash used in financing activities                                     (632,241)              (774,549)
                                                                               ------------------   --------------------

          Net increase (decrease) in cash and cash equivalents                       157,614                (50,917)

Cash and cash equivalents at beginning of year                                        18,432                 69,349
                                                                               ------------------   --------------------
Cash and cash equivalents at end of year                                     $       176,046                 18,432
                                                                               ==================   ====================

Supplemental cash flow information:
    Cash paid for interest                                                   $        96,568                263,903
                                                                               ==================   ====================
    Cash paid for income taxes                                               $        18,000                     --
                                                                               ==================   ====================




See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999

(1)    NATURE OF BUSINESS

       Waste Technology Corp. (the Company) is a manufacturer of baling machines which utilize mechanical, hydraulic and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills and paper recycling facilities throughout the United States, the Far east and South America. During fiscal 1999, the Company had two manufacturing subsidiaries, International Baler Corp. (IBC), located in Jacksonville, Florida, and International Press and Shear Corp. (IPS), located in Baxley, Georgia.

       In December 1999, the Company sold the assets of its IPS subsidiary of approximately $1,897,643 to two IPS officers for $661,220 and the assumption of $1,863,352 liabilities. The IPS subsidiary was formed in the second quarter of fiscal 1995 and expanded the manufacturing capacity of the Company. Operating losses at IPS are a significant cause of the consolidated losses in 1999. The loss occurred primarily as a result of the continuing depressed recycled products markets, as well as higher than anticipated costs of sales and selling and administrative expenses. In the fourth quarter of 1998 and continuing in 1999, the Company effectuated significant cost reductions which exceeded $700,000 in fiscal 1999. These cost cutting measures included personnel eliminations, salary and advertising reductions.

       The Company's management and board of directors have substantial concern over recent operating performances, however, it believes that is has several viable options to continue as a going concern.

       With the elimination of the IPS subsidiary, the Company's operating results were significantly improved in fiscal 2000. The Company has introduced new textile balers, new corrugated balers and has been marketing the patented hinge side baler. The Company's backlog at December 31, 2000 is approximately $1,475,000. The Company anticipates that these products will also have a significant impact on sales in fiscal 2001.

       With some of the proceeds from the sale of assets of IPS, the Company has
       paid  the  outstanding   balance  of  the  loan  from  Foothill   Capital
       Corporation which had an interest rate of 14.75% (note 7).

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

                            October 31, 2000 and 1999



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

       (E)    DEPRECIATION

              The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the double-declining balance and straight line methods over the estimated lives of 5-7 years for machinery and equipment and 31 years for buildings. Gain or loss upon retirement or disposal of property, plant and equipment is recorded as other income or expense.

              The Company evaluates its long-lived assets for impairment when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value.

       (F)    INCOME TAXES

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires recognition of differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999



       (G)    EARNINGS (LOSS) PER SHARE

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

       (I)    BUSINESS REPORTING SEGMENTS

              Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of manufacturing bailing machines, the Company has no other industry segments.

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

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999


On July 15, 1991, the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The Financing of the transactions was paid with funds borrowed from the Company with the unanimous approval of the Company's Board of Directors. The four individuals executed promissory notes in favor of the Company, originally payable in three annual installments due July 15, 1992-1994 plus accrued interest from July 15, 1991 at the rate of 9% per annum. The former Chairman's promissory note was satisfied in 1993. The Company extended the initial installment date for the General Counsel to begin on July 15, 1997. No payments were made during the years ended October 31, 2000 or 1999. The debt is collateralized by a lien on the 134,591 shares of the Company's common stock and a personal guarantee and the guarantee of General Counsel's law firm to the extent of his loan. On June 13, 1995, the General Counsel and his law firm exercised their option to purchase 250,000 shares of Waste Technology Corp. common stock at $1.00 per share, whereby, the Company reduced the legal fees payable to the law firm in lieu of cash. These shares are also being held as collateral for the note receivable from the General Counsel.

During 1997, the General Counsel and his law firm authorized the Company to off set accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, notes receivable from the General Counsel, net of accrued legal fees of $382,441 and $377,711, are presented as a reduction of stockholders' equity at October 31, 2000 and 1999, respectively.

On December 29, 1995, the Company transferred a life insurance policy, covering the life of its president, to the president in exchange for a note receivable. The amount of the note receivable from the president is equal to the amount of the cash surrender value of the policy at the time of the transfer. Interest accrues at the rate of 6% per annum. No principal or interest is due until proceeds from the policy are realized. The note receivable from the president was $375,122 and $356,778 at October 31, 2000 and 1999, respectively.

The statement of operations includes interest income on officer and director notes receivable of $56,806 and $55,140 for fiscal 2000 and 1999, respectively. Legal expenses to the General Counsel and his law firm were $22,357 and $56,021 for fiscal 2000 and 1999, respectively.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999



(4)    SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS

       Non cash activities related to the sale of certain assets and assumption of certain liabilities of the Company's IPS subsidiary during the year ended October 31, 2000 were as follows:

            Operating activities:
                Accounts receivable                         $     260,271
                Inventories                                       360,928
                Prepaid expenses and other assets                  18,819
                Other assets                                        7,854
                Accounts payable                                 (311,988)
                Accrued liabilities and legal judgment            (41,363)
                Customer deposits                                (652,178)

            Investing activities:
                Sale of property and equipment              $   1,249,771

            Financing activities:
                Assumption of long-term debt
                   and capital leases                       $    (857,823)

(5)    INVENTORIES

       Inventories consisted of the following:

                                                                 2000               1999
                                                           ---------------     ---------------

                      Finished products                  $       302,465             283,034
                      Work in process                            287,599             408,464
                      Raw materials                              989,660           1,386,891
                                                           --------------      --------------
                                                         $     1,579,724           2,078,389
                                                           ==============      ==============

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999


(6)    PROPERTY, PLANT AND EQUIPMENT

       The following is a summary of property, plant and equipment, at cost, less accumulated depreciation:

                                                                           2000                1999
                                                                      ---------------    ----------------
           Land                                                      $       77,304             77,304
           Buildings and improvements                                       905,539          2,264,729
           Machinery and equipment                                          754,875          1,171,465
           Vehicles                                                         104,024            129,257
                                                                      -------------      ----------------
                                                                          1,841,742          3,642,755
           Less accumulated depreciation and amortization                 1,230,638          1,709,686
                                                                      --------------     ----------------
                                                                     $      611,104          1,933,069
                                                                      ==============     ================


       Depreciation expense was $79,860 and $191,371 in fiscal 2000 and 1999, respectively. Included in buildings and improvements at October 31, 1999 are assets recorded under a capital lease in the amount of $1,359,190. Amortization of the assets under capital lease in the amount of $43,677 is included in depreciation expense for the year ended October 31, 1999.

(7)    REVOLVING PROMISSORY NOTE

       The Company had a $2,000,000 line of credit with $553,852 outstanding at October 31, 1999. In December 1999, the Company paid the outstanding balance on the line of credit. In August 2000, the Company entered into a line of credit agreement which allows the company to borrow up to the lesser of 80% of eligible receivables or $500,000. The line of credit bears interest at Prime plus 1% plus certain service charges. The line of credit had an outstanding balance of $35,783 at October 31, 2000. The unused line of credit at October 31, 2000 was approximately $115,000.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999

(8)    LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                       2000                1999
                                                                                  ---------------    ----------------
           Term note payable to bank, at prime rate,
                due in equal monthly installments of $9,028,
                plus interest, through  August 2002,
                secured by substantially all assets                             $       198,610             306,944

           Term note payable to bank, sold as part of
                the transaction with IPS management                                          --              51,654

           Term note payable to Appling County, Georgia,
                sold as part of the transaction with IPS management                          --             142,457
                                                                                  ----------------     ---------------
                                                                                        198,610             501,055
           Amounts classified as current                                                108,333             195,985
                                                                                  ----------------     ---------------

                                                                                $        90,277             305,070
                                                                                  ================     ===============


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

       For the period ending October 31, contractual maturities of long-term debt are as follows:

                         2001            $       108,333
                         2002                     90,277
                                          ----------------
                                         $       198,610
                                          ================

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999

(9)    CAPITAL LEASE

       The Company had certain capital lease agreements with a net present value of $669,550 related to its International Press and Shear (IPS) manufacturing facility. These capital lease agreements were sold to the IPS management in December 1999 as discussed in note 1. At October 31, 2000 the Company had no outstanding capital lease agreements.

(10)   CONTINGENCIES AND COMMITMENTS

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

       The Company and its insurance carrier were defendants in a suit against its former subsidiary, RAM Coating Technology Corporation (RAM), claiming breach of contract. In September 1998, a judgment against the Company and RAM's former insurance carrier, was given in the amount of $250,194 in damages, $110,000 in attorney's fees, all costs of proceedings, plus interest. The total amount of the legal judgment, including interest of $576,000, is reflected on the consolidated balance sheet at October 31, 2000. In July 2000, the judgment was reaffirmed by the First Circuit Court of Appeals and in December 2000 by the Supreme Court of the State of Louisiana. The judgment has been paid by the insurance carrier and the Company is in negotiations with the insurance carrier to settle the Company's obligation, if any, to the insurance carrier. The Company may not have sufficient levels of cash to satisfy the ultimate negotiated obligation, if any, to the insurance carrier.

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

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999

       The Company has also committed to fund premiums on a life insurance policy owned by its president to keep the policy in force. Annual premiums approximate $40,000 (see note 3).

(11)   INCOME TAXES

       The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company's effective rate are as follows:

                                                                            2000                1999
                                                                      ---------------     ---------------
           Federal income tax expense (benefit) at
                statutory rate                                      $       289,000            (282,000)
           State income tax benefit, net
                federal income tax effect                                    26,000             (32,900)
           Other                                                             (4,000)             68,900
           Alternative minimum tax                                           18,000                  --
           Change in valuation allowance, net of correction
                to prior years' deferred taxes                             (311,000)            246,000
                                                                      ---------------     ---------------
           Provision (benefit) for income taxes                     $        18,000                  --
                                                                      ===============     ===============

       The Company files consolidated federal and state income tax returns with its subsidiaries. The net change in the total valuation allowance for the years ended October 31, 2000 and 1999 was a decrease of $315,000 and an increase of $246,000, respectively. Realization of net deferred tax assets is dependent on generating sufficient taxable income in the future. Based on current and anticipated future economic conditions, management cannot ascertain when it will become more likely than not that any portion of the net deferred tax asset will be realized.

       The significant components of the net deferred tax asset at October 31, 2000 and 1999 are as follows:

                                                                            2000                1999
                                                                      ---------------    ----------------
           Reserves and allowances                                  $        401,000            412,000
           Property, plant and equipment                                      75,000            100,000
           General business credit carryforward                               20,000             20,000
           Net operating loss carryforward                                 1,082,000          1,344,000
           Other                                                              80,000             93,000
                                                                      --------------     ----------------
                                                                           1,658,000          1,969,000
           Valuation allowance                                             1,658,000          1,969,000
                                                                      --------------     ----------------
                                                                    $             --                 --
                                                                      ==============     ================

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999


       Net operating loss carryforwards for tax purposes are approximately $3,571,000, which expire in years 2007 through 2013. IBC has general business tax credit carryforwards of approximately $20,000, which expires in the year 2000. The Company has an Alternative Minimum Tax Credit carryforward of approximately $30,000.

(12)   STOCK OPTIONS

       Effective in fiscal 1995, the Board of Directors of the Company adopted the 1995 Stock Option Plan (1995 Plan). Under the 1995 Plan, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options and stock appreciation rights (SARs) may be granted to key employees, officers, directors and consultants of the Company and its present and future subsidiaries to purchase an aggregate of 2,000,000 shares.

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

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999

       During 1995, the Board of Directors issued 1,760,000 non-qualified stock options to purchase 1,760,000 shares of the Company's common stocks at prices ranging from $.75 to $1.00 per share. The options were issued to key employees. The options have antidilutive rights in the event of a split, reverse split, or recapitalization and are exercisable in whole or in part through 2002. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. Outstanding options as of October 31, 2000 are 40,000.

       In March 1994 and February 1993, the Board of Directors issued 550,000 and 700,000 non-qualified stock options, respectively, to purchase 550,000 and 700,000 shares, respectively, of the Company's common stock at $.50 per share. The options have antidilutive rights in the event of a split, reverse split or recapitalization and are exercisable in whole or in part through March 2003 and September 1, 2002, respectively. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. Options outstanding as of October 31, 2000 are 50,000 and 200,000, respectively.

       A summary of the status of the Company's stock options is presented below:

                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                                         SHARES             EXERCISE PRICE
                                                                         ------             --------------
           Outstanding, October 31, 1998                                 1,939,000        $      .9048

           Canceled or surrendered                                        (105,000)              .8393

           Outstanding, October 31, 1999                                 1,834,000               .9085
                                                                     ===============       ============

           Canceled or surrendered                                      (1,544,000)              .9800

           Outstanding, October 31, 2000                                   290,000               .5345
                                                                     ===============       ============

           Shares exercisable                                              290,000        $      .5345
                                                                     ===============       ============


       The outstanding stock options at October 31, 2000, have an exercise price ranging from $.50 to $.75 per share and a remaining contractual term ranging from two to four years. Compensation cost for stock options under SFAS No. 123 is not provided because all options granted during and after November 1, 1996 have been canceled or surrendered.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999

(13)   EMPLOYEES' BENEFIT PLAN

       The Company instituted a profit sharing plan for its employees in 1989 by contributing 375,000 shares of its stock to the trust, having a fair market value of $165,000 on the transfer date. The Company made no contributions to the plan in 2000 or 1999.

(14)   EXPORT SALES

       Export sales were approximately 7% and 12% for the years ended October 31, 2000 and 1999, respectively. The principal international markets served by the Company, include Canada, China, United Kingdom, India, Korea, Japan and Thailand. No sales in one geographic region exceed 10%.