Form 10QSB
period 2001-01-31
WASTE TECHNOLOGY CORP
filed 2001-03-16
CIK 781902

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)
_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended JANUARY 31, 2001 .

___ Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from ___ to ___


                         Commission File Number 0-14443

                          WASTE TECHNOLOGY CORPORATION
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

At February 28, 2001, Registrant had outstanding 5,516,349 shares of its Common Stock.

Transitional small business disclosure format check one:

                                 Yes____ No _X_

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.    FINANCIAL INFORMATION..............................................3

   ITEM I.   FINANCIAL STATEMENTS

          o  Consolidated Balance Sheets as of January 31, 2001,
             and October 31, 2000.............................................3

          o  Consolidated Statements of Operations for the three
             months ended January 31, 2001, and
             January 31, 2000 . . . . . ......................................5

          o  Consolidated Statements of Changes in Stockholders'
             Equity for the period from October 31, 1999, to
             January 31, 2001.................................................6

          o  Consolidated Statements of Cash Flows for the three
             months ended January 31, 2001, and
             January 31, 2000.................................................7

          o  Notes to Financial Statements....................................8

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........11

PART II.   OTHER INFORMATION

          o  Signatures......................................................14

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    01/31/01      10/31/00
                                                   Unaudited
ASSETS

Current Assets:
  Cash and cash equivalents                          $49,760      $176,046
  Accounts receivable, net of allowance
    for doubtful accounts of $86,000                 716,251       787,224
  Inventories                                      1,567,724     1,579,724
  Prepaid expense and other current assets             1,296         9,593
                                                  -----------   -----------

          Total current assets                     2,335,031     2,552,587


Property, plant and equipment at cost              1,842,985     1,841,742
  Less:  accumulated depreciation                  1,243,817     1,230,638
                                                  -----------   -----------

          Net property, plant & equipment            599,168       611,104


Other assets:
  Other assets                                         8,983        11,419
  Due from Officer                                   379,746       375,122
                                                  -----------   -----------

          Total other assets                         388,729       386,541
                                                  -----------   -----------

          TOTAL ASSETS                            $3,322,928    $3,550,232


See accompanying note to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   01/31/01         10/31/00
                                                   Unaudited

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                         $111,741        $35,783
  Current maturities of long-term debt               108,333        108,333
  Accounts payable                                   365,475        579,029
  Accrued liabilities                                545,945        590,191
  Customer deposits                                  208,633        200,583
  Accrued Judgment                                   582,000        576,000
                                                 -----------    -----------

          Total current liabilities                1,922,127      2,089,919

Long-term debt                                        63,194         90,277
                                                 -----------    -----------

          Total liabilities                        1,985,321      2,180,196

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 2001 & 2000, respectively        61,799         61,799
  Preferred stock, par value $.0001,
    10,000,000 shares authorized, none issued              0              0
  Additional paid-in capital                       6,347,187      6,347,187
  Accumulated deficit                             (4,273,755)    (4,237,203)
                                                 -----------    -----------

                                                   2,135,231      2,171,783

Less:  Treasury stock, 663,526 shares at cost        419,306        419,306
Less:  Note receivable from shareholders             378,318        382,441
                                                 -----------     ----------

          Total stockholders' equity               1,337,607      1,370,036
                                                 -----------     ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $3,322,928     $3,550,232


See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


Three months ended:                                 01/31/01          1/31/00

Net Sales                                           1,807,568        2,457,308

Cost of Sales                                       1,473,055        1,901,892
                                                   ----------       ----------

Gross Profit                                          334,513          555,416

Operating Expenses:
  Selling                                             144,477          173,491
  General and Administrative                          215,113          299,120
                                                   ----------       ----------

    Total operating expenses                          359,590          472,611

Operating Income (Loss)                               (25,077)          82,805

Other Income (Expense):
  Interest & Dividends                                 16,562           18,934
  Interest Expense                                    (19,515)         (55,167)
  Other Income                                            478            2,613
  Net gain on Disposal of Fixed Assets                      0          626,929
  Provision for Judgment                               (6,000)          (7,000)
                                                   ----------       ----------

    Total Other Income (Expenses)                      (8,475)         586,309
                                                   ----------       ----------

Income (Loss) before income taxes                     (33,552)         669,114

Income Tax Provision
  Current                                               3,000                0
  Deferred                                                  0                0
                                                   ----------       ----------

NET INCOME  (LOSS)                                    (36,552)         669,114



Basic and diluted Income (Loss) per share               (0.01)            0.12

Weighted average number of shares                   5,516,349        5,516,349

See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             As of January 31, 2001
                                    Unaudited

                                      COMMON STOCK
                               PAR VALUE $.01 AUTHORIZED
                                    25,000,000  SHARES                                      TREASURY STOCK
                                -----------------------                                -----------------------
                                    NUMBER                 ADDITIONAL                         NUMBER
                                   OF SHARES     PAR        PAID-IN         ACCUMULATED         OF
                                    ISSUED      VALUE       CAPITAL           DEFICIT         SHARES        COST
                                -----------  -----------  ------------     -------------   -----------    ---------

   Balance at October 31, 1999   6,179,875        $61,799   $6,347,187     $(5,085,769)     663,526       $(419,306)

Net Adjustment of Note Receivable
  from shareholder                  -0-             -0-          -0-            -0-             -0-             -0-

Net Income (Loss)                   -0-             -0-          -0-           848,566          -0-             -0-
                                ----------   -----------   -----------    ------------     --------       ---------

  Balance at October 31, 2000    6,179,875        $61,799   $6,347,187     $(4,237,203)     663,526       $(419,306)
Net Adjustment of Note Receivable
  from shareholder                  -0-             -0-          -0-            -0-             -0-             -0-

Net Income (Loss)                   -0-             -0-          -0-           (36,552)         -0-             -0-
                                ----------   -----------  ------------    ------------     --------       ---------

   Balance at January 31, 2001   6,179,875        $61,799   $6,347,187     $(4,273,755)     663,526       $(419,306)

                  TOTAL
              STOCKHOLDERS'
   OTHER         EQUITY
----------    ------------

$ (377,711)  $   526,200


    (4,730)       (4,730)

      -0-        848,566
-----------  -------------

 (382,441)   $ 1,370,036


     4,123         4,123

      -0-        (36,552)
-----------  -------------

 $(378,318)  $ 1,337,607



See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    Unaudited




For The Three Months Ended                                                         01/31/01         01/31/00
Cash flow from operating activities:
  Net (loss) income                                                             $  (36,552)        $  669,114
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                   15,615             32,437
    Gain from sale of equipment                                                          0           (626,929)
  Increase (decrease) from changes in:
    Accounts receivable                                                             70,973             39,705
    Inventories                                                                     12,000            116,608
    Prepaid expenses and other current assets                                        8,297           (101,762)
    Other assets                                                                         0             14,611
    Accounts payable                                                              (213,553)          (728,242)
    Accrued liabilities                                                            (44,246)             3,420
    Customer deposits                                                                8,050            480,721
    Accrued Judgment                                                                 6,000              7,000
                                                                                ----------         ----------
      Net cash provided by (used in) operating activities                         (173,416)           (93,317)

Cash flows from investing activities:
  Increase in notes receivable from shareholders                                      (502)            10,616
  Purchase of property and equipment                                                (1,243)                 0
  Proceeds from sale of assets and liabilities                                           0            661,220
                                                                                ----------         ----------
    Net cash provided by (used in) investing activities                             (1,745)           671,836

Cash flows from financing activities:
  Net (Payments) Drawings from revolving promissory note                            75,958           (553,852)
  (Payments) on Long Term Debt, Capital Leases                                     (27,083)           (32,921)
                                                                                ----------         ----------
    Cash flows provided by (used in) financing  activities                          48,875           (586,773)

Net increase (decrease) in cash                                                   (126,286)            (8,254)
Cash at beginning of period                                                        176,046             18,432
Cash at end of period                                                               49,760             10,178

Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
   Interest                                                                          17,590             44,214
   Income taxes                                                                           0                  0


See accompanying notes to consolidated financial statements

WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   NATURE OF BUSINESS:

Waste Technology Corporation (the Company) is a manufacturer of baling machines which utilize technical, hydraulic and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills, and paper recycling facilities throughout the United States, the Far East, Europe, and South America. During a portion of the first quarter of fiscal 2000, the Company had two manufacturing subsidiaries, International Baler Corp. (IBC), located in Jacksonville, Florida, and International Press and Shear, Corporation (IPS), located in Baxley, Georgia.

In  December  1999,  the  Company  sold  the  assets  of its IPS  subsidiary  of
$1,897,643 to two IPS officers for $661,220 and the assumption of $1,863,352 liabilities. The IPS subsidiary was formed in the second quarter of fiscal 1995 and greatly expanded the manufacturing capacity of the Company. Operating losses at IPS were a significant cause of the consolidated losses in both 1999 and 1998. These losses occurred primarily as a result of the continuing depressed recycled products markets, as well as higher than anticipated costs of sales and selling and administrative expenses.

The Company's management and Board of Directors have substantial concern over recent operating performances, however, it believes that its operating performance over the past year and current negotiations relating to the Company's agreement to indemnify a bonding company for payment it made with respect to a judgment entered in 1998 against a former wholly owned subsidiary of the Company which will hopefully result in payment by the Company to the bonding company of an amount less than the judgment or allow it to pay the amount of the judgment over a period of time will provide liquidity to allow the Company to continue as a going concern. See, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

2.    BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2001, are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. For further information, refer to the Company's Annual Report on form 10-KSB for the year ended October 31, 2000, and the Management Discussion included in this form 10-QSB.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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


4. RELATED PARTY LOAN AND NOTES RECEIVABLE:

The Company was indebted in the amount of $466,407 to the General Counsel and his law firm at January 31, 2001. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at January 31, 2001.

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


5. REVOLVING PROMISSORY NOTE:

In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow up to the lesser of 80% of eligible receivables or $500,000. The line of credit bears interest at prime rate plus 1% plus certain service charges. The line of credit had an outstanding balance of $111,741 at January 31, 2001 and the unused line of credit at this date was approximately $205,000.

6. TERM NOTES AND CAPITAL LEASES:

      Long-term debt consists of the following:



                                                                                  01-31-01        10-31-00
                                                                                  --------        --------
Term note payable to bank at prime rate, due in equal monthly installments of $9,028, plus interest through August 2002, secured by substantially
all assets.                                                                       $171,527        $198,110
                                                                                  --------        --------

Amounts classified as current                                                      108,333         108,333
                                                                                  --------        --------
                                                                                  $ 63,194        $ 90,277
                                                                                  ========        ========



7. INCOME TAXES

As of January 31, 2001, the Company's anticipated annual effective tax rate is zero as a result of the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. However, the company is anticipating a small liability due to the alternative minimum tax regulations. As of January 31, 2001, the Company has approximately $3,500,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2013.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: THREE MONTH COMPARISON

In the first quarter ending January 31, 2001, the Company had net sales of $1,807,568 as compared to $2,457,308 in the first quarter of fiscal 2000, a decrease of 26.4%. The lower shipments were primarily the result of the sale of the assets of the IPS subsidiary in December 1999 which had sales of $416,000 in the first quarter of fiscal 2000 along with lower sales at both the International Baler Corporation ("IBC") and Consolidated Baling Machine Company, Inc. ("CBMC") subsidiaries. These lower sales were partially offset by higher sales at the Solid Waste and Recovery Systems ("SWRS") subsidiary.

The Company had a net loss of $36,552 in the first quarter of fiscal 2001, as compared to a profit of $669,114 in the first quarter of 2000. The first quarter 2000 profit was primarily due to a gain of $626,929 on the sale of the IPS assets. Operating income in the first quarter of 2001 was a loss of $25,077 as opposed to operating income of $82,805 in the prior year's first quarter. This was due to the lower sales previously mentioned. Gross profit margins declined from 22.6% in the first quarter of fiscal 2000 to 18.5% in the current year due to the lower sales figure and related lower absorption of fixed overhead.

Beginning in the fourth quarter of 1998 and continuing through 1999, 2000 and fiscal 2001, the Company has effectuated significant cost reductions which included personnel eliminations and the reduction of salaries and advertising costs. Selling and administrative expenses were significantly lower in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. These expenses were reduced by $57,549 due to the sale and discontinuance of the IPS operation and expenses at IBM and CBMC were reduced by $55,472 compared to the first quater of fiscal 2000.

Interest expense was also significantly lowered in the first quarter of fiscal 2001 versus the first quarter of fiscal 2000 due to the sale of IPS' encumbered assets and the substantial reduction in borrowing from the Company's line of credit.

The sold order backlog as of February 28, 2001 was $1,067,000 as compared to $1,670,000 at February 29, 2000. This decrease was due to the downturn in general economic conditions.


FINANCIAL CONDITION

Net working capital decreased from $462,668 as of October 31, 2000 to $412,904 at January 31, 2001.

On August 7, 2000, the Company entered into a line of credit agreement with Presidential Financial Corporation which allows the Company to borrow up to $500,000. The line of credit bears interest at the prime rate plus one percent (1%) plus certain service charges. This agreement has a one year term with an automatic renewal unless either of the parties to the agreement gives written notice to terminate the agreement at least sixty (60) days prior to the annual renewal date.

The Company's auditors, KPMG LLP, has stated in its "Report of Independent Accountants" for October 31, 2000 to the Company's shareholders that there is "substantial doubt" about the Company's ability to continue as a going concern. The Company's Management and Board of Directors have substantial concern over the Company's ability to reach an acceptable and affordable settlement of its obligation arising out of its agreement to indemnify Transamerica Premier Insurance Corporation ("Transamerica") for its payment of a judgment entered on June 5, 1998 against the Company's former wholly owned subsidiary, Ram Coating Technology Corporation ("Ram"), and Transamerica in the amount of $360,194, together with interest, in favor of L & A Contracting Company in the 19th Judicial District Court of the State of Louisiana, Case No. 382924 Division F (the "Judgment"). Transamerica had issued a performance and payment bond (the "Bond") for Ram in connection with the contract which was the subject of the action and which was the basis of the Judgment against Ram. The Company had agreed to indemnify Transamerica for any payments it was required to make pursuant to the Bond. As a result of the indemnification agreement, the Company is liable to Transamerica for the amount of the Judgment. In July 2000, the Judgment was affirmed by the First Circuit Court of Appeals of the State of Louisiana. The Company has reduced net income by the full amount of the Judgment and interest in the aggregate amount of $582,000 through January 31, 2001. The Judgment has been paid by Transamerica and the Company is attempting to negotiate a settlement for an amount less than the Judgment or a term payment arrangement.

Management, however, believes that it will be able to improve the Company's financial condition based on its cost-cutting measures, its recent operating performances and the settlement of the amount and terms of the payment to be made to Transamerica to satisfy the Judgment and therefore, the Company will continue as a viable going concern. However, no assurances can be given that it will be able to do so.

The Company has no commitments for any significant capital expenditures. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income from continuing operations.

This "Management's Discussion and Analysis" contains forward-looking statements within the meaning of Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties including, but not limited to, changes in general economic conditions and changing competition which would cause actual result to differ materially from those indicated. Therefore, the Company may have to consider additional financing and/or operating alternatives to insure the Company will continue as a going concern.


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

Dated:  March 9, 2001             WASTE TECHNOLOGY CORPORATION


                           BY:    /s/ Ted C. Flood
                                 ---------------------------------------------
                                 Ted C. Flood, President
                                 (Chief Executive Officer)



                           BY:    /s/ William E. Nielsen
                                 ---------------------------------------------
                                 William E. Nielsen
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)