Form 10QSB
period 2001-04-30
WASTE TECHNOLOGY CORP
filed 2001-06-13
CIK 781902

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)
  X      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934


For the quarterly period ended     APRIL 30, 2001    .
                              -----------------------

------- Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the transition period from         to
                               -------    --------

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

                             5400 Rio Grande Avenue
                           JACKSONVILLE, FLORIDA 32254
-------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)
  -

                                 (904) 355-5558
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     At May 31, 2001, Registrant had outstanding 5,516,349 shares of its Common Stock.

     Transitional small business disclosure format check one:

                         Yes__          No  _X_

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION.................................................3

         ITEM I.        FINANCIAL STATEMENTS

     o    Consolidated  Balance  Sheets as of April 30,  2001,
          and  October 31, 2000................................................3

     o    Consolidated  Statements  of  Operations  for the
          three months and six months  ended  April  30, 2001,
          and  April  30,  2000 ...............................................5

     o    Consolidated  Statements of Changes in Stockholders' Equity
          for the period from October  31, 1999, to
          April 30, 2001.......................................................7

     o    Consolidated Statements of Cash Flows for the three
          months ended April 30, 2001, and April 30,
          2000.................................................................8

     o    Notes to Financial Statements.......................................10


         ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........13


PART II. OTHER INFORMATION....................................................15

     o   Signatures...........................................................16

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                        4/30/01       10/31/00
ASSETS

Current Assets:
  Cash and cash equivalents                            $   94,938     $  176,046
  Accounts receivable, net of allowance
    for doubtful accounts of $86,000                      623,192        787,224
  Inventories                                           1,383,224      1,579,724
  Prepaid expense and other current assets                  1,173          9,593
                                                       ----------     ----------

          Total current assets                          2,102,527      2,552,587


Property, plant and equipment at cost                   1,845,638      1,841,742
  Less:  accumulated depreciation                       1,256,996      1,230,638
                                                       ----------     ----------

          Net property, plant & equipment                 588,642        611,104


Other assets:
  Other assets                                              6,545         11,419
  Due from Officer                                        384,219        375,122
                                                       ----------     ----------

          Total other assets                              390,764        386,541
                                                       ----------     ----------

          TOTAL ASSETS                                 $3,081,933     $3,550,232



See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                         4/30/01       10/31/00
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                          $         0    $    35,783
  Current maturities of long-term debt                   108,333        108,333
  Accounts payable                                       314,263        579,029
  Accrued liabilities                                    520,148        590,191
  Customer deposits                                      155,418        200,583
  Accrued Judgment                                       589,000        576,000
                                                     -----------    -----------

          Total current liabilities                    1,687,162      2,089,919

Long-term debt                                            36,110         90,277
                                                     -----------    -----------

          Total liabilities                            1,723,272      2,180,196

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 2001 & 2000, respectively            61,799         61,799
  Preferred stock, par value $.0001,
    10,000,000 shares authorized, none issued                  0              0
  Additional paid-in capital                           6,347,187      6,347,187
  Accumulated deficit                                 (4,248,880)    (4,237,203)
                                                     -----------    -----------

                                                       2,160,106      2,171,783

Less:  Treasury stock, 663,526 shares at cost            419,306        419,306
Less:  Note receivable from shareholders                 382,139        382,441
                                                     -----------    -----------

          Total stockholders' equity                   1,358,661      1,370,036
                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $ 3,081,933    $ 3,550,232




See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




Three months ended:                                     4/30/01        4/30/00

Net Sales                                            $ 1,509,627    $ 2,317,750

Cost of Sales                                          1,090,164      1,732,953
                                                     -----------    -----------
Gross Profit                                             419,463        584,797

Operating Expenses:
  Selling                                                159,165        164,551
  General and Administrative                             228,026        275,113
                                                     -----------    -----------
    Total operating expenses                             387,191        439,664

Operating Income (Loss)                                   32,272        145,133

Other Income (Expense):
  Interest & Dividends                                    16,082         16,296
  Interest Expense                                       (16,916)       (11,786)
  Other Income                                               437            486
  Net gain on Disposal of Fixed Assets                         0              0
  Provision for Judgment                                  (7,000)        (6,000)
                                                     -----------    -----------
    Total Other Income (Expenses)                         (7,397)        (1,004)
                                                     -----------    -----------

Income (Loss) before income taxes                         24,875        144,129
Income Tax Provision
  Current                                                      0              0
  Deferred                                                     0              0
                                                     -----------    -----------
NET INCOME  (LOSS)                                        24,875        144,129



Basic and diluted Income (Loss) per share                   0.00           0.03

Weighted average number of shares                      5,516,349      5,516,349




See accompanying notes to consolidated statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


Six months ended:                                     4/30/01         4/30/00

Net Sales                                          $ 3,317,195      $ 4,775,058

Cost of Sales                                        2,563,219        3,634,845
                                                   -----------      -----------
Gross Profit                                           753,976        1,140,213

Operating Expenses:
  Selling                                              303,642          338,042
  General and Administrative                           443,139          574,233
                                                   -----------      -----------
    Total operating expenses                           746,781          912,275

Operating Income (Loss)                                  7,195          227,938

Other Income (Expense):
  Interest & Dividends                                  32,644           35,230
  Interest Expense                                     (36,431)         (66,953)
  Other Income                                             915            3,099
  Net gain on Disposal of Fixed Assets                       0          626,929
  Provision for Judgment                               (13,000)         (13,000)
                                                   -----------      -----------
    Total Other Income (Expenses)                      (15,872)         585,305
                                                   -----------      -----------
Income (Loss) before income taxes                       (8,677)         813,243

Income Tax Provision
  Current                                                3,000                0
  Deferred                                                   0                0
                                                   -----------      -----------
NET INCOME  (LOSS)                                     (11,677)         813,243

Basic and diluted Income (Loss) per share                 0.00             0.15

Weighted average number of shares                    5,516,349        5,516,349

See accompanying notes to consolidated statements.

                        WASTE TECHNOLOGY CORPORATION AND
                                  SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                     EQUITY
                              AS OF APRIL 30, 2001
                                    UNAUDITED





                                       COMMON STOCK
                                       PAR VALUE $.01
                                         AUTHORIZED
                                     25,000,000 SHARES                                TREASURY STOCK
                                    ------------------                             --------------------
                                      NUMBER             ADDITIONAL                 NUMBER                             TOTAL
                                    OF SHARES     PAR     PAID-IN     ACCUMULATED     OF                           STOCKHOLDERS'
                                      ISSUED     VALUE    CAPITAL       DEFICIT     SHARES      COST      OTHER       EQUITY
                                    ---------  -------- -----------  -----------   --------   --------- --------- --------------
       Balance at October 31, 1999  6,179,875  $61,799   $6,347,187   $(5,085,769)  663,526  $(419,306) $(377,711)    $526,200
Net Adjustment of Note Receivable
  from shareholder                     -0-        -0-       -0-           -0-         -0-        -0-       (4,730)      (4,730)
Net Income (Loss)                      -0-        -0-       -0-           848,566     -0-        -0-       -0-         848,566
                                    ---------  --------  -----------  -----------  ------- ----------   --------- --------------
       Balance at October 31, 2000  6,179,875  $61,799   $6,347,187   $(4,237,203)  663,526  $(419,306) $(382,441)  $1,370,036
Net Adjustment of Note Receivable
  from shareholder                     -0-        -0-       -0-           -0-         -0-        -0-          302          302

Net Income (Loss)                      -0-        -0-       -0-           (11,677)    -0-        -0-       -0-         (11,677)
                                    ---------  --------  -----------  -----------  -------- ----------  ---------   -----------
       Balance at April 30, 2001    6,179,875  $61,799   $6,347,187   $(4,248,880)  663,526  $(419,306) $(382,139)  $1,358,661


See accompanying notes to consolidated financial statements

             WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                               unaudited




For The Three Months Ended                                                       4/30/01    4/30/00
Cash flow from operating activities:
  Net (loss) income                                                            $  24,875   $ 144,129
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                 15,617      17,501
    Gain from sale of equipment                                                        0           0
  Increase (decrease) from changes in:
    Accounts receivable                                                           93,059     (85,745)
    Inventories                                                                  184,500     215,000
    Prepaid expenses and other current assets                                        123      93,689
    Other assets                                                                       0      (4,473)
    Accounts payable                                                             (51,213)    (16,156)
    Accrued liabilities                                                          (25,797)    101,642
    Customer deposits                                                            (53,215)   (439,754)
    Accrued Judgment                                                               7,000       6,000
                                                                                 --------    --------
      Net cash provided by (used in) operating activities                        194,949      31,833

Cash flows from investing activities:
  Increase in notes receivable from shareholders                                  (8,293)       (595)
  Purchase of property and equipment                                              (2,653)          0
  Proceeds from sale of assets and liabilities                                         0           0
                                                                                 --------    --------
    Net cash provided by (used in) investing activities                          (10,946)       (595)

Cash flows from financing activities:
  Net (Payments) Drawings from revolving promissory note                        (111,741)          0
  (Payments) on Long Term Debt, Capital Leases                                   (27,084)    (27,084)
                                                                                 --------    --------
    Cash flows provided by (used in) financing  activities                      (138,825)    (27,084)

Net increase (decrease) in cash                                                   45,178       4,154
Cash at beginning of period                                                       49,760      10,178
Cash at end of period                                                             94,938      14,332

Supplemental schedule of disclosure of cash flow information Cash paid during period for:
   Interest                                                                       14,990      11,786
   Income taxes                                                                        0           0


See accompanying notes to consolidated financial statements

         WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOW
                           unaudited




For The Six Months Ended                                                      4/30/01          4/30/00
Cash flow from operating activities:
  Net (loss) income                                                             $ (11,677)   $ 813,243
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                  31,232       49,938
    Gain from sale of equipment                                                         0     (626,929)
  Increase (decrease) from changes in:
    Accounts receivable                                                           164,032      (46,040)
    Inventories                                                                   196,500      331,608
    Prepaid expenses and other current assets                                       8,420       (8,073)
    Other assets                                                                        0        5,514
    Accounts payable                                                             (264,766)    (744,398)
    Accrued liabilities                                                           (70,043)     105,062
    Customer deposits                                                             (45,165)      40,967
    Accrued Judgment                                                               13,000       13,000
                                                                                ---------    ---------
      Net cash provided by (used in) operating activities                          21,533      (66,108)

Cash flows from investing activities:
  Increase in notes receivable from shareholders                                   (8,795)      14,645
  Purchase of property and equipment                                               (3,896)           0
  Proceeds from sale of assets and liabilities                                          0      661,220
                                                                                ---------    ---------
    Net cash provided by (used in) investing activities                           (12,691)     675,865

Cash flows from financing activities:
  Net (Payments) Drawings from revolving promissory note                          (35,783)    (553,852)
  (Payments) on Long Term Debt, Capital Leases                                    (54,167)     (60,005)
                                                                                ---------    ---------
    Cash flows provided by (used in) financing  activities                        (89,950)    (613,857)

Net increase (decrease) in cash                                                   (81,108)      (4,100)
Cash at beginning of period                                                       176,046       18,432
Cash at end of period                                                              94,938       14,332

Supplemental schedule of disclosure of cash flow information Cash paid during period for:
   Interest                                                                        32,580       56,000
   Income taxes                                                                         0            0


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

The Company's management and Board of Directors have substantial concern over recent operating performances. However, they believe that the Company's operating performance over the past year as well as current negotiations relating to the Company's agreement to indemnify a bonding company for payment it made with respect to a judgement entered in 1998 against a former wholly owned subsidiary of the Company, will result in payment by the Company to the bonding company of an amount less than the judgement or allow it to pay the amount of the judgement over a period of time, will provide liquidity and allow the Company to continue as a going concern. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


2.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2001, are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. For further information, refer to the Company's

Annual Report on form 10-KSB for the year ended October 31, 2000, and the Management Discussion included in this form 10-QSB.

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


4.   RELATED PARTY LOAN AND NOTES RECEIVABLE:

The Company was indebted in the amount of $472,202 to the General Counsel and his law firm at April 30, 2001. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at April 30, 2001.

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


5.    REVOLVING PROMISSORY NOTE:

In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow up to the lesser of 80% of eligible receivables or $500,000. The line of credit bears interest at prime rate plus one percent (1%) plus certain service charges. The line of credit had an outstanding balance of -0- at April 30, 2001, and the unused line of credit at this date was approximately $400,000.

6.    TERM NOTES AND CAPITAL LEASES:

     Long-term debt consists of the following:


                                                                               04-30-01    10-31-00
                                                                               ---------   --------
Term note payable to bank at prime rate, due in equal monthly installments of $9,028, plus interest
through August 2002, secured by substantially all assets                       $144,443   $198,110
                                                                               --------   --------
Amounts classified as current                                                   108,333    108,333
                                                                               --------   --------
                                                                               $ 36,110   $ 90,277
                                                                               ========   ========


7.    INCOME TAXES

As of April 30, 2001, the Company's anticipated annual effective tax rate is zero as a result of the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. However, the company is anticipating a small liability due to the alternative minimum tax regulations. As of April 30, 2001, the Company has approximately $3,500,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: THREE MONTH COMPARISON

In the second quarter ending April 30, 2001, the Company had net sales of $1,509,627, as compared to $2,317,750 in the second quarter of fiscal 2000, a decrease of 34.9%. The lower sales were the result of lower shipments at International Baler Corporation (IBC), Consolidated Baling Machine Company (CBM) and Solid Waste & Recovery Systems, Inc. (SW&RS). The Company's lower sales are the result of the general economic conditions and lower prices for recycled products.

The Company had net income in the second quarter of $24,875 as compared to net income of $144,129 in the second quarter of 2000. The lower income was due to lower sales, partially offset by $52,473 lower selling and administrative expenses. Gross profit margins improved from 25.2% in the second quarter 2000 to 27.8% in the current fiscal quarter.


RESULTS OF OPERATIONS:  SIX MONTH COMPARISON

For the first six-months of fiscal 2001, the Company had net sales of $3,317,195 versus sales of $4,775,058 in the first half of 2000, a decrease of 30.5%. The lower sales were the result of lower shipments at IBC and CBM partially offset by higher shipments of lower gross margin SW&RS products. The first half of 2000 also included sales of $416,000 at the International Press and Shear (IPS) subsidiary which was sold in the first quarter of that year.

The Company had a net loss in the first half of fiscal 2001 of $11,677 versus net income of $813,243 for the same period in 2000. The profit in the first half of 2000 included a gain on the sale of the IPS assets of $626,929. Operating income for the six-month period was $7,195 as compared to $227,938 in the prior year. The lower income was the result of the lower shipments previously mentioned partially offset by $165,494 lower selling and administrative expenses including $60,032 expenses at IPS in the prior year. Beginning in the fourth quarter of 1998, and continuing in 1999, 2000, and fiscal 2001, the Company has effectuated significant cost reductions which included personnel eliminations and the reduction of salaries and advertising costs.

The sold order backlog as of May 31, 2001, was $670,000 as compared to $1,844,000 at May 31, 2000. This decrease was due to the downturn in general economic conditions.


FINANCIAL CONDITION:

Net working capital decreased from $462,668 as of October 31, 2000, to $415,365 at April 30, 2001.

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

The Company's auditors, KPMG LLP, has stated in its "Report of Independent Accountants" for October 31, 2000, to the Company's shareholders that there is "substantial doubt" about the Company's ability to continue as a going concern. The Company's Management and Board of Directors have substantial concern over the Company's ability to reach an acceptable and affordable settlement of its obligation arising out of its agreement to indemnify Transamerica Premier Insurance Corporation (Transamerica) for its payment of a judgement entered on June 5, 1998, against the Company's former wholly owned subsidiary, Ram Coating Technology Corporation (Ram), and Transamerica in the amount of $360,194, together with interest, in Case No. 382924 Division F (the Judgement). Transamerica had issued a performance and payment bond (the Bond) for Ram in connection with the contract which was subject of the action and which was the basis of the Judgement against Ram. The Company had agreed to indemnify Transamerica for any payments it was required to make pursuant to the Bond. As a result of the indemnification agreement, the Company is liable to Transamerica for the amount of the Judgement. In July 2000, the Judgement was affirmed by the First Circuit Court of Appeals of the State of Louisiana. The Company has reduced net income by the full amount of the Judgement and interest in the aggregate amount of $589,000 through April 30, 2001. The Judgement has been paid by Transamerica and the Company is attempting to negotiate a settlement for an amount less than the Judgement or a term payment arrangement.

Management, however, believes that it will be able to improve the Company's financial condition based on its cost-cutting measures, its recent operating performances and the settlement of the amount and terms of the payment to be made to Transamerica to satisfy the Judgement and therefore, the Company will continue as a viable going concern. However, no assurances can be given that it will be able to do so.

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


PART II. OTHER INFORMATION

On May 8, 2001, at a meeting of the Board of Directors, President and CEO, Mr. Ted C. Flood, was advised that his activities as the Chief Executive Officer of the Company were to be curtailed for a number of reasons, including the macular degeneration of his eyesight. On a motion duly made, seconded and carried by a vote of 2 to 1, the Board elected William E. Nielsen as Acting President and Chief Executive Officer effective May 8, 2001. However, Mr. Flood has an employment contract which expires September 15, 2001, and will be receiving his salary until that date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned hereto duly authorized.

Dated:  June 13, 2001      WASTE TECHNOLOGY CORPORATION


           BY:           /s/ WILLIAM E. NIELSEN
                        ------------------------------------------------
                        William E. Nielsen
                        Acting President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)


           BY:           /s/ MORTON S. ROBSON
                        -----------------------------------------------
                        Morton S. Robson
                        Secretary