Form 10QSB
period 2001-07-31
WASTE TECHNOLOGY CORP
filed 2001-09-14
CIK 781902

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

   X    Quarterly  report  pursuant  to Section  13 or 15 (d) of the  Securities
  ---   Exchange Act of 1934

For the quarterly period ended July 31, 2001.
                               -------------

  --- Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

     At August 31, 2001, Registrant had outstanding 5,516,349 shares of its Common Stock.

     Transitional small business disclosure format check one:

                                  Yes                No   X
                                      -----             -----

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----

PART I.   FINANCIAL INFORMATION.........................................................................3

     ITEM I.  FINANCIAL STATEMENTS

     o  Consolidated Balance Sheets as of July 31, 2001,
        and October 31, 2000............................................................................3

      o  Consolidated  Statements  of  Operations  for the three months and nine
         months   ended  July  31,   2001,   and  July  31,  2000.......................................5

      o  Consolidated  Statements  of  Changes in  Stockholders'  Equity for the
         period from October 31, 1999, to July 31, 2001.................................................7

      o  Consolidated  Statements  of Cash  Flows for the three  months and nine months ended July 31, 2001, and July 31, 2000..................................................8

      o  Notes to Financial Statements.................................................................10


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................13


PART II.  OTHER INFORMATION............................................................................15

      o  Signatures....................................................................................16


                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                                     07/31/01               10/31/00

ASSETS

Current Assets:
  Cash and cash equivalents                                                                        $   50,242             $  176,046
  Accounts receivable, net of allowance
    for doubtful accounts of $40,000 and $86,000 respectively                                         533,380                787,224
  Inventories                                                                                       1,427,224              1,579,724
  Prepaid expense and other current assets                                                                458                  9,593
                                                                                                   ----------             ----------

          Total current assets                                                                      2,011,304              2,552,587


Property, plant and equipment at cost                                                               1,845,638              1,841,742
  Less:  accumulated depreciation                                                                   1,270,176              1,230,638
                                                                                                   ----------             ----------

          Net property, plant & equipment                                                             575,462                611,104


Other assets:
  Other assets                                                                                          4,695                 11,419
  Due from Officer                                                                                    388,843                375,122
                                                                                                   ----------             ----------

          Total other assets                                                                          393,538                386,541
                                                                                                   ----------             ----------

          TOTAL ASSETS                                                                             $2,980,304             $3,550,232

See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                                07/31/01                   10/31/00

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                                                  $   210,018                $    35,783
  Current maturities of long-term debt                                                           108,333                    108,333
  Accounts payable                                                                               220,921                    579,029
  Accrued liabilities                                                                            473,736                    590,191
  Customer deposits                                                                              161,648                    200,583
  Accrued Judgment                                                                               595,000                    576,000
                                                                                             -----------                -----------

          Total current liabilities                                                            1,769,656                  2,089,919

Long-term debt                                                                                     9,027                     90,277
                                                                                             -----------                -----------

          Total liabilities                                                                    1,778,683                  2,180,196

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 2001 & 2000, respectively                                                    61,799                     61,799
  Preferred stock, par value $.0001,
    10,000,000 shares authorized, none issued                                                          0                          0
  Additional paid-in capital                                                                   6,347,187                  6,347,187
  Accumulated deficit                                                                         (4,406,032)                (4,237,203)
                                                                                             -----------                -----------

                                                                                               2,002,954                  2,171,783

Less:  Treasury stock, 663,526 shares at cost                                                    419,306                    419,306
Less:  Note receivable from shareholders                                                         382,027                    382,441
                                                                                             -----------                -----------

          Total stockholders' equity                                                           1,201,621                  1,370,036
                                                                                             -----------                -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                     $ 2,980,304                $ 3,550,232




See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




Three months ended:                                                                            07/31/01                    07/31/00

Net Sales                                                                                   $   911,460                 $ 1,531,265

Cost of Sales                                                                                   796,891                   1,239,516
                                                                                            -----------                 -----------

Gross Profit                                                                                    114,569                     291,749

Operating Expenses:
  Selling                                                                                       124,290                     155,964
  General and Administrative                                                                    147,115                     179,331
                                                                                            -----------                 -----------

    Total operating expenses                                                                    271,405                     335,295

Operating Income (Loss)                                                                        (156,836)                    (43,546)

Other Income (Expense):
  Interest & Dividends                                                                           15,353                      16,754
  Interest Expense                                                                              (12,662)                    (11,564)
  Other Income                                                                                    2,993                       1,754
  Net gain on Disposal of Fixed Assets                                                                0                           0
  Provision for Judgment                                                                         (6,000)                    (37,000)
                                                                                            -----------                 -----------

    Total Other Income (Expenses)                                                                  (316)                    (30,056)
                                                                                            -----------                 -----------

Income (Loss) before income taxes                                                              (157,152)                    (73,602)

Income Tax Provision
  Current                                                                                             0                       9,000
  Deferred                                                                                            0                           0
                                                                                            -----------                 -----------

NET INCOME  (LOSS)                                                                             (157,152)                    (82,602)



Basic and diluted Income (Loss) per share                                                         (0.03)                      (0.02)

Weighted average number of shares                                                             5,516,349                   5,516,349

See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



Nine months ended:                                                                             07/31/01                    07/31/00

Net Sales                                                                                   $ 4,228,655                 $ 6,306,323

Cost of Sales                                                                                 3,360,110                   4,874,361
                                                                                            -----------                 -----------

Gross Profit                                                                                    868,545                   1,431,962

Operating Expenses:
  Selling                                                                                       427,932                     494,006
  General and Administrative                                                                    590,254                     753,564
                                                                                            -----------                 -----------

    Total operating expenses                                                                  1,018,186                   1,247,570

Operating Income (Loss)                                                                        (149,641)                    184,392

Other Income (Expense):
  Interest & Dividends                                                                           47,997                      51,984
  Interest Expense                                                                              (49,093)                    (78,517)
  Other Income                                                                                    3,908                       4,853
  Net gain on Disposal of Fixed Assets                                                                0                     626,929
  Provision for Judgment                                                                        (19,000)                    (50,000)
                                                                                            -----------                 -----------

    Total Other Income (Expenses)                                                               (16,188)                    555,249
                                                                                            -----------                 -----------

Income (Loss) before income taxes                                                              (165,829)                    739,641

Income Tax Provision
  Current                                                                                         3,000                       9,000
  Deferred                                                                                            0                           0
                                                                                            -----------                 -----------

NET INCOME  (LOSS)                                                                             (168,829)                    730,641



Basic and diluted Income (Loss) per share                                                         (0.03)                       0.13

Weighted average number of shares                                                             5,516,349                   5,516,349

See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               As of July 31, 2001
                                    unaudited


                                                       Common Stock
                                                Par Value $.01 Authorized
                                                      25,000,000 Shares
                                                ========================================

                                                     NUMBER                                     ADDITIONAL
                                                   OF SHARES                 PAR                  PAID-IN              ACCUMULATED
                                                     ISSUED                 VALUE                 CAPITAL                DEFICIT
                                                =================     ==================     ==================     ================

       Balance at October 31, 1999                 6,179,875      $        61,799        $       6,347,187      $      (5,085,769)

Net Adjustment of Note Receivable
  from shareholder                                    -0-                    -0-                    -0-                    -0-

Net Income (Loss)                                     -0-                    -0-                    -0-                  848,566
                                                =================     ==================     ==================     ================

       Balance at October 31, 2000                 6,179,875      $        61,799        $       6,347,187      $      (4,237,203)

Net Adjustment of Note Receivable
  from shareholder                                    -0-                    -0-                    -0-                    -0-

Net Income (Loss)                                     -0-                    -0-                    -0-                 (168,829)
                                                =================     ==================     ==================     ================

       Balance at July 31, 2001                    6,179,875      $        61,799        $       6,347,187      $      (4,406,032)










                                                Treasury Stock
                                            ========================================

                                                   NUMBER                                                                TOTAL
                                                  OF                                                                  STOCKHOLDERS'
                                                   SHARES                  COST                  OTHER                   EQUITY
                                            =================      =================     ==================     ====================

       Balance at October 31, 1999                663,526        $      (419,306)      $       (377,711)      $         526,200

Net Adjustment of Note Receivable
  from shareholder                                  -0-                    -0-                  (4,730)                 (4,730)

Net Income (Loss)                                   -0-                    -0-                    -0-                   848,566
                                            =================      =================     ==================     ====================

       Balance at October 31, 2000                663,526        $      (419,306)      $       (382,441)      $        1,370,036

Net Adjustment of Note Receivable
  from shareholder                                  -0-                    -0-                    414                     414

Net Income (Loss)                                   -0-                    -0-                    -0-                  (168,829)
                                            =================      =================     ==================     ====================

       Balance at July 31, 2001                   663,526        $      (419,306)      $       (382,027)      $        1,201,621


See accompanying notes to consolidated financial statements


                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited




For The Three Months Ended                                                                          07/31/01               07/31/00
Cash flow from operating activities:
  Net (loss) income                                                                                $(157,152)             $ (82,602)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                                     15,030                 17,501
    Gain from sale of equipment                                                                            0                      0
  Increase (decrease) from changes in:
    Accounts receivable                                                                               89,812                110,523
    Inventories                                                                                      (44,000)              (170,000)
    Prepaid expenses and other current assets                                                            715                   (440)
    Other assets                                                                                           0                  7,735
    Accounts payable                                                                                 (93,342)               210,050
    Accrued liabilities                                                                              (46,412)               (96,927)
    Customer deposits                                                                                  6,230                 65,700
    Accrued Judgment                                                                                   6,000                 37,000
                                                                                                   ---------              ---------
      Net cash provided by (used in) operating activities                                           (223,119)                98,540

Cash flows from investing activities:
  Increase in notes receivable from shareholders                                                      (4,512)               (10,665)
  Purchase of property and equipment                                                                       0                      0
  Proceeds from sale of assets and liabilities                                                             0                      0
                                                                                                   ---------              ---------
    Net cash provided by (used in) investing activities                                               (4,512)               (10,665)

Cash flows from financing activities:
  Net (Payments) Drawings from revolving promissory note                                             210,018                      0
  (Payments) on Long Term Debt, Capital Leases                                                       (27,083)               (27,084)
                                                                                                   ---------              ---------
    Cash flows provided by (used in) financing  activities                                           182,935                (27,084)

Net increase (decrease) in cash                                                                      (44,696)                60,791
Cash at beginning of period                                                                           94,938                 14,332
Cash at end of period                                                                                 50,242                 75,123

Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
   Interest                                                                                           10,737                 11,564
   Income taxes                                                                                            0                      0


 See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited




For The Nine Months Ended                                                                           07/31/01               07/31/00

Cash flow from operating activities:
  Net (loss) income                                                                                $(168,829)             $ 730,641
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                                     46,262                 67,439
    Gain from sale of equipment                                                                            0               (626,929)
  Increase (decrease) from changes in:
    Accounts receivable                                                                              253,844                 64,483
    Inventories                                                                                      152,500                161,608
    Prepaid expenses and other current assets                                                          9,135                 (8,513)
    Other assets                                                                                           0                 13,249
    Accounts payable                                                                                (358,108)              (534,348)
    Accrued liabilities                                                                             (116,455)                 8,135
    Customer deposits                                                                                (38,935)               106,667
    Accrued Judgment                                                                                  19,000                 50,000
                                                                                                   ---------              ---------
      Net cash provided by (used in) operating activities                                           (201,586)                32,432

Cash flows from investing activities:
  Increase in notes receivable from shareholders                                                     (13,307)                 3,980
  Purchase of property and equipment                                                                  (3,896)                     0
  Proceeds from sale of assets and liabilities                                                             0                661,220
                                                                                                   ---------              ---------
    Net cash provided by (used in) investing activities                                              (17,203)               665,200

Cash flows from financing activities:
  Net (Payments) Drawings from revolving promissory note                                             174,235               (553,852)
  (Payments) on Long Term Debt, Capital Leases                                                       (81,250)               (87,089)
                                                                                                   ---------              ---------
    Cash flows provided by (used in) financing  activities                                            92,985               (640,941)

Net increase (decrease) in cash                                                                     (125,804)                56,691
Cash at beginning of period                                                                          176,046                 18,432
Cash at end of period                                                                                 50,252                 75,123

Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
   Interest                                                                                           43,317                 78,517
   Income taxes                                                                                            0                      0


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


2.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2001, are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. For further information, refer to the Company's

Annual Report on form 10-KSB for the year ended October 31, 2000, and the Management Discussion included in this form 10-QSB.

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


4.   Related Party Loan and Notes Receivable:

The Company was indebted in the amount of $481,930 to the General Counsel and his law firm at July 31, 2001. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at July 31, 2001.

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


5.   Revolving Promissory Note:

In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow up to the lesser of 80% of eligible receivables or $500,000. The line of credit bears interest at prime rate plus one percent (1%) plus certain service charges. The line of credit had an outstanding balance of $210,018 at July 31, 2001, and the unused line of credit at this date was approximately $130,000.

6.   Term Notes and Capital Leases:

     Long-term debt consists of the following:

                                                                                   07-31-01             10-31-00
                                                                                   --------             --------

     Term note payable to bank at prime rate, due
     in equal monthly installments of $9,028, plus interest
     through August 2002, secured by substantially all assets.                    $ 117,360            $ 198,110
                                                                                    -------              ------
     Amounts classified as current                                                  108,333              108,333
                                                                                    -------              -------
                                                                                  $   9,027            $  90,277
                                                                                  =========            =========


7.   Income Taxes

As of July 31, 2001, the Company's anticipated annual effective tax rate is zero as a result of the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry- forwards. As of July 31, 2001, the Company has approximately $3,500,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations: Three Month Comparison

In the third quarter ending July 31, 2001, the Company had net sales of $911,460, as compared to $1,531,265 in the third quarter of fiscal 2000, a decrease of 40.5%. The lower sales were the result of lower shipments at International Baler Corporation (IBC), Consolidated Baling Machine Company (CBM) and Florida Waste Systems, Inc. (FWS) The Company's lower sales are the result of the general economic conditions and lower prices for recycled products.

The Company had a net loss in the third quarter of $157,152 as compared to a net loss of $82,602 in the third quarter of 2000. The lower income was due to lower sales, partially offset by $63,890 lower selling and administrative expenses. Gross profit margins declined from 19.0% in the third quarter 2000 to 12.6% in the current fiscal quarter due to the lower shipments.


Results of Operations: Nine Month Comparison

For the first nine months of fiscal 2001, the Company had net sales of $4,228,655 versus sales of $6,306,323 in the first nine months of 2000, a decrease of 32.9%. The lower sales were the result of lower shipments at IBC and CBM partially offset by higher shipments of lower gross margin FWS products. The first nine months of 2000, also included sales of $416,000 at the International Press and Shear (IPS) subsidiary which was sold in the first quarter of that year.

1he Company had a net loss in the first nine months of fiscal 2001, of $168,829 versus net income of $730,641 for the same period in 2000. The profit in the first nine months of 2000, included a gain on the sale of the IPS assets of $626,929. The operating loss for the nine month period was $149,641 as compared to income of $184,392 in the prior year. The lower income was the result of the lower shipments previously mentioned partially offset by $229,384 in lower selling and administrative expenses, including $58,767 in expenses at IPS in the prior year. Beginning in the fourth quarter of 1998, and continuing in 1999, 2000, and fiscal 2001, the Company has effectuated significant cost reductions which included personnel eliminations and the reduction of salaries and advertising costs.

The sold order backlog as of August 31, 2001, was $ 1,568,000, as compared to $ 670,000 at May 31, 2001 and $ 1,302,000 at August 31, 2000. This increase was due to the general sales efforts at IBC and CBM.

Financial Condition:

Net working capital decreased from $462,668 as of October 31, 2000, to $241,648 at July 31, 2001.

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

The Company's auditors, KPMG LLP, has stated in its "Report of Independent Accountants" for October 31, 2000, to the Company's shareholders that there is "substantial doubt" about the Company's ability to continue as a going concern. The Company's Management and Board of Directors have substantial concern over the Company's ability to reach an acceptable and affordable settlement of its obligation arising out of its agreement to indemnify Transamerica Premier Insurance Corporation (Transamerica) for its payment of a judgement entered on June 5, 1998, against the Company's former wholly owned subsidiary, Ram Coating Technology Corporation (Ram), and Transamerica in the amount of $360,194, together with interest, in Case No. 382924 Division F (the Judgement). Transamerica had issued a performance and payment bond (the Bond) for Ram in connection with the contract which was subject of the action and which was the basis of the Judgement against Ram. The Company had agreed to indemnify Transamerica for any payments it was required to make pursuant to the Bond. As a result of the indemnification agreement, the Company is liable to Transamerica for the amount of the Judgement. In July 2000, the Judgement was affirmed by the First Circuit Court of Appeals of the State of Louisiana. The Company has reduced net income by the full amount of the Judgement and interest in the aggregate amount of $595,000 through July 31, 2001. The Judgement has been paid by Transamerica and the Company is attempting to negotiate a settlement for an amount less than the Judgement or a term payment arrangement.

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


PART II.   OTHER INFORMATION

On May 8, 2001, at a meeting of the Board of Directors, President and CEO, Mr. Ted C. Flood, was advised that his activities as the Chief Executive Officer of the Company were to be curtailed for a number of reasons, including the macular degeneration of his eyesight. On a motion duly made, seconded and carried by a vote of 2 to 1, the Board elected William E. Nielsen as Acting President and Chief Executive Officer effective May 8, 2001. However, Mr. Flood has an employment contract which expires September 30, 2001, and will be receiving his salary until that date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned hereto duly authorized.

Dated: September 13, 2001      WASTE TECHNOLOGY CORPORATION


                               BY:  /s/William E. Nielsen
                                    ---------------------
                                    William E. Nielsen
                                    Acting President and CEO and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)


                               BY:  /s/Morton S. Robson
                                    -------------------
                                    Morton S. Robson
                                    Secretary