Form 10KSB
period 2001-10-31
WASTE TECHNOLOGY CORP
filed 2002-02-13
CIK 781902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB
(Mark one)
     /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2001 or

     / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____ .

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

     Issuer's telephone number, including area code: (904) 355-5558

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___ [ x ]

     State issuer's revenues for its most recent fiscal year: $5,421,912

     State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on January 15, 2002 of $0.17): $559,813

     State the number of shares outstanding of the registrant's .01 par value common stock as of the close of business on the latest practicable date (January 15, 2002): 5,516,349

     Documents Incorporated By Reference: None.

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


                    Consolidated Baling Machine Company, Inc.

     In February 1987, Waste Tech, through Consolidated Baling Machine Company, Inc. ("CBM"), a wholly-owned subsidiary, acquired all of the assets of N&J

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

     On December 10, 1999, IPS consummated the sale of all of its tangible and intangible assets to a newly formed Georgia corporation, IPS Balers Inc ("IPS Balers"). The principals of IPS Balers, Sidney Wildes and Forest H. Wildes, were formerly officers of IPS. Sidney Wildes was also formerly a Director of the Company.

     The purchase price paid by IPS Balers for IPS' assets, which included the right to IPS' name and logo, was $800,000, $640,000 of which was paid on closing and the balance of $160,000 was paid sixty (60) days from the closing.

     In addition to purchasing all of IPS' assets, IPS Balers also agreed to assume certain of IPS' liabilities, including IPS' obligations to Appling County, Georgia, relating to the construction of the Baxley facility; to SunTrust Bank relating to the financing of equipment; and, the obligations of IPS pursuant to the lease for the Baxley facility.

     The agreement with IPS Balers also provided that the Company convey and relinquish to IPS Balers all rights it had to the hinged sidewall baling equipment previously manufactured by the Company and IPS. However, the Company was granted a license to manufacture for its own sales purposes seven and eight inch bore standard hinge side closed door and open end auto tie products in exchange for the Company's agreement to pay its proportionate share of royalties to the holder of the patent for such equipment. The agreement further provided that the Company and IPS Balers each will manufacture baling presses for the other as private labeled products. The Company sold balers and parts to IPS in fiscal 2000 and 2001.

        Solid Waste & Recovery Systems, Inc./Florida Waste Systems, Inc.

     In August 1990 Waste Tech entered into an agreement with Ted C. Flood, a Director of Waste Tech and formerly President of Waste Tech, who, at the time, was a Director and Executive Vice-President of Waste Tech and President of IBC and CBM, whereby Waste Tech acquired all of the outstanding and issued stock of Solid Waste & Recovery Systems, Inc. ("SWRS"), a Florida Corporation which is engaged in Florida and Southern Georgia in the distribution of brand name waste management and recycling equipment such as garbage trucks, containers, shredders, etc. In January 1998 SWRS entered into an exclusive distributorship agreement with DryVac Environmental, Inc. of Rio Vista, California, to sell a patented system which features a revolutionary drying technique for sludge in southern Georgia, Alabama, and Florida. This system allows substantial operating savings to a wide variety of industries such as paper and paint manufacturers and municipalities. The Company received an order for one DryVac System in February 2001. The customer has made a deposit payment, but has placed the project on "hold" until sometime in 2002.

     In May 2001 the Company sold the name "Solid Waste and Recovery Systems, Inc." to an employee of the Company. The Company then changed the name of this subsidiary to Florida Waste Systems, Inc., (FWS). This transaction was intended to remove the sale of garbage trucks as part of FWS's ongoing business. The Company continues to sell parts and the DryVac product line to its SW&RS customers under the FWS name.


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

     Since charges for transportation of waste material are generally based upon the volume of waste, balers reduce volume substantially and therefore, reduce transportation costs. Increases in the quantity of waste produced, government restrictions on waste disposal, and mandated recycling of waste products have greatly increased the need for transportation of waste and hence, the need for balers.

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


          General Purpose Balers

     These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 1,500 pounds and range in price from approximately $5,000 to $250,000. General purpose baler sales constituted approximately 55% of revenues on a consolidated basis for each of the fiscal years ended October 31, 2000, and 2001.


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

     Specialty balers range in price from approximately $3,000 to $275,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 30% of revenues on a consolidated basis for each of the fiscal years ended October 31, 2000 and 2001.


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

     While IBC maintains a large inventory of raw materials, most of it is earmarked for specific orders and inventory turnover is relatively rapid. Approximately 60% of its inventory turns over in 45 to 90 days and the balance, consisting of customized equipment, turns over in 3 to 6 months. Neither IBC's, or CBM's business is seasonal.

     Sales and Marketing

     IBC and CBM sell their products throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, power generating facilities, textile mills, paper mills, cotton gins, supermarkets and other retail outlets, paper recycling facilities, and municipalities.

     Most of the sales of IBC and CBM are made by its sales force of four (4) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately twenty-five (25%) percent of sales are made through manufacturer's representatives and dealers. The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants, and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 2001, foreign sales amounted to $360,000 or approximately 7% of consolidated sales. In fiscal 2000, foreign sales amounted to $555,000, also approximately 7% of company sales.

     During fiscal 2001 IBC and CBM had baler sales to more than 200 customers, none of which accounted for more than ten percent (10%) of their combined revenues for the year. The Company anticipates that no one customer will account for more than 10% of revenues in fiscal year ending October 31, 2002.

     The Company builds only a small quantity of balers for its inventory and generally builds based on booked orders. The Company's backlog of firm booked orders at December 31, 2001, was $1,680,000 as compared with $1,475,000 at December 31, 2000. The Company generally delivers its orders within four (4) months of the date booked.

     IBC, on a contract basis, supplies FWS with parts and service which are provided by trained employees of IBC.


          Warranties and Service

     IBC and CBM typically warrant their products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offer a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of fiscal 2001 consolidated revenues.


     Competition

     The potential market for the Company's balers is nationwide and overseas, but the majority of general purpose baler sales are in the eastern United States, primarily because of freight and service costs. The Company competes in these markets with approximately ten (10) companies, none of which are believed to be dominant, but some of which may have significantly greater sales and financial resources. It should be noted that the Company also faces competition from IPS Balers which purchased the assets of its IPS subsidiary and is geographically located in the same area as the Company and may be selling many of the same products as the Company. The Company is able to compete with these companies due to its reputation in the market place, its ability to service the balers it manufactures and sells, as well as its ability to custom design balers to a customer's particular needs. The Company experiences intense competition with respect to its lower priced or general purpose balers, based upon price, including freight, and based on performance. The Company experiences less competition with respect to its specialized baler equipment such as rubber, radioactive waste, scrap metal, and plastic balers.


     Regulation

     Machinery such as the Company's balers is subject to both federal and state regulation relating to safe design and operation. The Company complies with design requirements and its balers include interlocks to prevent operation while the loading door is open, and also include required printed safety warnings.


     Employees

     As of December 31, 2001, the Company employed 60 persons as follows: 5 in management and supervision; 8 in sales and service; 40 in manufacturing; and 7 in administration.

     ITEM 2. DESCRIPTION OF PROPERTIES


     IBC is the owner of the building located at 5400 Rio Grande Avenue, Jacksonville, Florida. The building contains approximately 62,000 square feet and is situated on eight (8) acres. IBC manufactures all of the Company's products at this location.


     ITEM 3. LEGAL PROCEEDINGS

     Waste Tech Litigation

          (i) L & A Contracting Company

     On June 5, 1998, a judgment (the "Judgment") was rendered against the Company's former wholly owned subsidiary, Ram Coating Technology Corporation ("Ram"), and Transamerica Premier Insurance Corporation ("Transamerica") in the amount of $360,194 in favor of L & A Contracting Company in the 19th Judicial District Court of the State of Louisiana in the case of L & A Contracting Company v. Ram Industrial Coatings, Inc., et al., Case No. 382,924, Division F. Transamerica had issued a performance and payment bond (the "Bond") for Ram in connection with the contract which was the subject of the action and which was the basis of the Judgment against Ram. The Company had agreed to indemnify Transamerica for any payments it was required to make pursuant to the Bond. Transamerica has paid the Judgement as a result of the indemnification agreement and the Company is liable to Transamerica for the amount of the Judgment.

     In July 2000 the Judgment was affirmed by the First Circuit Court of Appeal of the State of Louisiana. In December 2000 the Judgement was reaffirmed by the Supreme Court of the State of Louisiana. The Company has reduced net income by the full amount of the Judgment and interest of $602,000 through October 31, 2001. In February 2002, the Company has reached an agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. It is anticipated that the agreement will be finalized shortly. When the settlement agreement is executed, the Company will reverse the excess accrued expense of $321,500 in the first or second quarter of fiscal 2002.



     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II


     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's stock is presently traded on the OTC Bulletin Board of the NASD under the symbol WTEK. As of December 31, 2001, the number of shareholders of record of the Company's Common Stock was approximately 800, and management believes that there are approximately 1,200 beneficial owners of Waste Tech's common stock.

     The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2000 and 2001, are set forth below.


          Fiscal Year Ended
           October 31, 2000             High             Low

          First Quarter                 0.27             0.19
          Second Quarter                0.43             0.23
          Third Quarter                 0.47             0.18
          Fourth Quarter                0.45             0.26


          Fiscal Year Ended
           October 31, 2001             High             Low

          First Quarter                 0.30             0.22
          Second Quarter                0.31             0.18
          Third Quarter                 0.20             0.16
          Fourth Quarter                0.20             0.14


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

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     For the fiscal year ending October 31, 2001, consolidated sales were $5,421,912 compared to $8,287,526 in fiscal 2000, a decrease of 34.6%. The decrease in sales was the result of lower sales at International Baler Corporation (IBC) and Consolidated Baling Machine Company (CBM) due to general economic conditions and lower prices for recycled products.

     The Company had a net loss of $180,801 in fiscal 2001, as compared to net income of $848,566 in fiscal 2000. The net income in fiscal 2000 includes a gain of $629,929 from the sale of the assets of the Company's International Press and Shear (IPS) subsidiary. The operating loss for the fiscal year was $154,771 as compared to operating income of $322,633 in 2000.

     Gross profit margins declined from 23.3% in fiscal 2000 to 20.1% in 2001 due to the lower sales levels. Selling and administration expenses were reduced by $368,973. These reductions were the result of cost cutting actions including the sale of IPS, personnel eliminations, salary reductions, and advertising reductions.

     Interest expense was reduced during the last three fiscal years from $282,057 in 1999, $101,215 in 2000, to $69,196 in 2001. These reductions was the result of the elimination of IPS and other operating cost reductions.


     Financial Condition

     Net working capital at October 31, 2001, was $226,643 as compared to $462,668 at October 31, 2000. The accrued cost of the Judgment of $602,000 is included as a current liability. In February 2002, the Company has reached an agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. It is anticipated that the agreement will be finalized shortly. When the settlement agreement is executed, the Company will reverse the excess accrued expense of $321,500 in the first or second quarter of fiscal 2002. (See Item 3, Legal Proceedings.)

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

     The $640,000 term note with SouthTrust Bank of August 26, 1996, had a balance of $90,277 at October 31, 2001, and is due in equal monthly installments of $9,028, plus interest, at the prime rate to August 2002.

     The Company has no commitments for any material capital expenditures. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income from continuing operations.

     This "Management's Discussion and Analysis" contains forward- looking statements within the meaning of Section 21B of the Securities and Exchange Act of 1934, as amended. These forward- looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated. Therefore, the Company may have to consider additional financing and/or operating alternatives to insure the Company will continue as a going concern.


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

     ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in, or disagreements with the Company's Independent Auditors, KPMG LLP, during the Company's past two fiscal years.



PART III


     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Identification of Directors and Officers

     The current executive officers and directors of the Company are as follows:


               NAME                                  POSITION
               ----                                  --------

         William E. Nielsen                  President, Chief Executive
                                             Officer and Director

         Morton S. Robson                    Executive Vice President,
                                             Secretary, and Director

         Ted C. Flood                        Director

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

     Officers of the Company serve at the pleasure of the Board of Directors.

     Messrs. Robson and Roth are members of the Company's audit and compensation committees.

     During fiscal 2001 the Board of Directors met two times.

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


     Background of Executive Officers and Directors

     The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

     William E. Nielsen, age 54, joined the Company in June 1994 as its Chief Financial Officer and was elected a Director on November 20, 1997. He was elected acting President and Chief Executive Officer on May 8, 2001. Prior to joining the Company, Mr. Nielsen acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993 he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a BBA in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.

     Ted C. Flood, age 71, was elected as a Director of the Company in May, 1989. From February 27, 1993, until May 8, 2001, he served as President and Chief Executive Officer of the Company and President and Chief Executive Officer of IBC and CBM, the Company's wholly owned subsidiaries. From 1960 to 1972 he was President of Peabody Solid Waste Management Company (EZ Pack). From 1972 to 1975 Mr. Flood was a corporate Vice-president of marketing for Browning Ferris Industries. During the period from 1977 to 1988 he was the principal shareholder and President of Solid Waste Recovery Systems.

     Morton S. Robson, age 78, was elected a Director and the Secretary of the Company in 1989. On February 23, 1993, he was elected Executive Vice President of the Company. Mr. Robson is the senior partner of the law firm of Robson

Ferber Frost Chan & Essner, LLP, which acts as general counsel to the Company. Mr. Robson obtained an LLB degree from St. John's University School of Law.

     Robert Roth, age 76, was elected as a Director of the Company on October 12, 1993. He is the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., and a Director of Keystone Insurance Company, both publicly held companies. For more than the past five (5) years, in addition to being the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., he has been the President and Chief Executive Officer of Browning Weldon Corporation, a privately held financial company.


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


     Section 16(a) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------
     In fiscal 2001, the Company was not delinquent in filing of any of its Form 3, 4, and 5 reports.

     ITEM 10. EXECUTIVE COMPENSATION


     The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2001, October 31, 2000, and October 31, 19991:


                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                                     Long Term Awards
------------------------------------------------------------------------------------------------------------------------------------
NAME AND                    YEAR             SALARY            BONUS         OTHER ANNUAL           NUMBER            ALL OTHER
PRINCIPAL POSITION                           ($)                ($)          COMPENSATION             OF             COMPENSATION
                                                                                 ($)                OPTIONS
------------------------------------------------------------------------------------------------------------------------------------

William E. Nielsen          2001              80,730            -0-              -0-                  -0-                -0-
President & CEO

Ted C. Flood,               2001            169,9112            -0-              -0-                  -0-                -0-
CEO and President
of Company                  2000            171,7353            -0-              -0-                  -0-                -0-

                            1999            157,8664            -0-              -0-                  -0-                -0-

------------------------------------------------------------------------------------------------------------------------------------


     No Director of the Company received remuneration for services as a Director during fiscal 2001.

------------------

     (1)The law firm of Robson Ferber Frost Chan & Essner, LLP and its predecessor, Robson & Miller, LLP, have provided legal services for the Company. Morton S. Robson, the Executive Vice President and Secretary and a Director of the Company, is the senior partner of Robson Ferber Frost Chan & Essner, LLP. During Fiscal 2001, Robson Ferber Frost Chan & Essner, LLP received $18,523 from Waste Tech for legal services rendered. As of the end of Fiscal 2001 accrued but unpaid legal fees and accrued interest due to Robson Ferber Frost Chan & Essner, LLP from Waste Tech amounted to $490,752.

     (2)Ted C. Flood, Former President of the Company and President of the Company's subsidiaries, received $147,657 in compensation from IBC during the fiscal year ended October 31, 2001, and $22,254 from Consolidated during that period.

     (3)Ted C. Flood, President of the Company and President of the Company's subsidiaries, received $147,477 in compensation from IBC during the fiscal year ended October 31, 2000, and $24,258 from CBM during that period.

     (4)Ted C. Flood, President of the Company's subsidiaries, received $133,608 in compensation from IBC during the fiscal year ended October 31, 1999, and $24,258 from CBM during that period.

     The following table sets forth certain information relating to stock option grants during fiscal 2001, to the Company's Chief Executive Officer and each of the Company's most highly compensated Executive Officer whose compensation exceeded $100,000 for fiscal 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants
------------------------------------------------------------------------------------------------------------------------------------
                           Number of Securities            Percent of Total           Exercise or
     Name                       Underlying               Options/SARs Granted          Base Price         Expiration
                           Options/SARs Granted             to Employees in              ($/Sh)              Date
                                   (#)                       Fiscal 1997
------------------------------------------------------------------------------------------------------------------------------------

William E. Nielsen                 -0-                           NA                       NA                 NA

Ted C. Flood                       -0-                           NA                       NA                 NA
------------------------------------------------------------------------------------------------------------------------------------


     No options were exercised during fiscal 2001 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2001.


     Employment and Severance Agreements

     On September 15, 1996, Ted C. Flood, the President and Chief Executive Officer of the Company, entered into an employment agreement with the Company. The agreement was for a term of five years commencing on October 1, 1996, and terminated on September 30, 2001. On May 8, 2001, at a meeting of the Board of Directors, President and CEO, Mr. Ted Flood, was advised that his activities as the Chief Executive Officer of the Company were to be curtailed for a number of reasons, including the macular degeneration of his eyesight.

     On June 3, 1989, IBC entered into a Severance Agreement (the "Agreement") with Ted C. Flood, its President. The initial term of the Agreement was from May 3, 1989, through April 30, 1991, and thereafter was automatically extended for one year periods. On September 14, 2000, the Board of Directors of the Company voted to terminate the severance agreement and gave notice to that effect.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of January 2, 2002, by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of January 2, 2002 with these computations based on 5,516,349 shares of common stock being outstanding at that time.


                            FIVE PERCENT STOCKHOLDERS
                            -------------------------


                                        Amount of              Approximate
  Name and Address of                   Beneficial               Percent
   Beneficial Owner                     Ownership                of Class


Cosimo Tacopino                         541,2405                   9.8%
145 Connecticut Street
Staten Island, New York 10307















---------------------

     (5)Consists of 10,000 shares held directly; 487,465 shares owned jointly with his wife, Erma Tacopino: and, 43,775 shares held directly by Erma Tacopino of which 11,000 are held in an individual retirement account.

                             DIRECTORS AND OFFICERS

                                       AMOUNT OF              APPROXIMATE
  NAME AND ADDRESS OF                  BENEFICIAL               PERCENT
   BENEFICIAL OWNER                    OWNERSHIP                OF CLASS


William E. Nielsen                      297,6766                  5.4%
5400 Rio Grande Avenue
Jacksonville, Florida 32254

Ted C. Flood                            711,7327                 12.9%
9448 West Preston Trail
Ponte Vedra Beach, Florida 32082

Morton S. Robson                        586,8548                 10.6%
530 Fifth Avenue
New York, New York 10036

Robert Roth                               3,3009              Less than 1%
Georgetown Electric, Ltd.
Unit 17, 2501 W. Third Street
Wilmington, Delaware 19805

Waste Technology Corporation           308,43010                  5.6%
Profit Sharing Trust

All Officers and Directors           2,223,33011                 40.3%
as a Group (4 persons)

-------------------

     (6)Consists of 297,676 shares held directly.

     (7)Consists of 711,732 shares held directly.

     (8)Consists of 78,454 shares held directly; 2,400 shares held as custodian for his minor son; 505,000 shares held by Robson & Miller, of which Mr. Robson is the senior partner; and 1,000 shares held by the Robson & Miller pension plan. Excludes 89,728 shares held by Kenneth N. Miller, a partner of Mr. Robson who is the beneficial and record owner of such shares.

     (9)Excludes an aggregate of 315,338 shares held by family members.

     (10)Employees' Profit Sharing Trust of which Messrs. Robson and Nielsen are Trustees.

     (11)Includes shares owned by family members of Robert Roth as follows: his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (83,968), his daughter, Kathie Cecile Roth (10,000), and his son Charles B. Roth and his wife Marta Roth (107,188).

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Related Party Transactions

          Loans to Officers and Directors

     The Company and IBC entered into an agreement with Ted Flood, its former President and CEO, dated as of December 29, 1995, pursuant to which IBC assigned all of its interest in a life insurance policy in the face amount of $1,000,000 it owned on Mr. Flood's life to Mr. Flood. In consideration for this assignment, Mr. Flood agreed to pay IBC the sum of $145,727 which amount represented the cash surrender value of the policy as of the date of the agreement. This amount is to be paid out of the proceeds Mr. Flood or his Estate receives upon surrender of the policy or from the living proceeds or death benefit proceeds from the policy, whichever occurs first. Interest on Mr. Flood's obligation accrues at the rate of 6% per annum from the date of the agreement to the date of payment. The agreement further provides that no payment of principal or interest of this obligation shall be required to be made until such time that Mr. Flood or his Estate shall receive the proceeds from the policy. This obligation of Mr. Flood to IBC is evidenced by a promissory note executed by Mr. Flood to the order of IBC.

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

     Messrs. Erber and Robson and the two other persons borrowed the aggregate amount of $1,244,328 from the Company in 1990 and 1991 to purchase these shares. Most of the loan (91.5%) was made in equal amounts to the President and the Secretary. Those advances were secured by a lien on the 294,182 shares of Common Stock. In addition, Mr. Erber agreed to transfer to the Company as additional collateral, 156,000 shares of stock of the Company. Approximately one-half of this sum was advanced on April 12, 1990 and the balance during 1991. In April 1990, promissory notes evidencing the first half of the funds were executed by these persons bearing interest at the rate of 9% per annum and payable in three annual installments commencing on April 12, 1991. Thereafter, independent members of Waste Tech's Board of Directors unanimously extended the payment due date of each payment for one (1) year. New promissory notes to Waste Tech were thereafter executed for the full amount of the advance, payable in three annual installments commencing April 12, 1992. The notes were secured by a lien on all of these shares which were acquired. In June 1992, $200,000 of the principal amount of these loans was repaid to the Company through a sale of 100,000 of the acquired shares at $2.00 per share. Payment of the remainder of the principal due in 1993 and 1994, together with the accrued interest, was subsequently deferred for two years by the Company's Board of Directors, and deferred again until 2001

     Thereafter, Mr. Erber, in connection with his termination as President of the Company, turned in all of his stock in to the Company and IBC in full satisfaction of his obligation of $698,527.

     As of the end of fiscal 2001 the Company owed Mr. Robson's law firm the sum of $490,752 for legal fees and accrued interest. The Company has acquired a security interest in the shares acquired by Robson & Miller by the exercise of the aforesaid option as collateral security for repayment of the outstanding loan of Mr. Robson. As of October 31,2001, Mr. Robson still owed the Company

$427,364 together with accrued interest. The largest aggregate outstanding loan balance of Mr. Robson's during the past two (2) fiscal years was $873,572.


     Related Party Transactions

          Legal Services

     The law firm in which Morton S. Robson, the Secretary and a Director of the Company, is a partner have provided services to the Company in fiscal 2001. During fiscal 2001, Mr. Robson's law firm received $18,523 from Waste Tech as payment for legal services rendered. As of the end of fiscal 2001, accrued but unpaid legal fees and accrued interest due to Mr. Robson's law firm from the Company amounted to $490,752.


          Conflicts of Interest

     Each of Messrs. Nielsen and Robson are Directors of both Waste Tech and its wholly owned subsidiary, IBC. Conflicts of interest may arise for Messrs. Nielsen and Robson in transactions between Waste Tech and IBC. Additionally, Mr. Robson is the senior partner of the law firm which is counsel to the Company. Conflicts of interest may arise as the result of such relationships.


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

                            October 31, 2001 and 2000


                   (With Independent Auditors' Report Thereon)

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements







                                                                            Page

Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets as of October 31, 2001 and 2000            F-2 - F-3

Consolidated Statements of Operations for the years ended
     October 31, 2001 and 2000                                               F-4

Consolidated Statements of Stockholders' Equity for the years ended
     October 31, 2001 and 2000                                               F-5

Consolidated Statements of Cash Flows for the years ended
     October 31, 2001 and 2000                                         F-6 - F-7

Notes to Consolidated Financial Statements                                   F-8

                          Independent Auditors' Report


To the Board of Directors
Waste Technology Corp.:

We have audited the accompanying consolidated balance sheets of Waste Technology Corp. and Subsidiaries as of October 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Technology Corp. and Subsidiaries as of October 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 8 to the consolidated financial statements, the Company was a defendant to a suit in which an adverse judgment was received. The Company does not have sufficient levels of cash to satisfy this obligation. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



December 21, 2001

                                                                                                    2001                 2000
                                                                                               -----------------   -----------------
    Assets

Cash and cash equivalents                                                                       $   24,070              176,046
Accounts receivable, net of allowance for
    doubtful accounts of $40,000 and $86,000
    for 2001 and 2000                                                                              477,883              787,224
Inventories (note 4)                                                                             1,724,535            1,579,724
Prepaid expenses and other current assets                                                            1,043                9,593
                                                                                                ----------           ----------
       Total current assets                                                                      2,227,531            2,552,587
                                                                                                ----------           ----------

                                                                                                   564,416              611,104

Due from officer (note 3)                                                                          393,465              375,122
Other assets                                                                                         4,332               11,419
                                                                                                ----------           ----------
       Total other assets                                                                          397,797              386,541
                                                                                                ----------           ----------

       Total assets                                                                             $3,189,744            3,550,232
                                                                                                ==========           ==========



                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                     Consolidated Balance Sheets, continued

                            October 31, 2001 and 2000


                                                                                                     2001                 2000
                                                                                              -------------------  -----------------
       Liabilities and Stockholders' Equity
Current liabilities:
    Revolving promissory note (note 6)                                                           $   211,525              35,783
    Current portion of long-term debt (note 7)                                                        90,277             108,333
    Accounts payable                                                                                 527,953             579,029
    Accrued liabilities                                                                              387,273             590,191
    Accrued legal judgment (note 8)                                                                  602,000             576,000
    Customer deposits                                                                                181,860             200,583
                                                                                                 -----------         -----------
          Total current liabilities                                                                2,000,888           2,089,919
                                                                                                 -----------         -----------

Long-term debt, net of current portion (note 7)                                                           --              90,277
                                                                                                 -----------         -----------
          Total liabilities                                                                        2,000,888           2,180,196
                                                                                                 -----------         -----------

Stockholders' equity (notes 3 and 10):
    Common stock, $.01 par value; 25,000,000 shares authorized,
       6,179,875 shares issued and outstanding in 2001 and 2000                                       61,799              61,799
    Preferred stock, $.0001 par value; 10,000,000 shares
       authorized, none issued                                                                            --                  --
    Additional paid-in capital                                                                     6,347,187           6,347,187
    Accumulated deficit                                                                           (4,418,004)         (4,237,203)
                                                                                                 -----------         -----------
                                                                                                   1,990,982           2,171,783

    Less-treasury stock, 663,526 shares in 2001 and
       2000, at cost                                                                                 419,306             419,306
    Less-notes receivable from stockholders, net (note 3)                                            382,820             382,441
                                                                                                 -----------         -----------
          Total stockholders' equity                                                               1,188,856           1,370,036
                                                                                                 -----------         -----------

Commitments and contingencies (note 8)

          Total liabilities and stockholders' equity                                             $ 3,189,744           3,550,232
                                                                                                 ===========         ===========
See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                      Years ended October 31, 2001 and 2000

                                                                                                 2001                    2000
                                                                                          ------------------      -----------------

Net sales (note 12)                                                                          $ 5,421,912               8,287,526
Cost of sales                                                                                  4,333,248               6,352,485
                                                                                             -----------             -----------
          Gross profit                                                                         1,088,664               1,935,041
                                                                                             -----------             -----------

Operating expenses:
    Selling                                                                                      537,822                 634,464
    General and administrative                                                                   705,613                 977,944
                                                                                             -----------             -----------
                                                                                               1,243,435               1,612,408
                                                                                             -----------             -----------

          (Loss) income from operations                                                         (154,771)                322,633
                                                                                             -----------             -----------

Other income (expense):
    Interest income (note 3)                                                                      62,702                  68,947
    Interest expense                                                                             (69,196)               (101,215)
    Gain on disposal of assets (note 1)                                                               --                 626,929
    Provision for legal judgment (note 8)                                                        (26,000)                (57,000)
    Other                                                                                          6,464                   6,272
                                                                                             -----------             -----------
                                                                                                 (26,030)                543,933
                                                                                             -----------             -----------

(Loss) income before income taxes                                                               (180,801)                866,566

Income tax provision (note 9):
    Current                                                                                           --                  18,000
    Deferred                                                                                          --                      --
                                                                                             -----------             -----------
                                                                                                      --                  18,000

          Net (loss) income                                                                  $  (180,801)                848,566
                                                                                             ===========             ===========

Basic and diluted (loss) earnings per share                                                  $     (0.03)                   0.15
                                                                                             ===========             ===========


Weighted average number of shares                                                              5,516,349               5,516,349
                                                                                             ===========             ===========

See accompanying notes to consolidated financial statements.



          WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

      Consolidated Statements of Stockholders' Equity

           Years ended October 31, 2001 and 2000




                                         Common Stock
                                   Par Value $.01 Authorized
                                       25,000,000 Shares                                  Treasury Stock
                                   -------------------------                            ------------------       Notes
                                    Number                   Additional                 Number                Receivable
                                   of Shares         Par      Paid-in    Accumulated     of                      from
                                    Issued         Issued     Capital      Deficit      Shares        Cost    Stockholder   Total
                                   ---------       ------    ----------  -----------    ------        ----    -----------   -----



Balance, October 31, 1999          6,179,875      $61,799    6,347,187   (5,085,769)    663,526   $(419,306)  (377,711)     526,200



Net adjustment of note receivable
    from stockholders (note 3)            --           --           --           --          --          --     (4,730)      (4,730)


Net income                                --           --           --      848,566          --          --         --      848,566

Balance, October 31, 2000          6,179,875      $61,799    6,347,187   (4,237,203)    663,526   $(419,306)  (382,441)   1,370,036

Net adjustment of note receivable
    from stockholders (note 3)            --           --           --           --          --          --       (379)        (379)

Net loss                                  --           --           --     (180,801)         --          --         --     (180,801)

Balance, October 31, 2001          6,179,875      $61,799    6,347,187   (4,418,004)    663,526   $(419,306)  (382,820)   1,188,856

See accompanying notes to consolidated financial statements.


                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                      Years ended October 31, 2001 and 2000

                                                                                                      2001                  2000
                                                                                                   ----------            ----------

Cash flows from operating activities:
Net (loss) income                                                                                  $(180,801)             848,566
Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                                                                      54,054               86,554
   Gain on sale of assets                                                                                 --             (626,929)
   Changes in assets and liabilities:
      Accounts receivable                                                                            309,341              234,600
      Inventories                                                                                   (144,811)             137,737
      Prepaid expenses and other current assets                                                        8,550              (16,891)
      Other assets                                                                                     7,087                5,851
      Accounts payable                                                                               (51,076)            (722,820)
      Accrued liabilities and legal judgment                                                        (176,918)             128,783
      Customer deposits                                                                              (18,723)              83,926
                                                                                                   ---------            ---------

         Net cash (used in) provided by operating activities                                        (193,297)             159,377
                                                                                                   ---------            ---------


                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, continued

                      Years ended October 31, 2001 and 2000


                                                                                                      2001                 2000
                                                                                                   ----------           ----------

Cash flows from investing activities:
    Net investment in notes receivable from stockholders                                            $ (18,722)            (23,076)
    Proceeds from sale of assets of subsidiary                                                             --             661,220
    Purchases of property and equipment                                                                (7,366)             (7,666)
                                                                                                    ---------           ---------

          Net cash (used in) provided by investing activities                                         (26,088)            630,478
                                                                                                    ---------           ---------

Cash flows from financing activities:
    Net drawings (payments) from revolving promissory note                                            175,742            (518,069)
    Payments on long-term debt                                                                       (108,333)           (114,172)
                                                                                                    ---------           ---------

          Net cash provided by (used in) financing activities                                          67,409            (632,241)
                                                                                                    ---------           ---------

          Net (decrease) increase in cash and cash equivalents                                       (151,976)            157,614

Cash and cash equivalents at beginning of year                                                        176,046              18,432

                                                                                                    ---------           ---------
Cash and cash equivalents at end of year                                                            $  24,070             176,046
                                                                                                    =========           =========

Supplemental cash flow information:
    Cash paid for interest                                                                          $  41,269              96,568
                                                                                                    =========           =========
    Cash paid for income taxes                                                               $             --              18,000
                                                                                                    =========           =========


See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2001 and 2000




(1)    Nature of Business

       Waste Technology Corp. (the Company) and its wholly owned subsidiaries manufacture baling machines which utilize mechanical, hydraulic and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills and paper recycling facilities throughout the United States, the Far east and South America.

       In December 1999, the Company sold the assets of its IPS subsidiary of approximately $1,897,643 to two IPS officers for $661,220 and the assumption of $1,863,352 liabilities by the acquirer. The IPS subsidiary was formed in the second quarter of fiscal 1995 and expanded the manufacturing capacity of the Company. IPS incurred operating losses from inception primarily as a result of the continuing depressed recycled products markets, as well as higher than anticipated costs of sales and selling and administrative expenses.

       With the elimination of the IPS subsidiary, the Company's operating results were significantly improved in fiscal 2000 and 2001. The Company's backlog at December 31, 2001 is approximately $1,680,000. The Company anticipates that the cost reductions implemented in 2000 and 2001 will have a significant impact on operating results in fiscal 2002.


(2)    Summary of Significant Accounting Policies

       (a)    Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of Waste Technology Corp. and all of its wholly owned subsidiaries. Intercompany balances and significant intercompany transactions have been eliminated in consolidation.

       (b)    Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       (c)    Cash and cash equivalents

              For purposes of cash flows, cash and cash equivalents include cash on hand, bank demand accounts and money market accounts having original maturities of less than three months.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2001 and 2000




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

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2001 and 2000




       (i)    Business Reporting Segments

              Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of manufacturing baling machines, the Company has no other industry segments.


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

       On July 15, 1991, the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The financing of the transactions was paid with funds borrowed from the Company with the unanimous approval of the Company's Board of Directors. The four individuals executed promissory notes in favor of the Company, originally payable in three annual installments due July 15, 1992-1994 plus accrued interest from July 15, 1991 at the rate of 9% per annum. The former Chairman's promissory note was satisfied in 1993. The Company extended the initial installment date for the General Counsel to begin on July 15, 1997. No payments were made during the years ended October 31, 2001 and 2000. The debt is collateralized by a lien on the 134,591 shares of the Company's common stock and a personal guarantee and the guarantee of General Counsel's law firm to the extent of his loan. On June 13, 1995, the General Counsel and his law firm exercised their option to purchase 250,000 shares of Waste Technology Corp. common stock at $1.00 per share, whereby, the Company reduced the legal fees payable to the law firm in lieu of cash. These shares are also being held as collateral for the note receivable from the General Counsel.

       During 1997, the General Counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, notes receivable from the General Counsel, net of accrued legal fees of $382,820 and $382,441, are presented as a reduction of stockholders' equity at October 31, 2001 and 2000, respectively.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2001 and 2000




       On December 29, 1995, the Company transferred a life insurance policy, covering the life of its former president, in exchange for a note receivable. The amount of the note receivable from the president is equal to the amount of the cash surrender value of the policy at the time of the transfer. Interest accrues at the rate of 6% per annum. No principal or interest is due until proceeds from the policy are realized. The note receivable from the president was $393,465 and $375,122 at October 31, 2001 and 2000, respectively.

       The statement of operations includes interest income on officer and director notes receivable of $56,806 for fiscal 2001 and 2000. Legal expenses to the General Counsel and his law firm were $36,211 and $22,357 for fiscal 2001 and 2000, respectively.


(4)    Inventories

       Inventories consisted of the following:
                                                      2001               2000
                                                  ----------         -----------

Finished products                                 $  239,077            302,465
Work in process                                      448,410            287,599
Raw materials, net of allowance for
     obsolete inventory of $50,000
     and $30,000 for 2001 and 2000                 1,037,048            989,660
                                                  ----------         ----------
                                                  $1,724,535          1,579,724
                                                  ==========         ==========


(5)    Property, Plant and Equipment

       The following is a summary of property, plant and equipment, at cost, less accumulated depreciation and amortization:

                                                        2001             2000
                                                    ----------        ----------

Land                                                $   77,304            77,304
Buildings and improvements                             905,539           905,539
Machinery and equipment                                762,239           754,875
Vehicles                                               104,024           104,024
                                                    ----------        ----------
                                                     1,849,106         1,841,742
Less accumulated depreciation and amortization       1,284,690         1,230,638
                                                    ----------        ----------
                                                    $  564,416           611,104
                                                    ==========        ==========

       Depreciation and amortization expense was $54,054 and $79,860 in fiscal 2001 and 2000, respectively.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2001 and 2000




(6)    Revolving Promissory Note

       In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow up to the lesser of 80% of eligible receivables or $500,000. The line of credit bears interest at Prime plus 1% ( 6.5% at October 31, 2001) plus certain service charges. The line of credit had an outstanding balance of $211,525 and $35,783 at October 31, 2001 and 2000, respectively. The unused line of credit at October 31, 2000 and 2001 was approximately $42,000 and $115,000, respectively.


(7)    Long-Term Debt

       Long-term debt consists of the following:

                                                                                            2001                2000
                                                                                       ---------------    ----------------

           Term note payable  to bank, at prime rate ( 5.0% at October 31, 2001, due  in  equal  monthly  installments  of $9,028, plus interest,
                through August 2002, secured by substantially all assets             $        90,277             198,610
                                                                                       --------------     ---------------
                                                                                              90,277             198,610
           Amounts classified as current                                                      90,277             108,333
                                                                                       --------------     ---------------

                                                                                     $            --              90,277
                                                                                       ==============     ===============


       The term note payable to bank contains certain covenants, whereby the Company must maintain, among other things, specified levels of minimum net worth and working capital, and maintain a specified ratio of maximum debt to worth, and current ratio.

       The Company violated certain financial covenants of the above term note as of October 31, 2001. The lender has waived these covenant violations. There is no assurance that the lender will provide future waivers should the Company continue to experience covenant violations. If such events occurred and the lender called the debt, management would be required to obtain alternative financing sources.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2001 and 2000




(8)    Contingencies and Commitments

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

       The Company and its insurance carrier were defendants in a suit against its former subsidiary, RAM Coating Technology Corporation (RAM), claiming breach of contract. In September 1998, a judgment against the Company and RAM's former insurance carrier, was given in the amount of approximately $250,000 in damages, $110,000 in attorney's fees, all costs of proceedings, plus interest. The total amount of the legal judgment, including interest of $602,000 and $586,000, is reflected on the consolidated balance sheet at October 31, 2001 and 2000, respectively. In July 2000, the judgment was reaffirmed by the First Circuit Court of Appeals and in December 2000 by the Supreme Court of the State of Louisiana. The legal judgment was paid by the Company's insurance carrier during fiscal year 2001. In February 2002, the Company has reached an agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. It is anticipated that the agreement will be finalized shortly. When the settlement agreement is executed, the Company will reverse the excess accrued expense of $321,500 in the first or second quarter of fiscal 2002. If the agreement cannot be finalized, the Company may not have sufficient levels of cash to satisfy the ultimate negotiated obligation, if any, to the insurance carrier.

       The ability to pay the full obligation raises substantial concern over the entity's ability to continue as a going concern. The Company's management and Board of Directors believe that there are several viable options including settlement of the obligation for a lesser amount.

(9)    Income Taxes

       The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company's effective rate are as follows:

                                                                                     2001                2000
                                                                                --------------     --------------

           Federal income tax expense (benefit) at statutory rate            $        (61,000)           289,000
           State income tax benefit, net federal income tax effect                     (7,000)            26,000
           Other                                                                       (9,000)            (4,000)
           Alternative minimum tax                                                         --             18,000
           Change in valuation allowance, net of correction
                to prior years' deferred taxes                                         77,000           (311,000)
                                                                                --------------     --------------
           Provision (benefit) for income taxes                              $             --             18,000
                                                                                ==============     ==============

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2001 and 2000




       The Company files consolidated federal and state income tax returns with its subsidiaries. The net change in the total valuation allowance for the years ended October 31, 2001 and 2000 was an increase of $77,000 and a decrease of $315,000, respectively. Realization of net deferred tax assets is dependent on generating sufficient taxable income in the future. Based on current and anticipated future economic conditions, management cannot ascertain when it will become more likely than not that any portion of the net deferred tax asset will be realized.

       The significant components of the net deferred tax asset at October 31, 2001 and 2000 are as follows:

                                                                                     2001                2000
                                                                                --------------     ----------------

           Reserves and allowances                                           $        312,000            401,000
           Property, plant and equipment                                               85,000             75,000
           General business credit carryforward                                        15,000             20,000
           Net operating loss carryforward                                          1,255,000          1,082,000
           Other                                                                       68,000             80,000
                                                                                --------------     ----------------
                                                                                    1,735,000          1,658,000
           Valuation allowance                                                      1,735,000          1,658,000
                                                                                --------------     ----------------
                                                                             $             --                 --
                                                                                ==============     ================


       Net operating loss carryforwards for tax purposes are approximately $3,330,000 and expire in years 2007 through 2013. The Company has an Alternative Minimum Tax Credit carryforward of approximately $30,000.


(10)   Stock Options

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

                            October 31, 2001 and 2000




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

       During 1995, the Board of Directors issued 1,760,000 non-qualified stock options to purchase 1,760,000 shares of the Company's common stocks at prices ranging from $.75 to $1.00 per share. The options were issued to key employees. The options have antidilutive rights in the event of a split, reverse split, or recapitalization and are exercisable in whole or in part through 2002. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. Outstanding options as of October 31, 2001 and 2000 are 40,000.

       In March 1994 and February 1993, the Board of Directors issued 550,000 and 700,000 non-qualified stock options, respectively, to purchase 550,000 and 700,000 shares, respectively, of the Company's common stock at $.50 per share. The options have antidilutive rights in the event of a split, reverse split or recapitalization and are exercisable in whole or in part through March 2003 and September 1, 2002, respectively. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. Options outstanding as of October 31, 2001 and 2000 are 50,000.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2001 and 2000




       A summary of the status of the Company's stock options is presented below:


                                                                                               Weighted
                                                                                                average
                                                                        Shares              exercise price

           Outstanding, October 31, 1999                                 1,834,000        $        .9085

           Canceled or surrendered                                      (1,544,000)                .9800
                                                                        -----------          ------------

           Outstanding, October 31, 2000                                   290,000                 .5345
                                                                     ===============         ============

           Outstanding, October 31, 2001                                   290,000                 .5345
                                                                     ===============         ============

           Shares exercisable                                              290,000        $        .5345
                                                                     ===============         ============


       The outstanding stock options at October 31, 2001, have an exercise price ranging from $.50 to $.75 per share and a remaining contractual term ranging from two to four years. Compensation cost for stock options under SFAS No. 123 is not provided because all options granted during and after November 1, 1996 have been canceled or surrendered.


(11)   Employees' Benefit Plan

       The Company instituted a profit sharing plan for its employees in 1989 by contributing 375,000 shares of its stock to the trust, having a fair market value of $165,000 on the transfer date. The Company made no contributions to the plan in 2001 or 2000.


(12)   Export Sales

       Export sales were approximately 7% for the years ended October 31, 2001 and 2000, respectively. The principal international markets served by the Company, include Canada, China, United Kingdom, India, Korea, Japan and Thailand. No sales in one geographic region exceed 10%.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WASTE TECHNOLOGY CORP.
                                       (Registrant)

                                       By: /s/ William E. Nielsen
                                          -----------------------
                                       William E. Nielsen, President


                                       Dated:  February 12, 2002

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                          Title                       Date


/s/ William E. Nielsen     Chief Executive Officer,            February 12, 2002
----------------------     Principal Financial and
William E. Nielsen         Accounting Officer and Director


                           Director                            February 12, 2002
----------------
Ted C. Flood


/s/ Morton S. Robson       Director                            February 12, 2002
--------------------
Morton S. Robson


/s/ Robert Roth            Director                            February 12, 2002
---------------
Robert Roth