Form 10QSB
period 2002-01-31
WASTE TECHNOLOGY CORP
filed 2002-03-11
CIK 781902

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)
  X   Quarterly  report  pursuant  to  Section 13  or 15 (d)  of  the Securities
-----
Exchange Act of 1934

For the quarterly period ended January 31, 2002.
                               ----------------

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
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No  X
                                       ---      ---

     At February 28, 2002, Registrant had outstanding 5,516,349 shares of its Common Stock.

     Transitional small business disclosure format check one:

                    Yes               No  X
                        ---              ---

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I.   FINANCIAL INFORMATION .............................................3

          ITEM I.  FINANCIAL STATEMENTS

          o  Consolidated Balance Sheets as of January 31, 2002,
             and October 31, 2001 ...........................................3

          o  Consolidated Statements of Operations for the three
             months ended January 31, 2002, and January 31, 2001 ............5

          o  Consolidated Statements of Changes in Stockholders'
             Equity for the period from October 31, 2000, to
             January 31, 2002 ...............................................6

          o  Consolidated Statements of Cash Flows for the three
             months ended January 31, 2002, and
             January 31, 2001 ...............................................7

          o  Notes to Financial Statements ..................................8


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...........11


PART II.  OTHER INFORMATION

          o  Signatures ....................................................13

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                              01/31/02               10/31/01

ASSETS

Current Assets:
  Cash and cash equivalents                                                 $    75,544            $    24,070
  Accounts receivable, net of allowance
    for doubtful accounts of $40,000 and $40,000 respectively                   282,298                477,883
  Inventories                                                                 1,711,598              1,724,535
  Prepaid expense and other current assets                                       11,620                  1,043
                                                                            -------------          -------------

          Total current assets                                                2,081,060              2,227,531



Property, plant and equipment at cost                                         1,851,186              1,849,106
  Less:  accumulated depreciation                                             1,297,871              1,284,690
                                                                            -------------          -------------

          Net property, plant & equipment                                       553,315                564,416



Other assets:
  Other assets                                                                    3,970                  4,332
  Due from Director                                                             398,089                393,465
                                                                            -------------          -------------

          Total other assets                                                    402,059                397,797
                                                                            -------------          -------------

          TOTAL ASSETS                                                      $ 3,036,434            $ 3,189,744









See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                              01/31/02               10/31/01


LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                                 $   145,283            $   211,525
  Current maturities of long-term debt                                           62,943                 90,277
  Accounts payable                                                              360,472                527,953
  Accrued liabilities                                                           339,992                387,273
  Customer deposits                                                             426,585                181,860
  Accrued Judgment                                                              602,000                602,000
                                                                            -------------          -------------

          Total current liabilities                                           1,937,275              2,000,888

Long-term debt                                                                        0                      0
                                                                            -------------          -------------

          Total liabilities                                                   1,937,275              2,000,888


Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 2002 & 2001, respectively                                   61,799                 61,799
  Preferred stock, par value $.0001,
    10,000,000 shares authorized, none issued                                         0                      0
  Additional paid-in capital                                                  6,347,187              6,347,187
  Accumulated deficit                                                        (4,511,313)            (4,418,004)
                                                                            -------------          -------------

                                                                              1,897,673              1,990,982

Less:  Treasury stock, 663,526 shares at cost                                   419,306                419,306
Less:  Note receivable from shareholders                                        379,208                382,820
                                                                            -------------          -------------

          Total stockholders' equity                                          1,099,159              1,188,856
                                                                            -------------          -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 3,036,434            $ 3,189,744






See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




Three months ended:                                                           01/31/02               01/31/01

Net Sales                                                                   $ 1,071,986            $ 1,807,568

Cost of Sales                                                                   893,052              1,473,055
                                                                            -------------          -------------

Gross Profit                                                                    178,934                334,513

Operating Expenses:
  Selling                                                                       108,257                144,477
  General and Administrative                                                    162,310                215,113
                                                                            -------------          -------------

    Total operating expenses                                                    270,567                359,590

Operating Income (Loss)                                                         (91,633)               (25,077)

Other Income (Expense):
  Interest & Dividends                                                           14,646                 16,562
  Interest Expense                                                              (18,228)               (19,515)
  Other Income                                                                    1,906                    478
  Net gain on Disposal of Fixed Assets                                                0                      0
  Provision for Judgment                                                              0                 (6,000)
                                                                            -------------          -------------

    Total Other Income (Expenses)                                                (1,676)                (8,475)
                                                                            -------------          -------------

Income (Loss) before income taxes                                               (93,309)               (33,552)

Income Tax Provision
  Current                                                                             0                  3,000
  Deferred                                                                            0                      0
                                                                            -------------          -------------

NET INCOME  (LOSS)                                                              (93,309)               (36,552)



Basic and diluted Income (Loss) per share                                         (0.02)                 (0.01)

Weighted average number of shares                                             5,516,349              5,516,349


See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             As of January 31, 2002
                                    unaudited



                                              Common Stock
                                        Par Value $.01 Authorized
                                             25,000,000 Shares                               Treasury Stock
                                        -------------------------                            --------------

                                       NUMBER                   ADDITIONAL                      NUMBER
                                      OF SHARES       PAR        PAID-IN       ACCUMULATED        OF
                                       ISSUED        VALUE       CAPITAL         DEFICIT        SHARES         COST
                                     -----------    --------   -----------    ------------    ----------     ---------

   Balance at October 31, 2000        6,179,875    $ 61,799    $ 6,347,187    $(4,237,203)      663,526    $(419,306)

Net Adjustment of Note Receivable
 from shareholder                        -0-           -0-          -0-            -0-            -0-          -0-

Net Income (Loss)                        -0-           -0-          -0-          (180,801)        -0-          -0-
                                     -----------    --------   -----------    ------------    ----------     ---------

   Balance at October 31, 2001        6,179,875    $ 61,799    $ 6,347,187    $(4,418,004)        663,526    $(419,306)

Net Adjustment of Note Receivable
 from shareholder                        -0-           -0-          -0-            -0-              -0-          -0-

Net Income (Loss)                        -0-           -0-          -0-           (93,309)          -0-          -0-
                                     -----------    --------   -----------    ------------    ----------     ---------

   Balance at January 31, 2002        6,179,875    $ 61,799    $ 6,347,187    $(4,511,313)        663,526    $(419,306)




                                     NOTE RECEIVABLE        TOTAL
                                          FROM           STOCKHOLDERS'
                                       SHAREHOLDER          EQUITY
                                     ---------------     -------------

   Balance at October 31, 2000       $    (382,441)      $ 1,370,036

Net Adjustment of Note Receivable
 from shareholder                             (379)             (379)

Net Income (Loss)                            -0-              -0-
                                     ---------------     -------------


   Balance at October 31, 2001       $    (382,820)      $ 1,188,856

Net Adjustment of Note Receivable
 from shareholder                            3,612             3,612

Net Income (Loss)                            -0-             (93,309)
                                     ---------------     -------------


   Balance at January 31, 2002       $    (379,208)      $ 1,099,159




See accompanying notes to consolidated financial statements

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited



For The Three Months Ended                                                    01/31/02               01/31/01

Cash flow from operating activities:
  Net (loss) income                                                         $   (93,309)           $   (36,552)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                13,543                 15,615
    Gain from sale of equipment                                                       0                      0
  Increase (decrease) from changes in:
    Accounts receivable                                                         195,585                 70,973
    Inventories                                                                  12,937                 12,000
    Prepaid expenses and other current assets                                   (10,577)                 8,297
    Other assets                                                                      0                      0
    Accounts payable                                                           (167,481)              (213,553)
    Accrued liabilities                                                         (47,281)               (44,246)
    Customer deposits                                                           244,725                  8,050
    Accrued Judgment                                                                  0                  6,000
                                                                            -------------          -------------
      Net cash provided by (used in) operating activities                       148,142               (173,416)

Cash flows from investing activities:
  Increase in notes receivable from shareholders                                 (1,012)                  (502)
  Purchase of property and equipment                                             (2,080)                (1,243)
                                                                            -------------          -------------
    Net cash provided by (used in) investing activities                          (3,092)                (1,745)

Cash flows from financing activities:
  Net (Payments) Drawings from revolving promissory note                        (66,242)                75,958
  (Payments) on Long Term Debt, Capital Leases                                  (27,334)               (27,083)
                                                                            -------------          -------------
    Cash flows provided by (used in) financing  activities                      (93,576)                48,875

Net increase (decrease) in cash                                                  51,474               (126,286)
Cash at beginning of period                                                      24,070                176,046
Cash at end of period                                                            75,544                 49,760

Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
   Interest                                                                      17,866                 17,590
   Income taxes                                                                       0                      0




See accompanying notes to consolidated financial statements

Waste Technology Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.  Nature of Business:

Waste Technology Corporation (the Company) is a manufacturer of baling equipment which utilize technical, hydraulic and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills, and paper recycling facilities throughout the United States, the Far East, Europe, and South America.

On June 5, 1998, a judgment (the "Judgment") was rendered against the Company's former wholly owned subsidiary, Ram Coating Technology Corporation ("Ram"), and Transamerica Premier Insurance Corporation ("Transamerica") in the amount of $360,194 in favor of L & A Contracting Company in the 19th Judicial District Court of the State of Louisiana in the case of L & A Contracting Company v. Ram Industrial Coatings, Inc., et al., Case No. 382,924, Division F. Transamerica had issued a performance and payment bond (the "Bond") for Ram in connection with the contract which was the subject of the action and which was the basis of the Judgment against Ram. The Company had agreed to indemnify Transamerica for any payments it was required to make pursuant to the Bond. Transamerica has paid the Judgment as a result of the indemnification agreement and the Company is liable to Transamerica for the amount of the Judgment.

In July 2000 the Judgment was affirmed by the First Circuit Court of Appeal of the State of Louisiana. In December 2000 the Judgement was reaffirmed by the Supreme Court of the State of Louisiana. The Company has reduced net income by the full amount of the Judgment and interest of $602,000 through October 31, 2001. In February 2002, the Company reached an agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. It is anticipated that the agreement will be finalized in the second quarter of fiscal 2002. When the settlement agreement is executed, the Company anticipates reversing the excess accrued liability of $321,500.

The Company's management and Board of Directors have substantial concern over recent operating performances. However, due to the additional cost reductions implemented in fiscal 2001 and 2002 and the settlement of the Judgment, the Company should remain viable as a going concern.

The Company's backlog at February 28,2002 is approximately $1,621,000.

2.  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2002, are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. The accompanying consolidated balance sheet as of October 31, 2001 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2001.

For further information, refer to the Company's Annual Report on form 10-KSB for the year ended October 31, 2001, and the Management Discussion included in this form 10-QSB.

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

4.  Related Party Loan and Notes Receivable:

The Company was indebted in the amount of $503,980 to the General Counsel and his law firm at January 31, 2002. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at January 31, 2002.

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


5.  Revolving Promissory Note:

In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow against certain equipment and 80% of eligible receivables, but not more than $500,000. The line of credit bears interest at prime rate plus one percent (1%) plus certain service charges. The line of credit had an outstanding balance of $145,283 at January 31, 2002, and the unused line of credit at this date was approximately $120,000.


6.  Term Notes and Capital Leases:

Long-term debt of $62,943 and $90,277 consists of a term note payable to bank at prime rate, due in equal monthly installments of $9,028, plus interest through August 2002, secured by substantially all assets. All amounts are classified as current.


7.  Income Taxes

As of January 31, 2002, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of January 31, 2002, the Company has approximately $3,300,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Three Month Comparison In the first quarter ending January 31, 2002, the Company had net sales of $1,071,986, as compared to $1,807,568 in the first quarter of fiscal 2001, a decrease of 40.7%. The lower sales were the result of lower shipments at International Baler Corporation
(IBC),  Consolidated Baling Machine Company(CBM) and Florida Waste Systems, Inc.
(FWS) The Company's lower sales are the result of the general economic conditions and lower prices for recycled products.

The Company had a net loss in the first quarter of $93,309 as compared to a net loss of $36,552 in the first quarter of 2001. The lower income was due to lower sales, partially offset by $89,023 lower selling and administrative expenses. The lower selling and administrative expenses were the result of personnel eliminations, travel and advertising reductions. The Company has made additional personnel eliminations at the end of the first quarter of fiscal 2002 which amount to over $200,000 on an annual basis. Gross profit margins declined from 18.5% in the first quarter 2001 to 16.7% in the current fiscal quarter due to the lower shipments.

The sold order backlog was approximately $1,621,000 at February 28, 2002 as compared to $1,067,000 at February 28, 2001. This increase was due to the general sales efforts at IBC and CBM.

Financial Condition:

Net working capital at January 31, 2002 was $143,785 as compared to $226,643 at October 31, 2001. The accrued cost of the Judgment of $602,000 is included as a current liability. In February 2002, the Company reached an agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. It is anticipated that the agreement will be finalized shortly. When the settlement agreement is executed, the Company will reverse the excess accrued expense of $321,500 in fiscal 2002 and thereby will increase net working capital by that amount. The Company believes that it will have sufficient cash flow to be able to make the installment payments and fund other operating activities.

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

The Company's auditors, KPMG LLP, have stated in its "Report of Independent Accountants" for October 31, 2001, to the Company's shareholders that there is "substantial doubt" about the Company's ability to continue as a going concern. The Company's Management and Board of Directors have considerable concern over the Company's ability to return to profitability. Management, however, believes that it will be able to improve the Company's financial condition based on its cost-cutting measures, its recent operating performances and the settlement of the Judgment with Transamerica and therefore, the Company will continue as a viable going concern.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned hereto duly authorized.

Dated: March 11, 2002                    WASTE TECHNOLOGY CORPORATION


                                       BY: /s/William E. Nielsen
                                          -------------------------------
                                              William E. Nielsen
                                   President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)



                                       BY: /s/Morton S. Robson
                                          ------------------------------
                                              Morton S. Robson
                                              Secretary