Form 10QSB
period 2002-04-30
WASTE TECHNOLOGY CORP
filed 2002-06-14
CIK 781902

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)
  X     Quarterly  report  pursuant  to  Section  13 or 15 (d) of the Securities
------  Exchange Act of 1934

For the quarterly period ended April 30, 2002.
                               --------------

______ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

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

     At May 31, 2002, Registrant had outstanding 5,516,349 shares of its Common Stock.

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

        ITEM I.       FINANCIAL STATEMENTS

        o      Consolidated Balance Sheets as of April 30, 2002,
               and October 31, 2001...............................................................................3

        o      Consolidated Statements of Operations for
               the three months and six months ended April 30,
               2002, and April 30, 2001 . . ......................................................................5

        o      Consolidated Statements of Changes in Stockholders'
               Equity for the period from October 31, 2000, to
               April 30, 2002.....................................................................................7

        o      Consolidated Statements of Cash Flows for the three
               months and six months ended April 30, 2002,
               and April 30, 2001.................................................................................8

        o      Notes to Financial Statements.....................................................................10


        ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................13


PART II.       OTHER INFORMATION.................................................................................15

               o        Signatures...............................................................................16


                 WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                                                                    04/30/02               10/31/01
ASSETS
Current Assets:
  Cash and cash equivalents                                                                        $  121,965             $   24,070
  Accounts receivable, net of allowance
    for doubtful accounts of $40,000 and $40,000 respectively                                         684,246                477,883
  Inventories                                                                                       1,733,598              1,724,535
  Prepaid expense and other current assets                                                                599                  1,043
                                                                                                   ----------             ----------

          Total current assets                                                                      2,540,408              2,227,531

Property, plant and equipment at cost                                                               1,860,929              1,849,106
  Less:  accumulated depreciation                                                                   1,311,049              1,284,690
                                                                                                   ----------             ----------

          Net property, plant & equipment                                                             549,880                564,416

Other assets:
  Other assets                                                                                          3,608                  4,332
  Due from Director                                                                                   398,089                393,465
                                                                                                   ----------             ----------

          Total other assets                                                                          401,697                397,797
                                                                                                   ----------             ----------

          TOTAL ASSETS                                                                             $3,491,985             $3,189,744

See accompanying notes to consolidated financial statements.


                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                               04/30/02                   10/31/01


LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving promissory note                                                                  $   319,255                $   211,525
  Current maturities of long-term debt                                                            35,860                     90,277
  Accounts payable                                                                               430,978                    527,953
  Accrued liabilities                                                                            428,249                    387,273
  Customer deposits                                                                              459,357                    181,860
  Accrued Judgment                                                                               602,000                    602,000
                                                                                             -----------                -----------

          Total current liabilities                                                            2,275,699                  2,000,888

Long-term debt                                                                                         0                          0
                                                                                             -----------                -----------

          Total liabilities                                                                    2,275,699                  2,000,888

Stockholders' equity
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 2002 & 2001, respectively                                                    61,799                     61,799
  Preferred stock, par value $.0001,
    10,000,000 shares authorized, none issued                                                          0                          0
  Additional paid-in capital                                                                   6,347,187                  6,347,187
  Accumulated deficit                                                                         (4,395,041)                (4,418,004)
                                                                                             -----------                -----------

                                                                                               2,013,945                  1,990,982

Less:  Treasury stock, 663,526 shares at cost                                                    419,306                    419,306
Less:  Note receivable from shareholders                                                         378,353                    382,820
                                                                                             -----------                -----------

          Total stockholders' equity                                                           1,216,286                  1,188,856


                                                                                             -----------                -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                     $ 3,491,985                $ 3,189,744


See accompanying notes to consolidated financial statements.


                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




Three months ended:                                                                           04/30/02                    04/30/01

Net Sales                                                                                   $ 1,295,541                 $ 1,509,627

Cost of Sales                                                                                   907,664                   1,090,164
                                                                                            -----------                 -----------

Gross Profit                                                                                    387,877                     419,463

Operating Expenses:
  Selling                                                                                       112,025                     159,165
  General and Administrative                                                                    149,010                     228,026
                                                                                            -----------                 -----------

    Total operating expenses                                                                    261,035                     387,191


Operating Income  (Loss)                                                                        126,842                      32,272

Other Income (Expense):
  Interest & Dividends                                                                           10,341                      16,082
  Interest Expense                                                                              (21,512)                    (16,916)
  Other Income                                                                                      601                         437
  Provision for Judgment                                                                              0                      (7,000)
                                                                                            -----------                 -----------

    Total Other Income (Expenses)                                                               (10,570)                     (7,397)
                                                                                            -----------                 -----------

Income (Loss) before income taxes                                                               116,272                      24,875

Income Tax Provision
  Current                                                                                             0                           0
  Deferred                                                                                            0                           0
                                                                                            -----------                 -----------

NET INCOME (LOSS)                                                                               116,272                      24,875


Basic and diluted Income (Loss) per share                                                          0.02                        0.00

Weighted average number of shares                                                             5,516,349                   5,516,349


See accompanying notes to consolidated statements.


                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


Six months ended:                                                                             04/30/02                    04/30/01

Net Sales                                                                                   $ 2,367,527                 $ 3,317,195

Cost of Sales                                                                                 1,800,716                   2,563,219
                                                                                            -----------                 -----------

Gross Profit                                                                                    566,811                     753,976

Operating Expenses:
  Selling                                                                                       220,282                     303,642
  General and Administrative                                                                    311,320                     443,139
                                                                                            -----------                 -----------

    Total operating expenses                                                                    531,602                     746,781


Operating Income (Loss)                                                                          35,209                       7,195

Other Income (Expense):
  Interest & Dividends                                                                           24,987                      32,644
  Interest Expense                                                                              (39,740)                    (36,431)
  Other Income                                                                                    2,507                         915
  Provision for Judgment                                                                              0                     (13,000)
                                                                                            -----------                 -----------

    Total Other Income (Expenses)                                                               (12,246)                    (15,872)
                                                                                            -----------                 -----------

Income (Loss) before income taxes                                                                22,963                      (8,677)

Income Tax Provision
  Current                                                                                             0                       3,000
  Deferred                                                                                            0                           0
                                                                                            -----------                 -----------

NET INCOME (LOSS)                                                                                22,963                     (11,677)


Basic and diluted Income (Loss) per share                                                          0.00                        0.00

Weighted average number of shares                                                             5,516,349                   5,516,349


See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              As of April 30, 2002
                                    unaudited


                                              Common Stock
                                        Par Value $.01 Authorized
                                            25,000,000 Shares                     Treasury Stock
                                   ========================================       =================

                                     NUMBER             ADDITIONAL                NUMBER              NOTE RECEIVABLE     TOTAL
                                   OF SHARES     PAR     PAID-IN     ACCUMULATED    OF                     FROM        STOCKHOLDERS'
                                     ISSUED     VALUE    CAPITAL      DEFICIT     SHARES      COST      SHAREHOLDER      EQUITY
                                   =========  ========  ==========   ===========  =======  =========  ===============  =============

      Balance at October 31, 2000  6,179,875   $61,799  $6,347,187   $(4,237,203) 663,526  $(419,306)   $(382,441)     $1,370,036

Net Adjustment of Note Receivable
  from shareholder                    -0-         -0-       -0-           -0-       -0-        -0-         (379)          (379)

Net Income (Loss)                     -0-         -0-       -0-         (180,801)   -0-        -0-          -0-         (180,801)
                                   =========   =======  ==========   ===========  =======  =========    =========      =============

      Balance at October 31, 2001  6,179,875   $61,799  $6,347,187   $(4,418,004) 663,526  $(419,306)   $(382,820)     $1,188,856

Net Adjustment of Note Receivable
  from shareholder                    -0-         -0-       -0-           -0-       -0-        -0-         4,467          4,467

Net Income (Loss)                     -0-         -0-       -0-         22,963      -0-        -0-          -0-           22,963
                                   =========   =======  ==========   ===========  =======  =========    =========      =============

       Balance at April 30, 2002   6,179,875   $61,799  $6,347,187   $(4,395,041) 663,526  $(419,306)   $(378,353)     $1,216,286




See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited




For The Three Months Ended                                                                         04/30/02               04/30/01
Cash flow from operating activities:
  Net (loss) income                                                                                $ 116,272              $  24,875
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                                     13,540                 15,617
  Increase (decrease) from changes in:
    Accounts receivable                                                                             (401,948)                93,059
    Inventories                                                                                      (22,000)               184,500
    Prepaid expenses and other current assets                                                         11,021                    123
    Other assets                                                                                           0                      0
    Accounts payable                                                                                  70,506                (51,213)
    Accrued liabilities                                                                               88,257                (25,797)
    Customer deposits                                                                                 32,772                (53,215)
    Accrued Judgment                                                                                       0                  7,000
                                                                                                   ---------              ---------
      Net cash provided by (used in) operating activities                                            (91,580)               194,949

Cash flows from investing activities:
  Increase in notes receivable from shareholders                                                         855                 (8,293)
  Purchase of property and equipment                                                                  (9,743)                (2,653)
                                                                                                   ---------              ---------
    Net cash provided by (used in) investing activities                                               (8,888)               (10,946)

Cash flows from financing activities:
  Net (Payments) Drawings from revolving promissory note                                             173,972               (111,741)
  (Payments) on Long Term Debt, Capital Leases                                                       (27,083)               (27,084)
                                                                                                   ---------              ---------
    Cash flows provided by (used in) financing  activities                                           146,889               (138,825)

Net increase (decrease) in cash                                                                       46,421                 45,178
Cash at beginning of period                                                                           75,544                 49,760
Cash at end of period                                                                                121,965                 94,938

Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
   Interest                                                                                           21,150                 14,990
   Income taxes                                                                                            0                      0


 See accompanying notes to consolidated financial statements.


                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    unaudited



For The Six Months Ended                                                                           04/30/02               04/30/01
Cash flow from operating activities:
  Net (loss) income                                                                                $  22,963              $ (11,677)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                                     27,083                 31,232
  Increase (decrease) from changes in:
    Accounts receivable                                                                             (206,363)               164,032
    Inventories                                                                                       (9,063)               196,500
    Prepaid expenses and other current assets                                                            444                  8,420
    Other assets                                                                                           0                      0
    Accounts payable                                                                                 (96,975)              (264,766)
    Accrued liabilities                                                                               40,976                (70,043)
    Customer deposits                                                                                277,497                (45,165)
    Accrued Judgment                                                                                       0                 13,000
                                                                                                   ---------              ---------
      Net cash provided by (used in) operating activities                                             56,562                 21,533

Cash flows from investing activities:
  Increase in notes receivable from shareholders                                                        (157)                (8,795)
  Purchase of property and equipment                                                                 (11,823)                (3,896)
                                                                                                   ---------              ---------
    Net cash provided by (used in) investing activities                                              (11,980)               (12,691)

Cash flows from financing activities:
  Net (Payments) Drawings from revolving promissory note                                             107,730                (35,783)
  (Payments) on Long Term Debt, Capital Leases                                                       (54,417)               (54,167)
                                                                                                   ---------              ---------
    Cash flows provided by (used in) financing  activities                                            53,313                (89,950)

Net increase (decrease) in cash                                                                       97,895                (81,108)
Cash at beginning of period                                                                           24,070                176,046
Cash at end of period                                                                                121,965                 94,938

Supplemental schedule of disclosure of cash flow information
Cash paid during period for:
   Interest                                                                                           39,016                 32,580
   Income taxes                                                                                            0                      0


 See accompanying notes to consolidated financial statements.

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

In July 2000 the Judgment was affirmed by the First Circuit Court of Appeal of the State of Louisiana. In December 2000 the Judgement was reaffirmed by the Supreme Court of the State of Louisiana. The Company has reduced net income by the full amount of the Judgment and interest of $602,000 through October 31, 2001. In February 2002, the Company reached a tentative agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. It is anticipated that the agreement will be finalized in the third quarter of fiscal 2002. When the settlement agreement is executed, the Company anticipates reversing the excess accrued liability of $321,500.

The Company's management and Board of Directors have substantial concern over recent operating performances. However, due to the additional cost reductions implemented in fiscal 2001 and 2002 and the settlement of the Judgment, the Company should remain viable as a going concern.

2.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2002, are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. The accompanying consolidated balance sheet as of October 31, 2001 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2001.

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

4.   Related Party Loan and Notes Receivable:

The Company was indebted in the amount of $514,450 to the General Counsel and his law firm at April 30, 2002. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at April 30, 2002.

On December 29, 1995, the Company transferred a life insurance policy, covering the life of its President, Ted C. Flood, to Flood in exchange for a note receivable. The amount of the note receivable from Flood is equal to the amount of the cash surrender value of the policy at the time of the transfer. Subsequent premiums were paid by the Company and Flood executed additional notes in payment of the amounts of the premiums. Interest accrues at the rate of 6% per annum. No principal or interest is due until proceeds from the policy are realized.

The Company is negotiating an exchange of notes receivable from Flood for the cash value of the life insurance policy and deferred compensation payments which are estimated at approximately $12,000 per year for 10 years. Flood has now claimed to be entitled to the policy as well as deferred compensation of $50,000 per year which claim is disputed by the Company. The final amount of any settlement cannot be determined at this time.

5.   Revolving Promissory Note:

In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow against certain equipment and 80% of eligible receivables, but not more than $500,000. The line of credit bears interest at prime rate plus one percent (1%) plus certain service charges. The line of credit had an outstanding balance of $319,255 at April 30, 2002, and the unused line of credit at this date was approximately $180,000.

6.   Term Notes and Capital Leases:

Long-term debt of $35,860 at April 30, 2002 and $90,277 at October 31, 2001 consists of a term note payable to bank at prime rate, due in equal monthly installments of $9,028, plus interest through August 2002, secured by property, equipment, inventory, and a secondary security in receivables. All amounts are classified as current.

7.   Income Taxes

As of April 30, 2002, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of April 30, 2002, the Company has approximately $3,300,000 of net operating loss carry- forwards for tax purposes, which expire in years 2007 through 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations: Three Month Comparison

In the second quarter ending April 30, 2002, the Company had net sales of $1,295,541, as compared to $1,509,627 in the second quarter of fiscal 2001, a decrease of 14.2%. The lower sales were the result of lower shipments at International Baler Corporation (IBC), Consolidated Baling Machine Company(CBM) and Florida Waste Systems, Inc. (FWS) The Company's lower sales are the result of the general economic conditions and lower prices for recycled products.

The Company had net income of $116,272 in the second quarter of fiscal 2002 as compared to net income of $24,875 in the second quarter of 2001. The higher income was due to higher gross profit margins, lower selling and administrative expenses. The lower selling and administrative expenses were the result of personnel eliminations, travel and advertising reductions. The Company made additional personnel eliminations at the end of the first quarter of fiscal 2002 which amount to over $200,000 in savings on an annual basis. Gross profit margins improved to 29.9% in the second quarter as compared to 27.8% in the prior year second quarter and 16.7% in the first quarter of 2002.



Results of operations: Six Month Comparison

In the first six months of fiscal 2002 the Company had net sales of $2,367,527 as compared to $3,317,195 in the first half of fiscal 2001, a decrease of 28.6%. The lower sales were the result of the general economic conditions.

The Company had net income of $22,963 in the first six months of 2002 as compared to a loss of $11,677 in the same period in the prior year. Due to the cost reductions mentioned previously gross profit margins were 23.9% versus 22.7% in the prior year and selling and administrative expenses were $179,970 lower.

The sold order backlog was approximately $1,610,000 at May 31, 2002 as compared to $670,000 at May 31, 2001. This increase was due to the general sales efforts at IBC and CBM.

Financial Condition:

Net working capital at April 30, 2002 was $264,709 as compared to $226,643 at October 31, 2001. The accrued cost of the Judgment of $602,000 is included as a current liability. In February 2002, the Company reached a tentative agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. It is anticipated that the agreement will be finalized shortly. When the settlement agreement is executed, the Company will reverse the excess accrued expense of $321,500 in fiscal 2002 and thereby will increase net working capital by that amount. The Company believes that it will have sufficient cash flow to be able to make the installment payments and fund other operating activities.

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

Dated: June 14, 2002               WASTE TECHNOLOGY CORPORATION


                                   BY: /s/ William E. Nielsen
                                       -----------------------------------------
                                           William E. Nielsen
                                   President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)



                                    BY: /s/ Morton S. Robson
                                       -----------------------------------------
                                            Morton S. Robson
                                                 Secretary