Form 10QSB
period 2002-07-31
WASTE TECHNOLOGY CORP
filed 2002-09-13
CIK 781902

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)
  X   Quarterly report pursuant to Section 13 or 15 (d) of the Securities
-----
Exchange Act of 1934



For the quarterly period ended     July 31, 2002    .
                              ----------------------

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

         At August 31, 2002, Registrant had outstanding 5,516,349 shares of its Common Stock.

         Transitional small business disclosure format check one:

               Yes                      No    X
                   ---------               ---------

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----

PART I.           FINANCIAL INFORMATION ........................................    3

         ITEM I.        FINANCIAL STATEMENTS

        o      Consolidated Condensed Balance Sheets as of
               July 31, 2002,and October 31, 2001 ..............................    3

        o      Consolidated Condensed Statements of Operations
               for the three months and nine months ended July 31,
               2002, and July 31, 2001 .........................................    5

        o      Consolidated Condensed Statements of
               Changes in Stockholders' Equity for the period
               from October 31, 2000, to July 31, 2002 .........................    7

        o      Consolidated Condensed Statements of Cash Flows
               for the three months and nine months ended
               July 31, 2002, and July 31, 2001 ................................    8

        o      Notes to Consolidated Condensed Financial
               Statements ......................................................   10


         ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........   13


PART II.                OTHER INFORMATION ......................................   15

        o               Signatures .............................................   16

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                          07/31/02     10/31/01


ASSETS
Current Assets:
  Cash and cash equivalents                              $  311,598   $   24,070
  Accounts receivable, net of allowance
    for doubtful accounts of $40,000 in 2002 and 2001       800,259      477,883
  Inventories                                             1,549,148    1,724,535
  Prepaid expense and other current assets                   16,580        1,043
                                                         ----------   ----------

    Total current assets                                  2,677,585    2,227,531



Property, plant and equipment, at cost                    1,860,929    1,849,106
  Less: accumulated depreciation                          1,324,229    1,284,690
                                                         ----------   ----------

    Net property, plant and equipment                       536,700      564,416


Other assets:
  Other assets                                                3,246        4,332
  Due from Director                                         398,089      393,465
                                                         ----------   ----------

    Total other assets                                      401,335      397,797
                                                         ----------   ----------

    TOTAL ASSETS                                         $3,615,620   $3,189,744
                                                         ==========   ==========


See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED


                                                       07/31/02       10/31/01


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                          $   355,178    $   211,525
  Current maturities of long-term debt                     8,777         90,277
  Accounts payable                                       429,950        527,953
  Accrued liabilities                                    426,459        387,273
  Customer deposits                                      343,808        181,860
  Accrued judgment                                       602,000        602,000
                                                     -----------    -----------

    Total current liabilities                          2,166,172      2,000,888

Stockholders' equity:
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 2002 and 2001                        61,799         61,799
Preferred stock, par value $.0001,
    10,000,000 shares authorized, none issued                  0              0
Additional paid-in capital                             6,347,187      6,347,187
  Accumulated deficit                                 (4,168,337)    (4,418,004)
                                                     -----------    -----------

                                                       2,240,649      1,990,982

Less:  Treasury stock, 663,526 shares at cost            419,306        419,306
Less:  Note receivable from shareholders                 371,895        382,820
                                                     -----------    -----------

    Total stockholders' equity                         1,449,448      1,188,856
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 3,615,620    $ 3,189,744
                                                     ===========    ===========




See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED



Three months ended:                                  07/31/02         07/31/01


Net Sales                                          $ 1,563,114      $   911,460
Cost of Sales                                        1,063,674          796,891
                                                   -----------      -----------
Gross Profit                                           499,440          114,569
Operating Expenses:
   Selling                                             103,422          124,290
   General and Administrative                          159,741          147,115
                                                   -----------      -----------
     Total operating expenses                          263,163          271,405
Operating Income (Loss)                                236,277         (156,836)
Other Income (Expense):
   Interest and Dividends                               10,208           15,353
   Interest Expense                                    (20,561)         (12,662)
   Other Income                                            780            2,993
   Provision for Judgment                                    0           (6,000)
                                                   -----------      -----------
     Total Other Income (Expenses)                      (9,573)            (316)
                                                   -----------      -----------
Income (Loss) before income taxes                      226,704         (157,152)
Income Taxes
   Current                                                   0                0
   Deferred                                                  0                0
                                                   -----------      -----------
NET INCOME (LOSS)                                      226,704         (157,152)
                                                   -----------      -----------
Basic and diluted Income (Loss) per share                 0.04            (0.03)
Weighted average number of shares                    5,516,349        5,516,349



See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED



Nine months ended:                                   07/31/02         07/31/01


Net Sales                                          $ 3,930,641      $ 4,228,655
Cost of Sales                                        2,864,390        3,360,110
                                                   -----------      -----------
Gross Profit                                         1,066,251          868,545
Operating Expenses:
   Selling                                             323,704          427,932
   General and Administrative                          471,061          590,254
                                                   -----------      -----------
     Total operating expenses                          794,765        1,018,186
Operating Income (Loss)                                271,486         (149,641)
Other Income (Expense):
   Interest and Dividends                               35,195           47,997
   Interest Expense                                    (60,301)         (49,093)
   Other Income                                          3,287            3,908
   Provision for Judgment                                    0          (19,000)
                                                   -----------      -----------
     Total Other Income (Expenses)                     (21,819)         (16,188)
                                                   -----------      -----------
Income (Loss) before income taxes                      249,667         (165,829)
Income Taxes
   Current                                                   0            3,000
   Deferred                                                  0                0
                                                   -----------      -----------
NET INCOME (LOSS)                                      249,667         (168,829)
                                                   -----------      -----------
Basic and diluted Income (Loss) per share                 0.05            (0.03)
Weighted average number of shares                    5,516,349        5,516,349



See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                               As of July 31, 2002
                                    unaudited


                                         Common Stock
                                   Par Value $.01 Authorized
                                       25,000,000 Shares                          Treasury Stock
                                   =========================                      ====================

                                     NUMBER             ADDITIONAL                NUMBER              NOTE RECEIVABLE     TOTAL
                                   OF SHARES     PAR     PAID-IN     ACCUMULATED    OF                     FROM        STOCKHOLDERS'
                                     ISSUED     VALUE    CAPITAL       DEFICIT    SHARES     COST       SHAREHOLDER        EQUITY
                                   ==========  =======  ==========  ============  =======  =========  ===============  =============

       Balance at October 31, 2000  6,179,875  $61,799  $6,347,187  $(4,237,203)  663,526  $(419,306) $  (382,441)     $  1,370,036

Net Adjustment of Note Receivable
  from shareholder                     -0-        -0-       -0-          -0-        -0-        -0-           (379)             (379)

Net Income (Loss)                      -0-        -0-       -0-       (180,801)     -0-        -0-          -0-            (180,801)
                                   ==========  =======  ==========  ============  =======  =========  ===============  =============

       Balance at October 31, 2001  6,179,875  $61,799  $6,347,187  $(4,418,004)  663,526  $(419,306) $  (382,820)     $  1,188,856

Net Adjustment of Note Receivable
  from shareholder                     -0-        -0-       -0-          -0-        -0-        -0-         10,925            10,925

Net Income (Loss)                      -0-        -0-       -0-        249,667      -0-        -0-          -0-             249,667
                                   ==========  =======  ==========  ============  =======  =========  ===============  =============

       Balance at July 31, 2002     6,179,875  $61,799  $6,347,187  $(4,168,337)  663,526  $(419,306) $  (371,895)     $  1,449,448
                                   ==========  =======  ==========  ============  =======  =========  ===============  =============



See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   unaudited

For The Three Months Ended                                                                            07/31/02              07/31/01
Cash flow from operating activities:
     Net (loss) income                                                                               $ 226,704            $(157,152)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
             Depreciation and amortization                                                              13,542               15,030
     Changes in operating assets and liabilities:
             Accounts receivable                                                                      (116,013)              89,812
             Inventories                                                                               184,450              (44,000)
             Prepaid expenses and other current assets                                                 (15,981)                 715
             Accounts payable                                                                           (1,028)             (93,342)
             Accrued liabilities                                                                        (1,790)             (46,412)
             Customer deposits                                                                        (115,549)               6,230
             Accrued judgment                                                                                0                6,000
                                                                                                     ----------           ----------
                 Net cash provided by (used in) operating activities                                   174,335             (223,119)
Cash flows from investing activities:
     (Increase)decrease in notes receivable from shareholders                                            6,458               (4,512)
     Purchase of property and equipment                                                                      0                    0
                                                                                                     ----------           ----------
             Net cash provided by (used in) investing activities                                         6,458               (4,512)
Cash flows from financing activities:
     Net Drawings from revolving promissory note                                                        35,923              210,018
     (Payments) on Long Term Debt, Capital Leases                                                      (27,083)             (27,083)
                                                                                                     ----------           ----------
             Net cash flows provided by (used in) financing activities                                   8,840              182,935
Net increase (decrease) in cash and cash equivalents                                                   189,633              (44,696)
Cash and cash equivalents at beginning of period                                                       121,965               94,938
Cash and cash equivalents at end of period                                                           $ 311,598            $  50,242
                                                                                                     ==========           ==========
Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
         Interest                                                                                    $  20,198            $  10,737
         Income taxes                                                                                $       0            $       0

See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   unaudited

For The Nine Months Ended                                                                              07/31/02            07/31/01
Cash flow from operating activities:
   Net (loss) income                                                                                   $ 249,667          $(168,829)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
        Depreciation and amortization                                                                     40,625             46,262
   Changes in operating assets and liabilities:
        Accounts receivable                                                                             (322,376)           253,844
        Inventories                                                                                      175,387            152,500
        Prepaid expenses and other current assets                                                        (15,537)             9,135
        Accounts payable                                                                                 (98,003)          (358,108)
        Accrued liabilities                                                                               39,186           (116,455)
        Customer deposits                                                                                161,948            (38,935)
        Accrued judgment                                                                                       0             19,000
                                                                                                       ---------          ---------
          Net cash provided by (used in) operating activities                                            230,897           (201,586)
Cash flows from investing activities:
   (Increase) decrease in notes receivable from shareholders                                               6,301            (13,307)
   Purchase of property and equipment                                                                    (11,823)            (3,896)
                                                                                                       ---------          ---------
        Net cash provided by (used in) investing activities                                               (5,522)           (17,203)
Cash flows from financing activities:
   Net drawings from revolving promissory note                                                           143,653            174,235
   (Payments) on Long Term Debt, Capital Leases                                                          (81,500)           (81,250)
                                                                                                       ---------          ---------
        Net cash flows provided by (used in) financing activities                                         62,153             92,985
Net increase (decrease) in cash and cash equivalents                                                     287,528           (125,804)
Cash and cash equivalents at beginning of period                                                          24,070            176,046
Cash and cash equivalents at end of period                                                             $ 311,598          $  50,252
                                                                                                       =========          =========
Supplemental schedule of disclosure of cash flow information: Cash paid during period for:
     Interest                                                                                          $  59,215          $  43,317
     Income taxes                                                                                      $       0          $       0

See accompanying notes to consolidated financial statements.

Waste Technology Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(Unaudited)

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

In July 2000, the Judgment was affirmed by the First Circuit Court of Appeal of the State of Louisiana. In December 2000, the Judgement was reaffirmed by the Supreme Court of the State of Louisiana. The Company has reduced net income by the full amount of the Judgment and interest of $602,000 through October 31, 2001. In February 2002, the Company reached a tentative agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. The agreement was finalized in August of 2002 and the Company will reverse the excess accrued liability of $321,500 in the fourth quarter.

The Company's management and Board of Directors have substantial concern over recent operating performances. However, due to the additional cost reductions implemented in fiscal 2001 and 2002 and the settlement of the Judgment, the Company's management and Board of Directors believe that it can remain viable as a going concern.

2.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2002, are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. The accompanying consolidated condensed balance sheet as of October 31, 2001 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2001.

For further information, refer to the Company's Annual Report on form 10-KSB for the year ended October 31, 2001, and the Management Discussion included in this form 10-QSB.

Certain prior year amounts have been reclassified to conform with the current year's presentation.


3.   Summary of Significant Accounting Policies:

     (a)  Principles of Consolidation:

     The accompanying consolidated condensed financial statements include the accounts of Waste Technology Corporation and all of its wholly owned subsidiaries. Intercompany balances and material intercompany transactions have been eliminated in consolidation.

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

4.   Related Party Loan and Notes Receivable:

The Company was indebted in the amount of $530,524 to the General Counsel and his law firm at July 31, 2002. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at July 31, 2002.

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

The Company is negotiating an exchange of notes receivable from Ted C. Flood for the cash value of the life insurance policy and deferred compensation payments which are estimated at approximately $12,000 per year for 10 years. Flood has now claimed to be entitled to the policy as well as deferred compensation of $50,000 per year which claim is disputed by the Company. The final amount of any settlement cannot be determined at this time.

5.   Revolving Promissory Note:

In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow against certain equipment and 80% of eligible receivables, but not more than $500,000. The line of credit bears interest at prime rate plus one percent (1%) plus certain service charges. The line of credit had an outstanding balance of $355,178 at July 31, 2002, and the unused line of credit at this date was approximately $145,000.

6.   Term Notes and Capital Leases:

Long-term debt of $8,777 at July 31, 2002 and $90,277 at October 31, 2001 consists of a term note payable to bank at prime rate, due in equal monthly installments of $9,028, plus interest through August 2002, secured by property, equipment, inventory, and a secondary security in receivables. All amounts are classified as current.

7.   Income Taxes

As of July 31, 2002, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of July 31, 2002, the Company has approximately $3,300,000 of net operating loss carry- forwards for tax purposes, which expire in years 2007 through 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Three Month Comparison

In the third quarter ending July 31, 2002, the Company had net sales of $1,563,114, as compared to $911,460 in the third quarter of fiscal 2001, an increase of 71.5%. The higher sales were the result of higher shipments at International Baler Corporation (IBC)and Consolidated Baling Machine Company(CBM)and included four synthetic rubber balers.

The Company had net income of $226,704 in the third quarter of fiscal 2002 as compared to net loss of $157,152 in the third quarter of fiscal 2001. The higher income was due to the higher shipments, primarily the synthetic rubber balers and the cost reductions implemented at the end of the first quarter of 2002. Gross profit margins improved from 12.5% in 2001 to 32.0% in fiscal 2002 due to the higher sales and improved absorption of manufacturing overhead.

Results of operations: Nine Month Comparison

In the first nine months of fiscal 2002, the Company had net sales of $3,930,641 as compared to $4,228,655 in the first nine months of fiscal 2001, a decrease of 7.0%. The lower sales were the result of the general economic conditions during the first six months of the fiscal year.

The Company had net income of $249,667 in the first nine months of 2002 as compared to a loss of $168,829 in the same period in the prior year. Due to the cost reductions mentioned previously gross profit margins were 23.1% versus 20.5% in the prior year and selling and administrative expenses were $223,421 lower.

The sold order backlog was approximately $980,000 at August 31, 2002 as compared to $1,568,000 at August 31, 2001.

Financial Condition:

Net working capital at July 31, 2002 was $511,413 as compared to $226,643 at October 31, 2001. The accrued cost of the Judgment of $602,000 is included as a current liability. In February 2002, the Company reached a tentative agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. The agreement was finalized in August of 2002 and the Company will reverse the excess accrued expense of $321,500 in the fourth quarter of fiscal 2002 and thereby will increase net working capital by that amount. The Company believes that it will have sufficient cash flow to be able to make the installment payments and fund other operating activities.

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

The Company's auditors, KPMG LLP, have stated in its "Report of Independent Accountants" for October 31, 2001, to the Company's shareholders that there is "substantial doubt" about the Company's ability to continue as a going concern. The Company's Management and Board of Directors have considerable concern over the Company's ability to return to profitability. Management, however, believes that it will be able to improve the Company's financial condition based on its cost-cutting measures, its recent operating performances and the settlement of the Judgment with Transamerica and therefore, the Company believes it will continue as a viable going concern. In the fourth quarter of fiscal 2002, David
B. Wilhelmy joined the Company and Vice President of Sales and Marketing.

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

Dated: September 13, 2002                           WASTE TECHNOLOGY CORPORATION


                                   BY: /s/William E. Nielsen
                                      ------------------------------
                                          William E. Nielsen
                                   President, CEO and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



                                   BY: /s/Morton S. Robson
                                      ------------------------------
                                          Morton S. Robson
                                          Secretary



     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I hereby certify that:

     (A) I have reviewed the Quarterly Report on Form 10-Q:

     (B) To the best of my knowledge this quarterly report on Form 10Q (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m (a) or 78o(d); and, (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Waste Technology Corporation and Subsidiaries during the period covered by the Report.



                                      /s/ William E. Nielsen
                                      -----------------------------
                                          William E. Nielsen
                                     President, CEO and, Chief Financial Officer