Form 10KSB
period 2002-10-31
WASTE TECHNOLOGY CORP
filed 2003-02-13
CIK 781902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB
(Mark one)
     /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2002 or

     / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

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

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

     State issuer's revenues for its most recent fiscal year: $5,125,717

     State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on January 15, 2003 of $.25 ): $784,124

     State the number of shares outstanding of the registrant's .01 par value common stock as of the close of business on the latest practicable date (January 15 , 2003): 5,516,349

     Documents Incorporated By Reference: None.

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


          Florida Waste Systems, Inc.

     Florida Waste Systems, Inc. sells replacement parts to users of waste hauling equipment.


     General

     Since 1986 the Company's principal business has been the manufacture and sale of balers, which are machines used to compress and compact various waste materials. The Company manufactures approximately fifty (50) different types of balers for use with corrugated, paper, municipal waste, textiles, scrap metal, and other products. It is one of the leading makers of balers designed to compact rubber, plastic, cotton mote and textile waste products.

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


     General Purpose Balers

     These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 1,500 pounds and range in price from approximately $5,000 to $250,000. General purpose baler sales constituted approximately 55% of revenues on a consolidated basis for each of the fiscal years ended October 31, 2001, and 2002.


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

     Specialty balers range in price from approximately $3,000 to $275,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 30% of revenues on a consolidated basis for each of the fiscal years ended October 31, 2001 and 2002.

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

     While IBC maintains an inventory of raw materials, most of it is earmarked for specific orders and inventory turnover is relatively rapid. Approximately 60% of its inventory turns over in 45 to 90 days and the balance, consisting of customized equipment, turns over in 3 to 6 months. Neither IBC's, or CBM's business is seasonal.


     Sales and Marketing

     IBC and CBM sell their products throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of synthetic rubber and polymers, plastic recycling facilities, power generating facilities, textile mills, paper mills, cotton gins, supermarkets and other retail outlets, paper recycling facilities, and municipalities.

     Most of the sales of IBC and CBM are made by its sales force of four (4) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately twenty-five (25%) percent of sales are made through manufacturer's representatives and dealers. The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants, and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 2002, foreign sales amounted to $1,020,000 or approximately 20% of consolidated sales. In fiscal 2001, foreign sales amounted to $360,000, also approximately 7% of company sales.

     During fiscal 2002 IBC and CBM had baler sales to more than 200 customers, none of which accounted for more than ten percent (10%) of their combined revenues for the year. The Company anticipates that no one customer will account for more than 10% of revenues in fiscal year ending October 31, 2003.

     The Company builds only a small quantity of balers for its inventory and generally builds based on booked orders. The Company's backlog of firm booked orders at December 31, 2002, was $1,841,000 as compared with $1,680,000 at December 31, 2001. The Company generally delivers its orders within four (4) months of the date booked.

     IBC, on a contract basis, supplies FWS with parts and service which are provided by trained employees of IBC.


     Warranties and Service

     IBC and CBM typically warrant their products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offer a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of fiscal 2002 consolidated revenues.

     Competition

     The potential market for the Company's balers is nationwide and overseas, but the majority of general purpose baler sales are in the eastern United States, primarily because of freight and service costs. The Company competes in these markets with approximately ten (10) companies, none of which are believed to be dominant, but some of which may have significantly greater sales and financial resources. It should be noted that the Company also faces competition from IPS Balers which purchased the assets of its IPS subsidiary and is geographically located in the same area as the Company and may be selling many of the same products as the Company. The Company is able to compete with these companies due to its reputation in the market place, its ability to service the balers it manufactures and sells, as well as its ability to custom design balers to a customer's particular needs. The Company experiences intense competition with respect to its lower priced or general purpose balers, based upon price, including freight, and based on performance. The Company experiences less competition with respect to its specialized baler equipment such as synthetic rubber, scrap metal, and textile balers.

     Regulation

     Machinery such as the Company's balers is subject to both federal and state regulation relating to safe design and operation. The Company complies with design requirements and its balers include interlocks to prevent operation while the loading door is open, and also include required printed safety warnings.


     Employees

     As of December 31, 2002, the Company employed 50 persons as follows: 5 in management and supervision; 7 in sales and service; 32 in manufacturing; and 6 in administration.



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

     In July 2000 the Judgment was affirmed by the First Circuit Court of Appeal of the State of Louisiana. In December 2000 the Judgement was reaffirmed by the Supreme Court of the State of Louisiana. The Company has reduced net income by the full amount of the Judgment and interest of $602,000 through October 31, 2001. In February 2002, the Company has reached an agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. The agreement was finalized in August of 2002 and the company reversed the excess accrued expense of $321,500 in the fourth quarter of 2002.


     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II


     ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's stock is presently traded on the OTC Bulletin Board of the NASD under the symbol WTEK. As of December 31, 2002, the number of shareholders of record of the Company's Common Stock was approximately 500, and management believes that there are approximately 1,000 beneficial owners of Waste Tech's common stock.

     The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2002 and 2001, are set forth below.


         Fiscal Year Ended
          October 31, 2002                           High            Low

         First Quarter                               0.21            0.14
         Second Quarter                              0.23            0.14
         Third Quarter                               0.18            0.14
         Fourth Quarter                              0.20            0.13


         Fiscal Year Ended
          October 31, 2001                           High            Low

         First Quarter                               0.30            0.22
         Second Quarter                              0.31            0.18
         Third Quarter                               0.20            0.16
         Fourth Quarter                              0.20            0.14


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

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     For the fiscal year ending October 31, 2002, consolidated sales were $5,125,717 compared to $5,421,912 in fiscal 2001, a 5.5% decrease. The decrease in sales was the result of lower sales by the Florida Waste Systems (FWS) subsidiary, a decrease of $459,217, as the company discontinued the sale waste hauling equipment. The Company had higher shipments by both the International

Baler  Corporation   (IBC)  and  Consolidated   Baling  Machine  Company  (CBMC)
subsidiaries.

     The Company had net income of $195,082 which included an extraordinary expense of $463,000 related to the exchange of notes receivable from the former president of the Company, Ted C. Flood, and deferred compensation payments. This expense was partially offset by a gain of $321,500 related to the reversal of the excess accrued expenses due to the settlement of the Judgement. See, Item 3, legal proceedings. Net income of the Company excluding the extraordinary item was $336,582 in fiscal 2002, as compared to a net loss of $180,801 in fiscal 2001. The higher net income was the result of higher sales at IBC and CBM and cost reductions implemented at the end of the first quarter of 2002.

     Gross profit margins improved to 27.5% in fiscal 2002 from 20.5% in 2001 due to cost reductions and higher sales at IBC and CBM. Selling and administrative expenses in fiscal 2002 were reduced by $186,198 from fiscal 2001 and $555,171 from fiscal 2000. These reductions were the result of personnel eliminations and lower selling and advertising expenditures.

     Financial Condition

     The Company's net working capital at October 31, 2002, was $845,180 as compared to $226,643 at October 31, 2001. In February 2002, the Company reached a tentative agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. The agreement was finalized in August of 2002 and the company reversed the excess accrued expense of $321,500 in the fourth quarter of fiscal 2002. The company believes that it will have sufficient cash flow to be able to make the installment payments to Transamerica and fund other operating activities.

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

     The $640,000 term note with SouthTrust Bank of August 26, 1996, had a balance of $90,277 at October 31, 2001, and was paid in full on August 2002.

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

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                            October 31, 2002 and 2001

                   (With Independent Auditors' Report Thereon)

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES



                                Table of Contents


                                                                                                                            Page


Independent Auditors' Report                                                                                                 F-1

Consolidated Balance Sheets as of October 31, 2002 and 2001                                                                  F-2

Consolidated Statements of Operations for the years ended October 31, 2002 and 2001                                          F-3

Consolidated Statements of Stockholders' Equity for the years ended October 31, 2002 and 2001                                F-4

Consolidated Statements of Cash Flows for the years ended October 31, 2002 and 2001                                          F-5

Notes to Consolidated Financial Statements                                                                                F-6 - F-11

                          Independent Auditors' Report



The Board of Directors
Waste Technology Corp.:


We have audited the accompanying consolidated balance sheets of Waste Technology Corp. and Subsidiaries as of October 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Technology Corp. and Subsidiaries as of October 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



December 13, 2002

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            October 31, 2002 and 2001


                                   Assets                                                           2002                    2001
                                                                                                 -----------            ------------
Current assets:
    Cash and cash equivalents                                                                    $   160,630                 24,070
    Accounts receivable, net of allowance for
       doubtful accounts of $40,000 for 2002 and 2001                                                549,784                477,883
    Inventories (note 4)                                                                           1,537,648              1,724,535
    Prepaid expenses and other current assets                                                         14,604                  1,043
                                                                                                 -----------            -----------
          Total current assets                                                                     2,262,666              2,227,531
                                                                                                 -----------            -----------
Property, plant and equipment, at cost, net (note 5)                                                 533,282                564,416
Other assets:
    Due from officer (note 3)                                                                        411,809                393,465
    Other assets                                                                                       3,246                  4,332
                                                                                                 -----------            -----------
          Total other assets                                                                         415,055                397,797
                                                                                                 -----------            -----------
          Total assets                                                                           $ 3,211,003              3,189,744
                                                                                                 ===========            ===========
                    Liabilities and Stockholders' Equity
Current liabilities:
    Revolving promissory note (note 6)                                                           $    48,159                211,525
    Current portion of long-term debt (note 7)                                                            --                 90,277
    Accounts payable                                                                                 288,167                527,953
    Accrued liabilities                                                                              433,534                387,273
    Current portion of deferred compensation (note 3)                                                 69,000                     --
    Accrued legal judgment (note 8)                                                                  171,000                602,000
    Customer deposits                                                                                407,626                181,860
                                                                                                 -----------            -----------
          Total current liabilities                                                                1,417,486              2,000,888
                                                                                                 -----------            -----------
Deferred compensation, net of current portion (note 3)                                               394,000                     --
Stockholders' equity (notes 3 and 10):
    Common stock, $0.01 par value. Authorized 25,000,000 shares;
       issued 6,179,875 shares in 2002 and 2001                                                       61,799                 61,799
    Preferred stock, $0.0001 par value. Authorized
       10,000,000 shares; issued none                                                                     --                     --
    Additional paid-in capital                                                                     6,347,187              6,347,187
    Accumulated deficit                                                                           (4,222,922)            (4,418,004)
                                                                                                 -----------            -----------
                                                                                                   2,186,064              1,990,982
    Less - treasury stock, 663,526 shares in 2002 and
       2001, at cost                                                                                 419,306                419,306
    Less - notes receivable from stockholders, net (note 3)                                          367,241                382,820
                                                                                                 -----------            -----------
          Total stockholders' equity                                                               1,399,517              1,188,856
Commitments and contingencies (note 8)
                                                                                                 -----------            -----------
          Total liabilities and stockholders' equity                                             $ 3,211,003              3,189,744
                                                                                                 ===========            ===========

See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      Years ended October 31, 2002 and 2001


                                                                                                  2002                      2001
                                                                                              -----------               ------------
Net sales (note 12)                                                                           $ 5,125,717                 5,421,912
Cost of sales                                                                                   3,714,301                 4,333,248
                                                                                              -----------               -----------
                 Gross profit                                                                   1,411,416                 1,088,664
                                                                                              -----------               -----------
Operating expenses:
     Selling                                                                                      441,110                   537,822
     General and administrative                                                                   616,127                   705,613
     Deferred compensation settlement (note 3)                                                    463,000                        --
                                                                                              -----------               -----------
                                                                                                1,520,237                 1,243,435
                                                                                              -----------               -----------
                 Loss from operations                                                            (108,821)                 (154,771)
                                                                                              -----------               -----------
Other income (expense):
     Interest income (note 3)                                                                      59,339                    62,702
     Interest expense                                                                             (80,861)                  (69,196)
     Credit (provision) for legal judgment (note 8)                                               321,500                   (26,000)
     Other                                                                                          3,925                     6,464
                                                                                              -----------               -----------
                                                                                                  303,903                   (26,030)
                                                                                              -----------               -----------
                 Income (loss) before income taxes                                                195,082                  (180,801)
Income tax provision (note 9):
     Current                                                                                           --                        --
     Deferred                                                                                          --                        --
                                                                                              -----------               -----------
                 Net income (loss)                                                            $   195,082                  (180,801)
                                                                                              ===========               ===========
Basic and diluted earnings (loss) per share                                                   $      0.04                     (0.03)
                                                                                              ===========               ===========
Weighted average number of shares                                                               5,516,349                 5,516,349
                                                                                              ===========               ===========

See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                      Years ended October 31, 2002 and 2001



                                      Common stock par
                                   value $0.01 Authorized
                                      25,000,000 shares                                 Treasury stock
                                  -----------------------                            --------------------     Notes
                                   Number                   Additional                Number                receivable
                                  of shares        Par       paid-in    Accumulated     of                    from
                                   issued         issued     capital      deficit     shares      Cost      stockholder     Total
                                  ---------      --------  -----------  -----------  ---------  ---------  -------------  ----------
Balance, October 31, 2000         6,179,875      $ 61,799   6,347,187    (4,237,203)  663,526   $(419,306)   (382,441)    1,370,036
Net increase of note receivable
    from stockholders (note 3)           --            --          --            --        --          --        (379)         (379)
Net loss                                 --            --          --      (180,801)       --          --          --      (180,801)
                                  ---------      --------  -----------  -----------  ---------  ---------  ------------   ----------
Balance, October 31, 2001         6,179,875        61,799   6,347,187    (4,418,004)  663,526    (419,306)   (382,820)    1,188,856
Net increase of note receivable
    from stockholders (note 3)           --            --          --            --        --          --      15,579        15,579
Net income                               --            --          --       195,082        --          --          --       195,082
                                  ---------      --------  -----------  -----------  ---------  ---------  ------------   ----------

Balance, October 31, 2002         6,179,875      $ 61,799   6,347,187    (4,222,922)  663,526   $(419,306)   (367,241)    1,399,517
                                  =========      ========  ===========  ===========  =========  =========  ============   ==========


See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Years ended October 31, 2002 and 2001


                                                                                                        2002                 2001
                                                                                                     ---------            ----------
Cash flows from operating activities:
     Net income (loss)                                                                               $ 195,082             (180,801)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                                                42,956               54,054
           Changes in assets and liabilities:
              Accounts receivable                                                                      (71,901)             309,341
              Inventories                                                                              186,887             (144,811)
              Prepaid expenses and other current assets                                                (13,561)               8,550
              Other assets                                                                               1,086                7,087
              Accounts payable                                                                        (239,786)             (51,076)
              Accrued liabilities                                                                       78,261             (176,918)
              Customer deposits                                                                        225,766              (18,723)
                                                                                                     ---------            ---------
                 Net cash provided by (used in) operating activities                                   404,790             (193,297)
                                                                                                     ---------            ---------
Cash flows from investing activities:
     Net investment in notes receivable from stockholders                                               (2,765)             (18,722)
     Purchases of property and equipment                                                               (11,822)              (7,366)
                                                                                                     ---------            ---------
                 Net cash used in investing activities                                                 (14,587)             (26,088)
                                                                                                     ---------            ---------
Cash flows from financing activities:
     Net (payments) drawings from revolving promissory note                                           (163,366)             175,742
     Payments on long-term debt                                                                        (90,277)            (108,333)
                                                                                                     ---------            ---------
                 Net cash (used in) provided by financing activities                                  (253,643)              67,409
                                                                                                     ---------            ---------
                 Net increase (decrease) in cash and cash equivalents                                  136,560             (151,976)
Cash and cash equivalents at beginning of year                                                          24,070              176,046
                                                                                                     ---------            ---------
Cash and cash equivalents at end of year                                                             $ 160,630               24,070
                                                                                                     =========            =========
Supplemental cash flow information:
     Cash paid for interest                                                                          $  54,675               41,269
                                                                                                     =========            =========

See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2002 and 2001



(1)    Nature of Business

       Waste Technology Corp. (the Company) and its wholly owned subsidiaries manufacture baling machines which utilize mechanical, hydraulic, and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills, and paper recycling facilities throughout the United States, the Far East, and South America.

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

       (c)    Cash and cash equivalents

              For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, bank demand accounts and money market accounts having original maturities of less than three months.

       (d)    Inventories

              Inventories are stated at the lower of cost or market. Cost is determined by a method that approximates the first-in, first-out method.

       (e)    Depreciation

              The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the double-declining balance and straight-line methods over the estimated lives of 5-7 years for machinery and equipment and 31 years for buildings.

              Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.



                                                                     (Continued)

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2002 and 2001

       (f)    Income Taxes

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (g)    Revenue Recognition

              The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss.

       (h)    Earnings (Loss) Per Share

              Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during each year.
              Diluted earnings (loss) per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be antidilutive.

       (i)    Stock-Based Compensation

              The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

       (j)    Business Reporting Segments

              Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of manufacturing baling machines, the Company has no other reportable segments.

(3)    Related Party Loan and Notes Receivable

       On April 12, 1990, four individuals, including the former chairman of the board and executive vice president, general counsel, secretary and director of the Company, entered into an agreement with a group of dissident shareholders to purchase an aggregate of 294,182 shares of the Company's common stock at a purchase price of $4 per share. The former chairman and the general counsel each purchased 134,591 shares of common stock and the other two individuals purchased an aggregate of 25,000 shares.

       On July 15, 1991, the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The financing of the transactions was paid with funds borrowed from the Company with the unanimous approval of the Company's board of directors. The four individuals executed promissory notes in favor of the Company, originally payable in three annual installments due July 15, 1992-1994 plus accrued interest from July 15, 1991 at the rate of 9% per annum. The former chairman's promissory note was satisfied in

                                                                     (Continued)

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2002 and 2001

       1993. The Company extended the initial installment date for the general counsel to begin on July 15, 1997. No payments were made during the years ended October 31, 2002 and 2001. The debt is collateralized by a lien on the 134,591 shares of the Company's common stock and a personal guarantee and the guarantee of general counsel's law firm to the extent of his loan. On June 13, 1995, the general counsel and his law firm exercised their option to purchase 250,000 shares of Waste Technology Corp. common stock at $1.00 per share, whereby, the Company reduced the legal fees payable to the law firm in lieu of cash. These shares are also being held as collateral for the note receivable from the general counsel.

       During 1997, the general counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the general counsel at such time as the board of directors shall determine. Accordingly, notes receivable from the general counsel, net of accrued legal fees of $367,241 and $382,820, are presented as a reduction of stockholders' equity at October 31, 2002 and 2001, respectively.

       On December 29, 1995, the Company transferred a life insurance policy, covering the life of its former president, in exchange for a note receivable. The amount of the note receivable from the president is equal to the amount of the cash surrender value of the policy at the time of the transfer. Interest accrues at the rate of 6% per annum. No principal or interest is due until proceeds from the policy are realized. The note receivable from the president was $411,809 and $393,465 at October 31, 2002 and 2001, respectively.

       The Company has reached a tentative agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $463,000, payable over a ten year period. In addition, the former president will exchange a life insurance policy to settle the note due from officer.

       The consolidated statement of operations includes interest income on officer and director notes receivable of $56,806 for fiscal 2002 and 2001. Legal expenses to the general counsel and his law firm were $19,997 and $36,211 for fiscal 2002 and 2001, respectively.

(4)    Inventories

       Inventories consisted of the following:

                                         2002           2001
                                     -----------    -----------

      Finished products              $   124,627       239,077
      Work in process                    555,473       448,410
      Raw materials                      857,548     1,037,048
                                      ----------    -----------
                                     $ 1,537,648     1,724,535
                                      ==========    ===========


                                                                     (Continued)

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2002 and 2001


(5)    Property, Plant, and Equipment

       The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

                                                               2002              2001
                                                           ------------     ------------

       Land                                                $     77,304           77,304
       Buildings and improvements                               905,539          905,539
       Machinery and equipment                                  774,061          762,239
       Vehicles                                                 104,024          104,024
                                                           ------------     ------------
                                                              1,860,928        1,849,106
       Less accumulated depreciation and amortization         1,327,646        1,284,690
                                                           ------------     ------------
                                                           $    533,282          564,416
                                                           ============     ============


       Depreciation and amortization expense was $42,956 and $54,054 in fiscal 2002 and 2001, respectively.

(6)    Revolving Promissory Note

       In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow up to the lesser of 80% of eligible receivables or $500,000. The line of credit bears interest at prime plus 1% (5.75% at October 31, 2002) plus certain service charges and expires in August 2003. The line of credit had an outstanding balance of $48,159 and $211,525 at October 31, 2002 and 2001, respectively. The unused line of credit at October 31, 2002 was approximately $133,000.

(7)    Long-Term Debt

       During the year end October 31, 2002, the Company paid off the remaining balance of its long-term debt. The long-term debt had an outstanding balance of $90,277 at October 31, 2001.

(8)    Commitments and Contingencies

       The Company is subject to legal proceedings and claims which arise in the ordinary course of business, some of which are substantial. While any litigation contains an element of uncertainty, management, based upon the opinion of the Company's general counsel and other attorneys acting on behalf of the Company, presently believes, except for the legal judgment discussed below, that the outcome or cost of defending such proceedings or claims individually and in the aggregate, which are pending or threatened, will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

       The Company and its insurance carrier were defendants in a suit against its former subsidiary, RAM Coating Technology Corporation (RAM), claiming breach of contract. In September 1998, a judgment against the Company and RAM's former insurance carrier, was given in the amount of approximately $250,000 in damages, $110,000 in attorney's fees, all costs of proceedings, plus interest. In July 2000, the judgment was reaffirmed by the First Circuit Court of Appeals and in December 2000 by the Supreme Court of the State of Louisiana. The legal judgment was paid by the Company's insurance carrier during 2001.

                                                                     (Continued)

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2002 and 2001

       In August 2002, the Company reached an agreement with the insurance carrier to settle the amount due on the judgment for the sum of $280,000 payable in installments. The first installment payment was made in August 2002, and as of October 31, 2002, the Company was current in making such installment payments and the balance due under the terms of the settlement agreement with the carrier was $171,000. The Company reversed the excess accrued liability of $321,500 in 2002.

(9)    Income Taxes

       The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company's effective rate are as follows:

                                                                         2002          2001
                                                                     ------------   -----------

       Federal income tax expense (benefit) at statutory rate        $  66,000       (61,000)
       State income tax expense (benefit), net federal income tax
           effect                                                        7,000        (7,000)
       Other                                                                --        (9,000)
       Change in valuation allowance, net of correction to prior
           years' deferred taxes                                       (73,000)       77,000
                                                                     ------------   -----------
       Provision (benefit) for income taxes                          $      --            --
                                                                     ============   ===========

       The Company files consolidated federal and state income tax returns with its subsidiaries. The net change in the total valuation allowance for the years ended October 31, 2002 and 2001 a decrease of $73,000 and an increase of $77,000, respectively. Realization of net deferred tax assets is dependent on generating sufficient taxable income in the future. Based on current and anticipated future economic conditions, management cannot ascertain when it will become more likely than not that any portion of the net deferred tax asset will be realized.

       The significant components of the net deferred tax assets at October 31, 2002 and 2001 are as follows:

                                                         2002         2001
                                                      ----------   ----------

       Reserves and allowances                       $   136,000      312,000
       Property, plant, and equipment                     95,000       85,000
       General business credit carryforwards              15,000       15,000
       Net operating loss carryforwards                1,348,000    1,255,000
       Other                                              68,000       68,000
                                                      ----------   ----------
                                                       1,662,000    1,735,000
       Less valuation allowance                        1,662,000    1,735,000
                                                      ----------   ----------
                                                     $        --           --
                                                      ==========   ==========

       Net federal operating loss carryforwards for income tax purposes are approximately $3,800,000 and expire in years 2007 through 2022. The Company has an alternative minimum tax credit carryforward of approximately $30,000.

                                                                     (Continued)

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2002 and 2001

(10)   Stock Options

       In March 1994 and February 1993, the board of directors issued 550,000 and 700,000 nonqualified stock options, respectively, to purchase 550,000 and 700,000 shares, respectively, of the Company's common stock at $0.50 per share. The options have antidilutive rights in the event of a split, reverse split or recapitalization and are exercisable in whole or in part through March 2003 and September 1, 2002, respectively. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. Options outstanding as of October 31, 2002 and 2001 are 500,000 and 290,000, respectively.

       A summary of the status of the Company's stock options is presented below:

                                                                 Weighted
                                                                  average
                                                   Shares      exercise price
                                               -------------   --------------

       Outstanding, October 31, 2000              290,000       $  0.5345
                                               =============
       Outstanding, October 31, 2001              290,000          0.5345
       Cancelled                                  (40,000)         0.7500
       Issued                                     250,000          0.3000
                                               -------------
       Outstanding, October 31, 2002              500,000          0.4000
                                               =============

       Shares exercisable                         500,000          0.4000
                                               =============

       The outstanding stock options at October 31, 2002, have an exercise price ranging from $0.30 to $0.50 per share and a remaining contractual term ranging from one to ten years. The weighted average fair value of options during fiscal 2002 is $.04. This amount was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 5%; useful life of 10 years; .30% volatility and no dividend yield.

       The Company has adopted the disclosure only provisions of SFAS No. 123. As such, had compensation expense for the Company's stock plan been determined based on fair value at the date of grant, the Company's net income would have been as follows:


                Net income                           $ 195,082
                Proforma compensation expense          (10,000)
                                                      --------
                Proforma net income                  $ 185,082
                                                      ========

(11)   Employees' Benefit Plan

       The Company instituted a profit sharing plan for its employees in 1989 by contributing 375,000 shares of its stock to the trust, having a fair market value of $165,000 on the transfer date. The Company made no contributions to the plan in 2002 or 2001.

(12)   Export Sales

       Export sales were approximately 20% and 7% for the years ended October 31, 2002 and 2001, respectively. The principal international markets served by the Company, include Canada, China, United Kingdom, India, Korea, Japan, and Thailand. No sales in one geographic region exceeded 10%.

                                                                     (Continued)

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


     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Identification of Directors and Officers

     The current executive officers and directors of the Company are as follows:

          NAME                            POSITION
          ----                            --------

     William E. Nielsen             President, Chief Executive
                                    Officer and Director

     Morton S. Robson               Executive Vice President,
                                    Secretary, and Director

     Ted C. Flood                   Director

     Robert Roth                    Director

     David B. Wilhelmy              Vice President Sales & Marketing

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

     Messrs. Robson and Roth are members of the Company's audit and compensation committees. The Company does not, at the present time, have a "financial expert", as that term is defined in the Sarbanes-Oxley Act of 2002, on the Board of Directors and the Audit Committee of the Company. The Company is attempting to locate an appropriate individual to serve on the Board of Directors and the Audit Committee as well to find other independent directors to serve on the Company's Board of Directors.


     During fiscal 2002 the Board of Directors met one time.

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

     Background of Executive Officers and Directors

     The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

     William E. Nielsen, age 55, joined the Company in June 1994 as its Chief Financial Officer and was elected a Director on November 20, 1997. He was elected acting President and Chief Executive Officer on May 8, 2001. Prior to joining the Company, Mr. Nielsen acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993 he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a BBA in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.

     Ted C. Flood, age 72, was elected as a Director of the Company in May, 1989. From February 27, 1993, until May 8, 2001, he served as President and Chief Executive Officer of the Company and President and Chief Executive Officer of IBC and CBM, the Company's wholly owned subsidiaries. From 1960 to 1972 he was President of Peabody Solid Waste Management Company (EZ Pack). From 1972 to 1975 Mr. Flood was a corporate Vice-president of marketing for Browning Ferris Industries. During the period from 1977 to 1988 he was the principal shareholder and President of Solid Waste Recovery Systems.

     Morton S. Robson, age 79, was elected a Director and the Secretary of the Company in 1989. On February 23, 1993, he was elected Executive Vice President of the Company. Mr. Robson is the senior partner of the law firm of Robson Ferber Frost Chan & Essner, LLP, which acts as general counsel to the Company. Mr. Robson obtained an LLB degree from St. John's University School of Law.

     Robert Roth, age 77, was elected as a Director of the Company on October 12, 1993. He is the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., and a Director of Keystone Insurance Company, both publicly held companies. For more than the past five (5) years, in addition to being the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., he has been the President and Chief Executive Officer of Browning Weldon Corporation, a privately held financial company.

     David B. Wilhelmy, age 48, joined the Company in September 2002 as Vice President of Sales and Marketing. Prior to joining the Company, Mr. Wilhelmy was

Vice President/Sales and Acquisitions for Consolidated Packaging Systems. CPS was a joint venture with Gryphon Investors to consolidate the packaging systems distribution industry, from January 2000 through August 2002. Mr. Wilhelmy was the Southeast Regional Vice President of Sales and Marketing for Packaging for Unisource Distribution Company (seven billion dollar company) from 1993 to 2000. Mr. Wilhelmy was responsible increasing sales of the packaging program from $8 million to $125 million in 5 years. Mr. Wilhelmy received a Bachelor Degree in Business Administration from Madison University.

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

     (4) Was found by a court of competent jurisdiction in a civil action by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any Federal or State Securities laws, and the judgment in such civil action of finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     In fiscal 2002, the Company was not delinquent in filing of any of its Form 3, 4, and 5 reports.


     ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2002, October 31, 2001, and October 31, 2000 /1/:


                           SUMMARY COMPENSATION TABLE

                        Annual Compensation                  Long Term Awards
-----------------------------------------------------------------------------------------
NAME AND           YEAR      SALARY      BONUS      OTHER         NUMBER       ALL OTHER
PRINCIPAL                      ($)        ($)       ANNUAL          OF       COMPENSATION
POSITION                                         COMPENSATION    OPTIONS
                                                     ($)
-----------------------------------------------------------------------------------------
William E.         2002      80,021       -0-        -0-         250,000          -0-
Nielsen            2001      80,730       -0-        -0-           -0-            -0-
President & CEO

                   2002        -0-        -0-        -0-           -0-            -0-
Ted C. Flood,      2001      169,912 /2/  -0-        -0-           -0-            -0-
CEO and President  2000      171,735 /3/  -0-        -0-           -0-            -0-
of Company
-----------------------------------------------------------------------------------------

No Director of the Company received remuneration for services as a Director during fiscal 2002.

--------
     /1/ The law firm of Robson Ferber Frost Chan & Essner, LLP and its predecessor, Robson & Miller, LLP, have provided legal services for the Company. Morton S. Robson, the Executive Vice President and Secretary and a Director of the Company, is the senior partner of Robson Ferber Frost Chan & Essner, LLP. During Fiscal 2002, Robson Ferber Frost Chan & Essner, LLP received $19,997 from Waste Tech for legal services rendered. As of the end of Fiscal 2002 accrued but unpaid legal fees and accrued interest due to Robson Ferber Frost Chan & Essner, LLP from Waste Tech amounted to $544,794.

     /2/ Ted C. Flood, Former President of the Company and President of the Company's subsidiaries, received $147,657 in compensation from IBC during the fiscal year ended October 31, 2001, and $22,254 from Consolidated during that period.

     /3/ Ted C. Flood, President of the Company and President of the Company's subsidiaries, received $147,477 in compensation from IBC during the fiscal year ended October 31, 2000, and $24,258 from CBM during that period.

     The following table sets forth certain information relating to stock option grants during fiscal 2002, to the Company's Chief Executive Officer and each of the Company's most highly compensated Executive Officer whose compensation exceeded $100,000 for fiscal 2001.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants
--------------------------------------------------------------------------------

                  Number of Securities      Percent of Total      Exercise or
Name            Underlying Options/SARs  Options/SARs Granted to   Base Price   Expiration
                        Granted            Employees in Fiscal       ($/Sh)        Date
                          (#)                    1997
-------------------------------------------------------------------------------------------
William E. Nielsen     250,000                    NA                  $.30        7-1-12

Ted C. Flood              -0-                     NA                   NA           NA
-------------------------------------------------------------------------------------------

--------


     No options were exercised during fiscal 2002 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2002.


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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2002 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2002 with these computations based on 5,516,349 shares of common stock being outstanding at that time.


                            FIVE PERCENT STOCKHOLDERS
                            -------------------------

                                      Amount of               Approximate
  Name and Address of                 Beneficial                Percent
   Beneficial Owner                   Ownership                of Class

Cosimo Tacopino                       698,540 /5/                12.7%
145 Connecticut Street
Staten Island, New York 10307

---------------------

     /5/ Consists of 10,000 shares held directly; 677,540 shares owned jointly with his wife, Erma Tacopino, and 11,000 shares held directly by Erma Tacopino.

                             DIRECTORS AND OFFICERS

                                          AMOUNT OF              APPROXIMATE
  NAME AND ADDRESS OF                     BENEFICIAL               PERCENT
   BENEFICIAL OWNER                       OWNERSHIP                OF CLASS


William E. Nielsen                        577,676 /6/                 10.0%
5400 Rio Grande Avenue
Jacksonville, Florida 32254

Ted C. Flood                              711,732 /7/                 12.9%
5400 Rio Grande Avenue
Jacksonville, Florida 32254

Morton S. Robson                          586,854 /8/                 10.6%
530 Fifth Avenue
New York, New York 10036

Robert Roth                                 3,300 /9/          Less than 1%
Georgetown Electric, Ltd.
Unit 17, 2501 W. Third Street
Wilmington, Delaware 19805

David B. Wilhelmy                         160,000                      2.9%
5400 Rio Grande Ave.
Jacksonville, FL 32254

--------

     /6/ Consists of 327,676 shares held directly and options to purchase 250,000 shares.

     /7/ Consists of 711,732 shares held directly.

     /8/ Consists of 78,454 shares held directly; 2,400 shares held as custodian for his minor son; 505,000 shares held by Robson & Miller, of which Mr. Robson is the senior partner; and 1,000 shares held by the Robson & Miller pension plan. Excludes 89,728 shares held by Kenneth N. Miller, a partner of Mr. Robson who is the beneficial and record owner of such shares.

     /9/ Excludes an aggregate of 315,338 shares held by family members.

     /10/ Employees' Profit Sharing Trust of which Messrs. Robson and Nielsen are Trustees.

     /11/ Includes shares owned by family members of Robert Roth as follows: his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (83,968), his daughter, Kathie Cecile Roth (10,000), and his son Charles B. Roth and his wife Marta Roth (107,188).

Waste Technology Corporation              274,953 /10/                 5.0%
Profit Sharing Trust

All Officers and Directors              2,629,853 /11/                45.6%
as a Group (4 persons)

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

The Company has reached a tentative agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $463,000, payable over a ten year period. In addition, the former president will exchange a life insurance policy to settle the due note from officer.

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

     Messrs. Erber and Robson and the two other persons borrowed the aggregate amount of $1,244,328 from the Company in 1990 and 1991 to purchase these shares. Most of the loan (91.5%) was made in equal amounts to the President and the Secretary. Those advances were secured by a lien on the 294,182 shares of Common Stock. In addition, Mr. Erber agreed to transfer to the Company as additional collateral, 156,000 shares of stock of the Company. Approximately one-half of this sum was advanced on April 12, 1990 and the balance during 1991. In April 1990, promissory notes evidencing the first half of the funds were executed by these persons bearing interest at the rate of 9% per annum and payable in three annual installments commencing on April 12, 1991. Thereafter, independent members of Waste Tech's Board of Directors unanimously extended the payment due date of each payment for one (1) year. New promissory notes to Waste Tech were thereafter executed for the full amount of the advance, payable in three annual installments commencing April 12, 1992. The notes were secured by a lien on all of these shares which were acquired. In June 1992, $200,000 of the principal amount of these loans was repaid to the Company through a sale of 100,000 of the acquired shares at $2.00 per share. Payment of the remainder of the principal due in 1993 and 1994, together with the accrued interest, was subsequently deferred for two years by the Company's Board of Directors, and deferred again until 2001.

     Thereafter, Mr. Erber, in connection with his termination as President of the Company, turned in all of his stock in to the Company and IBC in full satisfaction of his obligation of $698,527.

     As of the end of fiscal 2002 the Company owed Mr. Robson's law firm the sum of $544,794 for legal fees and accrued interest. The Company has acquired a security interest in the shares acquired by Robson & Miller by the exercise of the aforesaid option as collateral security for repayment of the outstanding loan of Mr. Robson. As of October 31,2002, Mr. Robson still owed the Company

$427,364 together with accrued interest. The largest aggregate outstanding loan balance of Mr. Robson's during the past two (2) fiscal years was $912,035.

     Related Party Transactions

          Legal Services

     The law firm in which Morton S. Robson, the Secretary and a Director of the Company, is a partner have provided services to the Company in fiscal 2002. During fiscal 2002, Mr. Robson's law firm received $19,997 from Waste Tech as payment for legal services rendered. As of the end of fiscal 2002, accrued but unpaid legal fees and accrued interest due to Mr. Robson's law firm from the Company amounted to $544,794.

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

         10.35.4 Note   Modification   Agreement  among  Interna-  tional  Baler
                 Corporation, Consolidated Baling Machine Company, Inc. and SouthTrust Bank of Northeast Florida dated November 30, 1994

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

         10.41.10 Assignment and Assumption of Accounts between International Press and Shear Corporation and IPS Balers Inc.

         10.41.11 Certification as to Payment of Taxes

         10.41.12 Bill of Sale from International Press and Shear Corporation to IPS Balers Inc.



The following exhibits are filed herewith:

                 21 List of Subsidiaries

Item 14. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer with the participation of other members of senior management reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing of this annual report on Form 10-KSB. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer believes that:

         The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and form of the Securities and Exchange Commission; and

         The Company's disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriare to allow timely decisions regarding required disclosure.

         Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the internal controls. As a result, no corrective actions were required or undertaken.

                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                             WASTE TECHNOLOGY CORP.
                                             (Registrant)

                                             By:/s/ William E. Nielsen
                                                ----------------------------
                                             William E. Nielsen, President


                                             Dated: February 12, 2003

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                          Title                            Date


/s/ William E. Nielsen      Chief Executive Officer,           February 12, 2003
----------------------      Principal Financial and
William E. Nielsen          Accounting Officer and Director



__________________          Director                           February 12, 2003

Ted C. Flood


/s/ Morton S. Robson        Director                           February 12, 2003
--------------------
Morton S. Robson


/s/ Robert Roth             Director                           February 12, 2003
------------------
Robert Roth

CERTIFICATION

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

     I have reviewed the Annual Report of Waste Technology Corp. on Form 10-KSB (the "Report"); and

     To the best of my knowledge, the Report (i) fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and (ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operation of Waste Technology Corp. and its subsidiaries during the period covered by this Report.

Dated: February 12,  2003


                                                        /s/ William E. Nielsen
                                                        ----------------------
                                                        William E. Nielsen
                                                        Chief Executive Officer,
                                                        Principal Financial and
                                                        Accounting Officer and
                                                        Director

I, William E. Nielsen, certify that:

1.      I have reviewed  this annual  report on Form 10-KSB of Waste  Technology
        Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for Registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function);

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

        (b)     any fraud,  whether or not material that involves the management
                or  other   employees  who  have  a  significant   role  in  the
                Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003
                                                         /s/ William E. Nielsen
                                                         -----------------------
                                                         William E. Nielsen
                                                         Chief Executive Officer
                                                         Chief Financial Officer