Form 10QSB
period 2003-01-31
WASTE TECHNOLOGY CORP
filed 2003-03-13
CIK 781902

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the quarterly period ended January 31, 2003.



   [_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________.




            Commission File Number 0-14443





                          WASTE TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



            Delaware                                        13-2842053
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)



 5400 Rio Grande Avenue, Jacksonville, Florida                   32254
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                  (Zip Code)



                                 (904) 355-5558
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]      No [_]

     At February 28, 2003, Registrant had outstanding 5,516,349 shares of its Common Stock.

            Transitional small business disclosure format check one:

                                     Yes [_]      No [X]

================================================================================

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION................................................3

         ITEM I. FINANCIAL STATEMENTS

                 Consolidated Condensed Balance Sheets as
                 of January 31, 2003,and October 31, 2002.....................3

                 Consolidated Condensed Statements of
                 Operations for the three months ended
                 January 31, 2003 and January 31, 2002........................5

                 Consolidated Condensed Statements of
                 Changes in Stockholders' Equity for the
                 period from October 31, 2001, to
                 January 31, 2003.............................................6

                 Consolidated Condensed Statements of Cash
                 Flows for the three months ended January
                 31, 2003, and January 31, 2002...............................7

                 Notes to Consolidated Condensed Financial
                 Statements...................................................8




         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............10




PART II. OTHER INFORMATION...................................................11


                 Signatures..................................................12

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED





                                                       1/31/2003     10/31/2002
                                                      ----------     ----------
ASSETS

Current Assets:
  Cash and cash equivalents                           $   93,124     $  160,630
  Accounts receivable, net of allowance for
    doubtful accounts of $40,000 in 2002 and 2001        402,778        549,784
  Inventories                                          1,764,647      1,537,648
  Prepaid expense and other current assets                22,589         14,604
                                                      ----------     ----------

        Total current assets                           2,283,138      2,262,666


Property, plant and equipment, at cost                 1,872,485      1,860,929
  Less:  accumulated depreciation                      1,336,745      1,327,647
                                                      ----------     ----------

        Net property, plant and equipment                535,740        533,282


Other assets:
  Other assets                                             3,246          3,246
  Due from Director                                      411,809        411,809
                                                      ----------     ----------

        Total other assets                               415,055        415,055
                                                      ----------     ----------

        TOTAL ASSETS                                  $3,233,933     $3,211,003
                                                      ==========     ==========












          See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED





                                                       1/31/2003     10/31/2002
                                                      ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                           $  243,877     $   48,159
  Accounts payable                                       399,988        288,167
  Accrued liabilities                                    365,542        433,534
  Current portion of deferred compensation                69,000         69,000
  Customer deposits                                      374,928        407,626
  Accrued judgment                                       142,500        171,000
                                                      ----------     ----------

        Total current liabilities                      1,595,835      1,417,486

Deferred compensation, net of current portion            394,000        394,000
                                                      ----------     ----------

        Total liabilities                              1,989,835      1,811,486

Stockholders' equity:
  Common stock, par value $.01 25,000,000
     shares authorized; 6,179,875 shares
     issued in 2002 and 2001                              61,799         61,799
  Preferred stock, par value $.0001,
     10,000,000 shares authorized, none issued                 0              0
  Additional paid-in capital                           6,347,187      6,347,187
  Accumulated deficit                                 (4,378,786)    (4,222,922)
                                                      ----------     ----------

                                                       2,030,200      2,186,064

Less: Treasury stock, 663,526 shares at cost             419,306        419,306
Less: Note receivable from shareholders                  366,796        367,241
                                                      ----------     ----------

        Total stockholders' equity                     1,244,098      1,399,517
                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $3,233,933     $3,211,003
                                                      ==========     ==========







          See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED





Three months ended:                                    1/31/2003      1/31/2002
------------------                                    ----------     ----------

Net Sales                                             $1,054,328     $1,071,986

Cost of Sales                                            902,214        893,052
                                                      ----------     ----------

Gross Profit                                             152,114        178,934

Operating Expenses:
  Selling                                                138,265        108,257
  General and Administrative                             165,812        162,310
                                                      ----------     ----------

        Total operating expenses                         304,077        270,567

Operating Income (Loss)                                 (151,963)       (91,633)

Other Income (Expense):
  Interest and Dividends                                   9,981         14,646
  Interest Expense                                       (14,210)       (18,228)
  Other Income                                             1,109          1,906
  Other Expense                                             (781)             0
                                                      ----------     ----------

        Total Other Income (Expenses)                     (3,901)        (1,676)
                                                      ----------     ----------

Income (Loss) before income taxes                       (155,864)       (93,309)

Income Taxes
  Current                                                      0              0
  Deferred                                                     0              0
                                                      ----------     ----------

NET INCOME  (LOSS)                                      (155,864)       (93,309)
                                                      ==========     ==========



Basic and diluted Income (Loss) per share                  (0.03)         (0.02)

Weighted average number of shares                      5,516,349      5,516,349







               See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AS OF JANUARY 31, 2003
                                    UNAUDITED



                                  COMMON STOCK
                            PAR VALUE $.01 AUTHORIZED
                               25,000,000  SHARES                                     TREASURY STOCK
                             ----------------------                               ----------------------
                                                                                                              NOTE
                               NUMBER                  ADDITIONAL                   NUMBER                 RECEIVABLE     TOTAL
                             OF SHARES       PAR        PAID-IN     ACCUMULATED       OF                      FROM     STOCKHOLDERS'
                               ISSUED       VALUE       CAPITAL       DEFICIT       SHARES       COST      SHAREHOLDER    EQUITY
                             ----------   ---------   -----------   -----------   ---------   ----------   ----------   -----------

Balance at October 31, 2001   6,179,875   $  61,799   $ 6,347,187   $(4,418,004)    663,526   $ (419,306)  $ (382,820)  $ 1,188,856

Net Adjustment of Note
 Receivable from shareholder        -0-         -0-           -0-           -0-         -0-          -0-       15,579        15,579

Net Income (Loss)                   -0-         -0-           -0-       195,082         -0-          -0-          -0-       195,082
                             ----------   ---------   -----------   -----------   ---------   ----------   ----------   -----------

Balance at October 31, 2002   6,179,875   $  61,799   $ 6,347,187   $(4,222,922)    663,526   $ (419,306)  $ (367,241)  $ 1,399,517

Net Adjustment of Note
 Receivable from shareholder        -0-         -0-           -0-           -0-         -0-          -0-          445           445

Net Income (Loss)                   -0-         -0-           -0-      (155,864)        -0-          -0-          -0-      (155,864)
                             ----------   ---------   -----------   -----------   ---------   ----------   ----------   -----------

Balance at January 31, 2003   6,179,875   $  61,799   $ 6,347,187   $(4,378,786)    663,526   $ (419,306)  $ (366,796)  $ 1,244,098
                             ==========   =========   ===========   ===========   =========   ==========   ==========   ===========




          See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    UNAUDITED






For The Three Months Ended                             1/31/2003      1/31/2002
--------------------------                            ----------     ----------

Cash flow from operating activities:
  Net (loss) income                                   $ (155,864)    $  (93,309)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                          9,098         13,543
  Changes in operating assets and liabilities:
    Accounts receivable                                  147,006        195,585
    Inventories                                         (226,999)        12,937
    Prepaid expenses and other current assets             (7,985)       (10,577)
    Accounts payable                                     111,821       (167,481)
    Accrued liabilities                                  (67,992)       (47,281)
    Customer deposits                                    (32,698)       244,725
    Accrued judgment                                     (28,500)             0
                                                      ----------     ----------
       Net cash provided by (used in)
        operating activities                            (252,113)       148,142

Cash flows from investing activities:
  (Increase)decrease in notes receivable
    from shareholders                                        445         (1,012)
  Purchase of property and equipment                     (11,556)        (2,080)
                                                      ----------     ----------
       Net cash provided by (used in)
        investing activities                             (11,111)        (3,092)

Cash flows from financing activities:
  Net Drawings from revolving promissory note            195,718        (66,242)
  (Payments) on Long Term Debt, Capital Leases                 0        (27,334)
                                                      ----------     ----------
       Net cash flows provided by (used in)
        financing activities                             195,718        (93,576)

Net increase (decrease) in cash and cash equivalents      67,506         51,474
Cash and cash equivalents at beginning of period         160,630         24,070
Cash and cash equivalents at end of period            $   93,124     $   75,544
                                                      ==========     ==========

Supplemental schedule of disclosure of cash flow information:

Cash paid during period for:
   Interest                                           $    5,210     $   17,866
   Income taxes                                       $        0     $        0






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

2. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2003, are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. The accompanying consolidated condensed balance sheet as of October 31, 2002 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2002.

For further information, refer to the Company's Annual Report on form 10-KSB for the year ended October 31, 2002, and the Management Discussion included in this form 10-QSB.

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


4. RELATED PARTY TRANSACTIONS:

The Company was indebted in the amount of $554,855 to the General Counsel and his law firm at January 31, 2003. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at January 31, 2003.

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

The Company has reached an agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $463,000, payable over a ten year period. In addition, the former president will exchange the life insurance policy to settle the note due from officer.


5. REVOLVING PROMISSORY NOTE:

In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow against certain equipment and 80% of eligible receivables, but not more than $500,000. The line of credit bears interest at prime rate plus one percent (1%) plus certain service charges. The line of credit had an outstanding balance of $243,877 at January 31, 2003, and the unused line of credit at this date was approximately $130,000.

6. INCOME TAXES

As of January 31, 2002, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of January 31, 2003, the Company has approximately $3,800,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2022.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTH COMPARISON

In the first quarter ending January 31, 2003, the Company had net sales of $1,054,328, as compared to $1,071,986 in the first quarter of fiscal 2002, a decrease of 1.6%. Sales for the quarter were lower than anticipated due the general economic conditions and that certain orders which were scheduled to ship in the first quarter were moved to the second quarter of fiscal 2003.

The Company had a net loss of $155,864 in the first quarter of fiscal 2003, as compared to an net loss of $93,309 in the first quarter of fiscal 2002. The higher net loss was due to higher selling expenses and slightly lower gross profit margins due to the type of equipment sold in the first quarter.

The Company believes that it will equal or exceed the results of the prior fiscal year due to the current backlog and the new sales and marketing activities. The sold order backlog was approximately $2,100,000 at February 28, 2003 as compared to $1,621,000 at February 28, 2002.


FINANCIAL CONDITION:

Net working capital at January 31, 2003 was $687,303 as compared to $143,785 at January 31, 2002. The improvement in net working capital is the result of the reversal of the excess accrued liability related to the settlement of the Judgement obtained by Transamerica Insurance Corporation against the Company. The settlement requires the Company to pay the sum of $280,500 to Transamerica and the Company made an initial payment of $100,000 in August of 2002. The balance of the settlement is to be paid over eighteen months beginning in September 2002. The Company is current making these payments and it believes that it will have sufficient cash flow to be able to make the balance of these installment payments and fund other operating activities.

The Company has a line of credit agreement with Presidential Financial Corporation which allows the Company to borrow up to $500,000. The line of credit bears interest at the prime rate plus one percent (1%) plus certain service charges. This agreement has a one year term with an automatic renewal unless either of the parties to the agreement gives written notice to terminate the agreement at least sixty (60) days prior to the annual renewal date. This agreement has been renewed twice and the Company is current under the obligations of the agreement.

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


Dated: March, 13, 2003         WASTE TECHNOLOGY CORPORATION




                               BY: /s/ William E. Nielsen
                                   --------------------------------
                                   William E. Nielsen
                                   President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)



                               BY: /s/ Morton S. Robson
                                   --------------------------------
                                   Morton S. Robson
                                   Secretary

I, William E. Nielsen, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Waste Technology
     Corp.

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

4. As the Registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. As the Registrant's sole certifying officer, I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function);

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material that involves the management or other employees who have a significant role in the Registrant's internal controls; and

6. As the Registrant's sole certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 13, 2003                           /s/ William E. Nielsen
                                                -----------------------
                                                William E. Nielsen
                                                Chief Executive Officer
                                                Chief Financial Officer

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


I hereby certify that:

(A)  I have reviewed the Quarterly Report on From 10-Q:

(B) To the best of my knowledge this quarterly report on Form 10Q (I) fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m (a) or 78o (d); and, (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Waste Technology Corporation and Subsidiaries during the period covered by the Report.


Dated: March 13, 2003
                                                  /s/ William E. Nielsen
                                                  --------------------------
                                                  William E. Nielsen
                                                  President, CEO and
                                                  Chief Financial Officer