Form 10QSB/A
period 2003-01-31
WASTE TECHNOLOGY CORP
filed 2003-04-16
CIK 781902

================================================================================

                                  FORM 10-QSB/A

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

ITEM 3            CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the past 90 days, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believes:

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, including this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

The Company's disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


CHANGES IN INTERNAL CONTROLS

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Company's Chief Executive Officer and Chief Financial Officer completed his evaluation. There were no significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned hereto duly authorized.


Dated: April 16, 2003         WASTE TECHNOLOGY CORPORATION




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