Form 10QSB/A
period 2003-01-31
WASTE TECHNOLOGY CORP
filed 2003-04-21
CIK 781902

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

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS




                                                                            PAGE

PART I.  FINANCIAL INFORMATION...............................................  3

         ITEM 1. FINANCIAL STATEMENTS

                 o    Consolidated Condensed Balance Sheets as of
                      January 31, 2003,and October 31, 2002..................  3

                 o    Consolidated Condensed Statements of
                      Operations for the three months ended
                      January 31, 2003 and January 31, 2002 .................  5

                 o    Consolidated Condensed Statements of Changes
                      in Stockholders' Equity for the period from
                      October 31, 2001, to January 31, 2003..................  6

                 o    Consolidated Condensed Statements of Cash
                      Flows for the three months ended January 31,
                      2003, and January 31, 2002.............................  7

                 o    Notes to Consolidated Condensed Financial
                      Statements.............................................  8




         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......... 10


         ITEM 3.      CONTROLS AND PROCEDURES ............................... 11


PART II. OTHER INFORMATION................................................... 11


                 o    Signatures............................................. 12

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


ITEM 3.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the past 90 days, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe:

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

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Company's Chief Executive Officer and Chief Financial Officer completed their evaluation. There were no significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.


PART II.  OTHER INFORMATION

None






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned hereto duly authorized.


Dated: April 21, 2003          WASTE TECHNOLOGY CORPORATION



                               BY: /s/ William E. Nielsen
                                   ------------------------
                                   William E. Nielsen
                                   President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)


                               BY: /s/ Morton S. Robson
                                   ------------------------
                                   Morton S. Robson
                                   Secretary

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

Dated:  April 21, 2003                          /s/ William E. Nielsen
                                                -----------------------
                                                William E. Nielsen
                                                Chief Executive Officer
                                                Chief Financial Officer