Form 10QSB
period 2003-04-30
WASTE TECHNOLOGY CORP
filed 2003-06-13
CIK 781902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



   (Mark One)

       X     Quarterly report under to Section 13 or 15 (d) of the
      ---    Securities Exchange Act of 1934

             For the quarterly period ended  April 30, 2003.
                                             ---------------


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


                                 (904) 355-5558
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


  At May 31, 2003, Issuer had outstanding 5,516,349 shares of its Common Stock.


            Transitional small business disclosure format check one:

                         Yes                            No     X
                             ---------                     ---------


================================================================================

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS





                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION..............................................3

           ITEM 1.  FINANCIAL STATEMENTS

                    o   Consolidated Condensed Balance Sheets as of
                        April 30, 2003,and October 31, 2002...................3

                    o   Consolidated Condensed Statements of
                        Operations for the three months and six
                        months ended April 30, 2003 and April 30, 2002 .......5

                    o   Consolidated Condensed Statements of Changes
                        in Stockholders' Equity for the period from
                        October 31, 2001, to April 30, 2003...................7

                    o   Consolidated Condensed Statements of Cash
                        Flows for the three months and six months
                        ended April 30, 2003, and April 30, 2002..............8

                    o   Notes to Consolidated Condensed Financial
                        Statements...........................................10


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS............13


           ITEM 3.  CONTROLS AND PROCEDURES..................................15





PART II.   OTHER INFORMATION.................................................15


           Signatures........................................................16

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED





                                                       30-Apr-03      31-Oct-02
                                                      ----------     ----------
ASSETS

Current Assets:
  Cash and cash equivalents                           $    7,711     $  160,630
  Accounts receivable, net of allowance for
    doubtful accounts of $40,000 in 2003 and 2002        951,462        549,784
  Inventories                                          1,653,648      1,537,648
  Prepaid expense and other current assets                 1,374         14,604
                                                      ----------     ----------

          Total current assets                         2,614,195      2,262,666


Property, plant and equipment, at cost                 1,867,678      1,860,929
  Less:  accumulated depreciation                      1,337,147      1,327,647
                                                      ----------     ----------

          Net property, plant and equipment              530,531        533,282


Other assets:
  Other assets                                             3,246          3,246
  Due from Director                                      408,100        411,809
                                                      ----------     ----------

          Total other assets                             411,346        415,055
                                                      ----------     ----------

          TOTAL ASSETS                                $3,556,072     $3,211,003
                                                      ==========     ==========









          See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED





                                                    30-Apr-03        31-Oct-02
                                                   -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                        $   280,087      $    48,159
  Accounts payable                                     429,948          288,167
  Accrued liabilities                                  379,476          433,534
  Current portion of deferred compensation              69,000           69,000
  Customer deposits                                    503,047          407,626
  Accrued judgment                                     114,000          171,000
                                                   -----------      -----------

          Total current liabilities                  1,775,558        1,417,486

Deferred compensation, net of current portion          376,559          394,000
                                                   -----------      -----------

          Total liabilities                          2,152,117        1,811,486

Stockholders' equity:
  Common stock, par value $.01
    25,000,000 shares authorized;
    6,179,875 shares issued in 2003 and 2002            61,799           61,799
  Preferred stock, par value $.0001,
    10,000,000 shares authorized, none issued                0                0
  Additional paid-in capital                         6,347,187        6,347,187
  Accumulated deficit                               (4,221,827)      (4,222,922)
                                                   -----------      -----------

                                                     2,187,159        2,186,064

Less:  Treasury stock, 663,526 shares at cost          419,306          419,306
Less:  Note receivable from shareholders               363,898          367,241
                                                   -----------      -----------

          Total stockholders' equity                 1,403,955        1,399,517
                                                   -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 3,556,072      $ 3,211,003
                                                   ===========      ===========




          See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED






Three months ended:                                 30-Apr-03        30-Apr-02
                                                   -----------      -----------

Net Sales                                          $ 1,759,948      $ 1,295,541

Cost of Sales                                        1,259,235          907,664
                                                   -----------      -----------

Gross Profit                                           500,713          387,877

Operating Expenses:
  Selling                                              152,210          112,025
  General and Administrative                           168,328          149,010
                                                   -----------      -----------

    Total operating expenses                           320,538          261,035

Operating Income                                       180,175          126,842

Other Income (Expense):
  Interest and Dividends                                 9,906           10,341
  Interest Expense                                     (21,850)         (21,512)
  Other Income                                           1,869              601
  Other Expense                                        (13,141)               0
                                                   -----------      -----------

    Total Other Income (Expenses)                      (23,216)         (10,570)
                                                   -----------      -----------

Income before income taxes                             156,959          116,272

Income Taxes
  Current                                                    0                0
  Deferred                                                   0                0
                                                   -----------      -----------

NET INCOME                                         $   156,959      $   116,272
                                                   ===========      ===========



Basic and diluted Income per share                 $      0.03      $      0.02

Weighted average number of shares                    5,516,349        5,516,349






               See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED






Six months ended:                                   30-Apr-03        30-Apr-02
                                                   -----------      -----------

Net Sales                                          $ 2,814,276      $ 2,367,527

Cost of Sales                                        2,161,449        1,800,716
                                                   -----------      -----------

Gross Profit                                           652,827          566,811

Operating Expenses:
  Selling                                              290,475          220,282
  General and Administrative                           334,140          311,320
                                                   -----------      -----------

    Total operating expenses                           624,615          531,602

Operating Income                                        28,212           35,209

Other Income (Expense):
  Interest and Dividends                                19,887           24,987
  Interest Expense                                     (36,060)         (39,740)
  Other Income                                           2,978            2,507
  Provision for Judgment                               (13,922)               0
                                                   -----------      -----------

    Total Other Income (Expenses)                      (27,117)         (12,246)
                                                   -----------      -----------

Income before income taxes                               1,095           22,963

Income Taxes
  Current                                                    0                0
  Deferred                                                   0                0
                                                   -----------      -----------

NET INCOME                                         $     1,095      $    22,963
                                                   ===========      ===========



Basic and diluted Income per share                 $      0.00      $      0.00

Weighted average number of shares                    5,516,349        5,516,349




               See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
   For the Year Ended October 31, 2002 and the Six Months Ended April 30, 2003
                                    unaudited





                           COMMON STOCK
                     PAR VALUE $.01 AUTHORIZED
                         25,000,000  SHARES                                        TREASURY STOCK
                     -------------------------                               -------------------------
                        NUMBER                                 ADDITIONAL      NUMBER                  NOTE RECEIVABLE    TOTAL
                      OF SHARES        PAR         PAID-IN     ACCUMULATED       OF                          FROM      STOCKHOLDERS'
                        ISSUED        VALUE        CAPITAL       DEFICIT       SHARES         COST       SHAREHOLDER      EQUITY
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at
  October 31, 2001     6,179,875   $    61,799   $ 6,347,187   $(4,418,004)      663,526   $  (419,306)  $  (382,820)  $ 1,188,856

Net Adjustment of
  Note Receivable
  from shareholder           -0-           -0-           -0-           -0-           -0-           -0-        15,579        15,579

Net Income                   -0-           -0-           -0-       195,082           -0-           -0-           -0-       195,082
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at
  October 31, 2002     6,179,875   $    61,799   $ 6,347,187   $(4,222,922)      663,526   $  (419,306)  $  (367,241)  $ 1,399,517

Net Adjustment of
  Note Receivable
  from shareholder           -0-           -0-           -0-           -0-           -0-           -0-         3,343         3,343

Net Income                   -0-           -0-           -0-         1,095           -0-           -0-           -0-         1,095
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at
  April 30, 2003       6,179,875   $    61,799   $ 6,347,187   $(4,221,827)      663,526   $  (419,306)  $  (363,898)  $ 1,403,955
                     ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========





          See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    unaudited



For The Three Months Ended                                            30-Apr-03        30-Apr-02
                                                                     -----------      -----------
Cash flow from operating activities:
  Net (loss) income                                                  $   156,959      $   116,272
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                          9,099           13,540
  Changes in operating assets and liabilities:
    Accounts receivable                                                 (548,684)        (401,948)
    Inventories                                                          110,999          (22,000)
    Prepaid expenses and other current assets                             21,215           11,021
    Accounts payable                                                      29,960           70,506
    Accrued liabilities                                                   (3,507)          88,257
    Customer deposits                                                    128,119           32,772
    Accrued judgment                                                     (28,500)               0
                                                                     -----------      -----------
      Net cash provided by (used in) operating activities               (124,340)         (91,580)

Cash flows from investing activities:
  (Increase)decrease in notes receivable from shareholders                 6,606              855
  Purchase of property and equipment                                      (3,889)          (9,743)
                                                                     -----------      -----------
      Net cash provided by (used in) investing activities                  2,717           (8,888)

Cash flows from financing activities:
  Net Drawings from revolving promissory note                             36,210          173,972
  (Payments) on Long Term Debt, Capital Leases                                 0          (27,083)
                                                                     -----------      -----------
      Net cash flows provided by (used in) financing  activities          36,210          146,889

Net increase (decrease) in cash and cash equivalents                     (85,413)          46,421
Cash and cash equivalents at beginning of period                          93,124           75,544
Cash and cash equivalents at end of period                           $     7,711      $   121,965
                                                                     ===========      ===========

Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
   Interest                                                          $    12,850      $    21,150
   Income taxes                                                      $         0      $         0






          See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    unaudited





For The Six Months Ended                                            30-Apr-03        30-Apr-02
                                                                   -----------      -----------
Cash flow from operating activities:
  Net (loss) income                                                $     1,095      $    22,963
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                       18,197           27,083
  Changes in operating assets and liabilities:
    Accounts receivable                                               (401,678)        (206,363)
    Inventories                                                       (116,000)          (9,063)
    Prepaid expenses and other current assets                           13,230              444
    Accounts payable                                                   141,781          (96,975)
    Accrued liabilities                                                (71,499)          40,976
    Customer deposits                                                   95,421          277,497
    Accrued judgment                                                   (57,000)               0
                                                                   -----------      -----------
      Net cash provided by (used in) operating activities             (376,453)          56,562

Cash flows from investing activities:
  (Increase) decrease in notes receivable from shareholders              7,052             (157)
  Purchase of property and equipment                                   (15,446)         (11,823)
                                                                   -----------      -----------
    Net cash provided by (used in) investing activities                 (8,394)         (11,980)

Cash flows from financing activities:
  Net drawings from revolving promissory note                          231,928          107,730
  (Payments) on Long Term Debt, Capital Leases                               0          (54,417)
                                                                   -----------      -----------
    Net cash flows provided by (used in) financing  activities         231,928           53,313

Net increase (decrease) in cash and cash equivalents                  (152,919)          97,895
Cash and cash equivalents at beginning of period                       160,630           24,070
                                                                   -----------      -----------
Cash and cash equivalents at end of period                         $     7,711      $   121,965
                                                                   ===========      ===========

Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
   Interest                                                        $    18,060      $    39,016
   Income taxes                                                    $         0      $         0




          See accompanying notes to consolidated financial statements.

WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   NATURE OF BUSINESS:

Waste Technology Corporation (the Company) is a manufacturer of baling equipment which utilize technical, hydraulic and electrical mechanisms to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste. More sophisticated applications include baling of textile materials, fibers and synthetic rubber. The Company offers a wide variety of balers, standard models as well as custom models to meet specific customer requirements.

The Company's customers include recycling facilities, paper mills, textile mills, and the companies which generate the materials for baling and recycling. The Company sells its products worldwide with 10% to 25% of its annual sales outside the United States.


2.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2003, are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. The accompanying consolidated condensed balance sheet as of October 31, 2002 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2002.

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


(B)  REVENUE RECOGNITION:

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss. Parts sales are approximately 15% of total sales. Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability in excess of six months expected warranty claims.


(C)  BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive.


4.   RELATED PARTY TRANSACTIONS:

The Company was indebted in the amount of $567,367 to the General Counsel and his law firm at April 30, 2003. During 1997, the General Counsel and his law firm authorized the Company to set off accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at April 30, 2003. The notes receivable from the General Counsel, net of the amount the Company is indebted to the General Counsel, is shown as a reduction of stockholders equity.

On December 29, 1995, the Company transferred a life insurance policy, covering the life of its President, to the President in exchange for a note receivable. The amount of the note receivable from the former president was equal to the amount of the cash surrender value of the policy at the time of the transfer.

Interest accrues at the rate of 6% per annum. No principal or interest is due until proceeds from the policy are realized.

The Company has reached an agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $446,000, payable over a ten year period. In addition, the former president will exchange the life insurance policy to settle the note due from officer.


5.   REVOLVING PROMISSORY NOTE:

In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow against certain equipment and 80% of eligible receivables, but not more than $500,000. The line of credit bears interest at prime rate plus one percent (1%) plus certain service charges. The line of credit had an outstanding balance of $280,087 at April 30, 2003, and the unused line of credit at this date was approximately $82,000.


6.   INCOME TAXES

As of April 30, 2003, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of April 30, 2003, the Company has approximately $3,800,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2022.


7.   STOCK-BASED COMPENSATION

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

                                           SIX MONTHS ENDED APRIL 30:
                                           -------------------------
                                             2003             2002
                                           --------         --------
     Net income(loss)                      $  1,095         $ 22,963
     Proforma compensation expense           (2,500)              --
                                           --------         --------
     Proforma net income (loss)            $ (1,405)        $ 22,963
                                           ========         ========

     Basic and diluted income per share    $   0.00         $   0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTH COMPARISON

In the second quarter ending April 30, 2003, the Company had net sales of $1,759,948, as compared to net sales of $1,295,541 in the second quarter of fiscal 2002, an increase of 35.8%. Sales for the quarter were higher due to the shipment of certain orders which were originally scheduled to ship in the first quarter and the shipment of two synthetic rubber balers.

The Company had a net income of $156,959 in the second quarter of fiscal 2003, as compared to net income of $116,272 in the second quarter of fiscal 2002. The higher net income is the result of the higher shipments partially offset by higher selling and administrative expenses. The most significant increase in these expenses are related to the addition of a V.P. of Sales and Marketing and new sales and marketing programs.

RESULTS OF OPERATIONS: SIX MONTH COMPARISON

For the six months ending April 30, 2003 the Company had net sales of $2,814,276 as compared to net sales of $2,367,527 in the first half of fiscal 2002, an increase of 18.9%. The higher sales were the result of more aggressive sales efforts in a period of depressed economic conditions.

Net income was $1,095 in the first six months of fiscal 2003 versus net income of $22,963 in the same period in the prior year. The lower net income was the result of higher selling expenses mentioned previously.

The Company believes that it will equal or exceed the results of the prior fiscal year due to the current backlog and the new sales and marketing activities. The sold order backlog was approximately $1,430,000 at May 31, 2003 as compared to $1,610,000 at May 31, 2002.

FINANCIAL CONDITION:

Net working capital at April 30, 2003 was $838,637 as compared to $845,180 at October 31, 2002. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities.

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


INFLATION:

The costs of the Company and its subsidiaries are subject to the general inflationary trends existing in the general economy. The Company believes that expected pricing by its subsidiaries for its products will be able to include sufficient increases to offset any increase in costs due to inflation.

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



PART II.    OTHER INFORMATION

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by undersigned there unto duly authorized.


Dated: June 12, 2003           WASTE TECHNOLOGY CORPORATION


                               BY: /s/ William E. Nielsen
                                   --------------------------
                                   William E. Nielsen
                                   President and CEO and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


                               BY: /s/ Morton S. Robson
                                   --------------------------
                                   Morton S. Robson
                                   Secretary

I, William E. Nielsen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Waste Technology Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the quarterly report;

4. As the Registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Dated: June 12, 2003                                    /s/ William E. Nielsen
                                                        -----------------------
                                                        William E. Nielsen
                                                        Chief Executive Officer
                                                        Chief Financial Officer

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


I hereby certify that:

(A)  I have reviewed the Quarterly Report on Form 10-QSB:

(B) To the best of my knowledge this quarterly report on Form 10-QSB (I) fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m (a) or 78o (d); and, (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Waste Technology Corporation and Subsidiaries during the period covered by the Report.

Dated: June 12, 2003


                                                     /s/ William E. Nielsen
                                                     ---------------------------
                                                         William E. Nielsen
                                                         President, CEO and
                                                         Chief Financial Officer