Form 10QSB
period 2003-07-31
WASTE TECHNOLOGY CORP
filed 2003-09-15
CIK 781902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB



(Mark One)

  [X] Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended     July 31, 2003
                                       ---------------------


  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from         to
                                       -------    --------

                         Commission File Number 0-14443




                          WASTE TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                          13-2842053
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            I.R.S. Employer
 Incorporation or Organization                           Identification No.)


                          5400 Rio Grande Avenue
                           Jacksonville, Florida          32254
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

           ITEM I.  FINANCIAL STATEMENTS

                    o   Consolidated Condensed Balance Sheets as of
                        July 31, 2003,and October 31, 2002....................3

                    o   Consolidated Condensed Statements of Operations
                        for the three months and nine months ended
                        July 31, 2003 and July 31, 2002 . . ..................5

                    o   Consolidated Condensed Statements of
                        Changes in Stockholders' Equity for the period
                        from October 31, 2001, to July 31, 2003...............7

                    o   Consolidated Condensed Statements of Cash Flows
                        for the three months and nine months ended
                        July 31, 2003, and July 31, 2002......................8

                    o   Notes to Consolidated Condensed Financial
                        Statements...........................................10


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS............13


           ITEM 3.  CONTROLS AND PROCEDURES..................................14



PART II.   OTHER INFORMATION.................................................15


                    o   Signatures...........................................16

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                                         31-Jul-03           31-Oct-02
                                                                         ----------          ----------
ASSETS

Current Assets:
  Cash and cash equivalents                                              $   88,539          $  160,630
  Accounts receivable, net of allowance
    for doubtful accounts of $40,000 in 2003 and 2002                     1,094,629             549,784
  Inventories                                                             1,599,648           1,537,648
  Prepaid expense and other current assets                                    2,082              14,604
                                                                         ----------          ----------

          Total current assets                                            2,784,898           2,262,666


Property, plant and equipment, at cost                                    1,877,348           1,860,929
  Less:  accumulated depreciation                                         1,346,246           1,327,647
                                                                         ----------          ----------

          Net property, plant and equipment                                 531,102             533,282


Other assets:
  Other assets                                                                3,246               3,246
  Due from Director                                                          96,609             411,809
                                                                         ----------          ----------

          Total other assets                                                 99,855             415,055
                                                                         ----------          ----------

          TOTAL ASSETS                                                   $3,415,855          $3,211,003
                                                                         ==========          ==========








See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                                         31-Jul-03           31-Oct-02
                                                                         ----------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                              $  261,248          $   48,159
  Accounts payable                                                          388,029             288,167
  Accrued liabilities                                                       428,980             433,534
  Current portion of deferred compensation                                   69,000              69,000
  Customer deposits                                                         389,729             407,626
  Accrued judgment                                                           85,500             171,000
                                                                         ----------          ----------

          Total current liabilities                                       1,622,486           1,417,486


Deferred compensation, net of current portion                               373,305             394,000
                                                                         ----------          ----------

          Total liabilities                                               1,995,791           1,811,486

Stockholders' equity:
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 2003 and 2002                                           61,799              61,799
  Preferred stock, par value $.0001,
    10,000,000 shares authorized, none issued                                     0                   0
  Additional paid-in capital                                              6,347,187           6,347,187
  Accumulated deficit                                                    (4,195,071)         (4,222,922)
                                                                         ----------          ----------

                                                                          2,213,915           2,186,064

Less:  Treasury stock, 663,526 shares at cost                               419,306             419,306
Less:  Note receivable from shareholders                                    374,545             367,241
                                                                         ----------          ----------

          Total stockholders' equity                                      1,420,064           1,399,517
                                                                         ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $3,415,855          $3,211,003
                                                                         ==========          ==========




See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Three months ended:                                                      31-Jul-03           31-Jul-02
                                                                         ----------          ----------
Net Sales                                                                $1,606,726          $1,563,114

Cost of Sales                                                             1,275,204           1,063,674
                                                                         ----------          ----------

Gross Profit                                                                331,522             499,440

Operating Expenses:
  Selling                                                                   125,933             103,422
  General and Administrative                                                163,051             159,741
                                                                         ----------          ----------

    Total operating expenses                                                288,984             263,163

Operating Income                                                             42,538             236,277

Other Income (Expense):
  Interest and Dividends                                                      9,895              10,208
  Interest Expense                                                          (28,227)            (20,561)
  Other Income                                                                2,574                 780
  Other Expense                                                                 (24)                  0
                                                                         ----------          ----------

    Total Other Income (Expenses)                                           (15,782)             (9,573)
                                                                         ----------          ----------

Income before income taxes                                                   26,756             226,704

Income Taxes
  Current                                                                         0                   0
  Deferred                                                                        0                   0
                                                                         ----------          ----------

NET INCOME                                                               $   26,756          $  226,704
                                                                         ==========          ==========



Basic and diluted Income per share                                       $     0.00          $     0.04

Weighted average number of shares                                         5,516,349           5,516,349

See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Nine months ended:                                                       31-Jul-03           31-Jul-02
                                                                         ----------          ----------
Net Sales                                                                $4,421,002          $3,930,641

Cost of Sales                                                             3,436,653           2,864,390
                                                                         ----------          ----------

Gross Profit                                                                984,349           1,066,251

Operating Expenses:
  Selling                                                                   416,408             323,704
  General and Administrative                                                497,191             471,061
                                                                         ----------          ----------

    Total operating expenses                                                913,599             794,765

Operating Income                                                             70,750             271,486

Other Income (Expense):
  Interest and Dividends                                                     29,782              35,195
  Interest Expense                                                          (64,287)            (60,301)
  Other Income                                                                5,552               3,287
  Other Expense                                                             (13,946)                  0
                                                                         ----------          ----------

    Total Other Income (Expenses)                                           (42,899)            (21,819)
                                                                         ----------          ----------

Income before income taxes                                                   27,851             249,667

Income Taxes
  Current                                                                         0                   0
  Deferred                                                                        0                   0
                                                                         ----------          ----------

NET INCOME                                                               $   27,851          $  249,667
                                                                         ==========          ==========



Basic and diluted Income per share                                       $     0.01          $     0.05

Weighted average number of shares                                         5,516,349           5,516,349

See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
   For the Year Ended October 31, 2002 and the Nine Months Ended July 31, 2003
                                    unaudited

                                       Common Stock
                                 Par Value $.01 Authorized
                                    25,000,000  Shares                                 Treasury Stock
                                    -------------------                              -------------------
                                                                                                             NOTE
                                     NUMBER               ADDITIONAL                 NUMBER               RECEIVABLE     TOTAL
                                    OF SHARES     PAR      PAID-IN     ACCUMULATED     OF                    FROM     STOCKHOLDERS'
                                     ISSUED      VALUE     CAPITAL       DEFICIT     SHARES      COST     SHAREHOLDER    EQUITY
                                    ---------   -------   ----------   -----------   -------   ---------   ---------   ----------
  Balance at October 31, 2001       6,179,875   $61,799   $6,347,187   $(4,418,004)  663,526   $(419,306)  $(382,820)  $1,188,856

Net Adjustment of Note
  Receivable from shareholder             -0-       -0-          -0-           -0-       -0-         -0-      15,579       15,579

Net Income (Loss)                         -0-       -0-          -0-       195,082       -0-         -0-         -0-      195,082
                                    ---------   -------   ----------   -----------   -------   ---------   ---------   ----------

  Balance at October 31, 2002       6,179,875   $61,799   $6,347,187   $(4,222,922)  663,526   $(419,306)  $(367,241)  $1,399,517

Net Adjustment of Note
  Receivable from shareholder             -0-       -0-          -0-           -0-       -0-         -0-      (7,304)      (7,304)

Net Income (Loss)                         -0-       -0-          -0-        27,851       -0-         -0-         -0-       27,851
                                    ---------   -------   ----------   -----------   -------   ---------   ---------   ----------

  Balance at July 31, 2003          6,179,875   $61,799   $6,347,187   $(4,195,071)  663,526   $(419,306)  $(374,545)  $1,420,064
                                    =========   =======   ==========   ===========   =======   =========   =========   ==========



See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    unaudited



For The Three Months Ended                                               31-Jul-03           31-Jul-02
                                                                         ----------          ----------
Cash flow from operating activities:
  Net (loss) income                                                      $   26,756          $  249,667
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                             9,099              40,025
  Changes in operating assets and liabilities:
    Accounts receivable                                                    (143,167)           (322,376)
    Inventories                                                              54,000             175,387
    Prepaid expenses and other current assets                                  (708)            (15,537)
    Accounts payable                                                        (41,919)            (98,003)
    Accrued liabilities                                                      46,250              39,186
    Customer deposits                                                      (113,318)            161,948
    Accrued judgment                                                        (28,500)                  0
                                                                         ----------          ----------
      Net cash provided by (used in) operating activities                  (191,507)            230,297

Cash flows from investing activities:
  (Increase)decrease in notes receivable from shareholders                  300,844               6,301
  Purchase of property and equipment                                         (9,670)            (11,823)
                                                                         ----------          ----------
    Net cash provided by (used in) investing activities                     291,174              (5,522)

Cash flows from financing activities:
  Net Drawings from revolving promissory note                               (18,839)            143,653
  (Payments) on Long Term Debt, Capital Leases                                    0             (81,500)
                                                                         ----------          ----------
    Net cash flows provided by (used in) financing  activities              (18,839)             62,153

Net increase (decrease) in cash and cash equivalents                         80,828             287,528
Cash and cash equivalents at beginning of period                              7,711              24,070
                                                                         ----------          ----------
Cash and cash equivalents at end of period                               $   88,539          $  311,598
                                                                         ==========          ==========

Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
   Interest                                                              $   19,227          $   20,198
   Income taxes                                                          $        0          $        0


See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    unaudited



For The Nine Months Ended                                                31-Jul-03           31-Jul-02
                                                                         ----------          ----------
Cash flow from operating activities:
  Net (loss) income                                                      $   27,851          $  249,667
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                            27,296              40,025
  Changes in operating assets and liabilities:
    Accounts receivable                                                    (544,845)           (322,376)
    Inventories                                                             (62,000)            175,387
    Prepaid expenses and other current assets                                12,522             (15,537)
    Accounts payable                                                         99,862             (98,003)
    Accrued liabilities                                                     (25,249)             39,186
    Customer deposits                                                       (17,897)            161,948
    Accrued judgment                                                        (85,500)                  0
                                                                         ----------          ----------
      Net cash provided by (used in) operating activities                  (567,960)            230,297

Cash flows from investing activities:
  (Increase)decrease in notes receivable from shareholders                  307,896               6,301
  Purchase of property and equipment                                        (25,116)            (11,823)
                                                                         ----------          ----------
    Net cash provided by (used in) investing activities                     282,780              (5,522)

Cash flows from financing activities:
  Net Drawings from revolving promissory note                               213,089             143,653
  (Payments) on Long Term Debt, Capital Leases                                    0             (81,500)
                                                                         ----------          ----------
    Net cash flows provided by (used in) financing  activities              213,089              62,153

Net increase (decrease) in cash and cash equivalents                        (72,091)            287,528
Cash and cash equivalents at beginning of period                            160,630              24,070
                                                                         ----------          ----------
Cash and cash equivalents at end of period                               $   88,539          $  311,598
                                                                         ==========          ==========

Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
   Interest                                                              $   37,287          $   59,215
   Income taxes                                                          $        0          $        0

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

2.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2003, are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. The accompanying consolidated condensed balance sheet as of October 31, 2002 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2002.

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

(c) BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during each period. Diluted earnings/(loss) per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive.

4.     RELATED PARTY TRANSACTIONS:

The Company was indebted in the amount of $566,337 to the General Counsel and his law firm at July 31, 2003. During 1997, the General Counsel and his law firm authorized the Company to off set accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at July 31, 2003. The notes receivable from the General Counsel, net of the amount the Company is indebted to the General Counsel, is shown as a reduction of stockholders equity.

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

The Company has reached an agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $442,000, payable over a ten year period. In addition, the former president agreed to exchange the life insurance policy to settle the note due from officer. In June 2003 the life insurance policy was transferred to the company and the company surrendered the policy for the cash value of $306,000. This amount was applied to the note receivable from the former president.

5.     REVOLVING PROMISSORY NOTE:

In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow against certain equipment and 80% of eligible receivables, but not more than $500,000. The line of credit bears interest at prime rate plus one percent (1%) plus certain service charges. The line of credit had an outstanding balance of $261,248 and the unused line of credit was approximately $200,000 at July 31, 2003.

6.     INCOME TAXES

As of July 31, 2003, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of July 31, 2003, the Company has approximately $3,800,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2022.

7.     STOCK-BASED COMPENSATION

The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and are related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure only provisions of SFAS No. 123. As such, had compensation expense for the Company's stock plan been determined based on fair value at the date of grant, the Company's net income would have been as follows:

                                                    Nine Months ended July 31:
                                                    2003                2002
                                                 ----------          ----------
Net income (loss)                                $   27,851          $  249,667
Proforma compensation expense                            --              10,000
                                                 ----------          ----------
Proforma net income                              $   27,851          $  239,667
                                                 ==========          ==========


Basic and diluted income per share                   $ 0.01              $ 0.04

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: THREE MONTH COMPARISON

In the third quarter ending July 31, 2003, the Company had net sales of $1,606,726, as compared to net sales of $1,563,114 in the third quarter of fiscal 2002, an increase of 2.8%.

The Company had a net income of $26,756 in the third quarter of fiscal 2003, as compared to net income of $226,704 in the third quarter of fiscal 2002. The lower net income was the result of the lower gross profit margins and higher selling and administrative expenses. The higher selling expenses are due to the addition of a V.P. of Sales and Marketing, a position which was unfilled in the prior year. In the third quarter of fiscal 2002 the Company shipped four high profit margin synthetic rubber baler systems which were a significant percentage of the quarter sales, while the current quarter included several lower margin balers.

RESULTS OF OPERATIONS: NINE MONTH COMPARISON

For the nine months ending July 31, 2003 the Company had net sales of $4,421,002 as compared to net sales of $3,930,641 in the first nine months of fiscal 2002, an increase of 12.5%. The higher sales were the result of more aggressive sales efforts in a period of depressed economic conditions.

Net income was $27,851 in the first nine months of fiscal 2003 versus net income of $249,667 in the same period in the prior year. The lower net income was the result of the lower gross margins and the higher selling and administrative expenses mentioned previously.

The Company believes that it will not equal the results of the prior fiscal year due to the current backlog and current economic conditions. The sold order backlog was approximately $840,000 at August 31, 2003 as compared to $980,000 at August 31, 2002.

FINANCIAL CONDITION:

Net working capital at July 31, 2003 was $1,162,412 as compared to $845,180 at October 31, 2002. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

The Company has a line of credit agreement with Presidential Financial Corporation which allows the Company to borrow up to $500,000. The line of credit bears interest at the prime rate plus one percent (1%) plus certain service charges. This agreement has a one year term with an automatic renewal unless either of the parties to the agreement gives written notice to terminate the agreement at least sixty (60) days prior to the annual renewal date. This agreement has been renewed three times and the Company is current under the obligations of the agreement.

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

PART II.   OTHER INFORMATION

None



EXHIBITS:

Exhibit 31. Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


Exhibit 32. Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned hereto duly authorized.

Dated: September 12, 2003                    WASTE TECHNOLOGY CORPORATION



                                BY: /s/ William E. Nielsen
                                   ------------------------
                                   William E. Nielsen
                                   President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)


                                BY: /s/ Morton S. Robson
                                    -----------------------
                                    Morton S. Robson
                                    Secretary