Form 10KSB
period 2003-10-31
WASTE TECHNOLOGY CORP
filed 2004-02-13
CIK 781902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)

   [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended OCTOBER 31, 2003 or

   [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                           Commission File No. 0-14443


                             WASTE TECHNOLOGY CORP.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


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

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS: YES [X] NO [_]

     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $5,467,703

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES (BASED ON THE CLOSING PRICE ON JANUARY 15, 2004 OF $.20): $ 627,270

     STATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S .01 PAR VALUE COMMON STOCK AS OF THE CLOSE OF BUSINESS ON THE LATEST PRACTICABLE DATE (JANUARY 15,
2004): 5,516,349

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [_] NO [X]
================================================================================

PART I

     ITEM 1. DESCRIPTION OF BUSINESS

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


          Florida Waste Systems, Inc.

     Florida Waste Systems, Inc. ("FWS") sells replacement parts to users of waste hauling equipment.


     General

     Since 1986 the Company's principal business has been the manufacture and sale of balers, which are machines used to compress and compact various waste materials. The Company manufactures approximately fifty (50) different types of balers for use with corrugated, paper, municipal waste, textiles, scrap metal, and other products. It is one of the leading manufacturers of balers designed to compact rubber, plastic, cotton mote and textile waste products.

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


          General Purpose Balers

     These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $250,000. General purpose baler sales constituted approximately 55% of sales on a consolidated basis for each of the fiscal years ended October 31, 2002 and 2003.


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

     Specialty balers range in price from approximately $3,000 to $275,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 30% of sales on a consolidated basis for each of the fiscal years ended October 31, 2002 and 2003.

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

     While IBC maintains an inventory of raw materials, most of it is intended for specific orders and inventory turnover is relatively rapid. Approximately 60% of its inventory turns over in 45 to 90 days and the balance, consisting of customized equipment, turns over in 3 to 6 months. Neither IBC's, or CBM's business is seasonal.


     Sales and Marketing

     IBC and CBM sell their products throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of synthetic rubber and polymers, plastic recycling facilities, power generating facilities, textile mills, paper mills, cotton gins, supermarkets and other retail outlets, paper recycling facilities, and municipalities.

     Most of the sales of IBC and CBM are made by its sales force of four (4) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately twenty-five (25%) percent of sales are made through manufacturer's representatives and dealers. The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants, and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 2003, foreign sales amounted to $1,239,000 or approximately 23% of consolidated sales. In fiscal 2002, foreign sales amounted to $1,020,000, also approximately 20% of the Company sales.

     During fiscal 2003, IBC and CBM had baler sales to more than 200 customers, one of which accounted for just over ten percent (10%) of their combined sales for the year. The Company anticipates that no one customer will account for more than 10% of revenues in fiscal year ending October 31, 2004.

     The Company builds only a small quantity of balers for its inventory and generally builds based on booked orders. The Company's backlog of firm booked orders at December 31, 2003, was $1,584,000 as compared with $1,841,000 at December 31, 2002. The Company generally delivers its orders within four (4) months of the date booked.

     IBC, on a contract basis, supplies FWS with parts and service which are provided by trained employees of IBC.

     Warranties and Service

     IBC and CBM typically warrant their products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offer a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of the Company's consolidated sales for fiscal 2003 and 2002.

     Competition

     The potential market for the Company's balers is nationwide and overseas, but the majority of general purpose baler sales are in the eastern United States, primarily because of freight and service costs. The Company competes in these markets with approximately ten (10) companies, none of which are believed to be dominant, but some of which may have significantly greater sales and financial resources. It should be noted that the Company also faces competition from IPS Balers which purchased the assets of the Company's International press and Shear Corp. subsidiary in December 1999 and is geographically located in the same area as the Company and may be selling many of the same products as the Company. The Company is able to compete with these companies due to its reputation in the market place, its ability to service the balers it manufactures and sells, as well as its ability to custom design balers to a customer's particular needs. The Company experiences intense competition with respect to its lower priced or general purpose balers, based upon price, including freight, and based on performance. The Company experiences less competition with respect to its specialized baler equipment such as synthetic rubber, scrap metal, and textile balers.

     Regulation

     Machinery such as the Company's balers is subject to both federal and state regulation relating to safe design and operation. The Company complies with design requirements and its balers include interlocks to prevent operation while the loading door is open, and also include required printed safety warnings.

     Research and Development

     The Company has the broadest line of products in the baler industry and continues to provide its customers with new products and product improvements. The Company estimates that it has invested approximately $50,000 in each of the fiscal years ending October 31, 2003 and October 31, 2002on research and development of new products.

     Compliance With Environmental Laws

     The Company believes that it has complied with and is in compliance with all Federal, State, and Local environmental laws. The Company expenditures to remain in compliance are considered to be minimal.

     Employees

     As of December 31, 2003, the Company employed 50 persons as follows: 5 in management and supervision; 7 in sales and service; 32 in manufacturing; and 6 in administration.

     Available Information

     The Company is a reporting company, as that term is defined under the Securities Acts, and therefore, files reports, including, Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB and other information with the Securities and Exchange Commission (the "Commission"). In addition, the Company will provide, without charge to its stockholders, upon written or oral request by such stockholder, a copy of any information referred to herein that is incorporated by reference except exhibits to such information that are incorporated by reference unless the exhibits are themselves specifically incorporated by reference. All such requests should be directed to William E. Nielsen, at Waste Technology Corp., 5400 Rio Grande Avenue, Jacksonville, Florida 32254, telephone number (904) 358-3812.

The Company is an electronic filer. The Commission maintains a web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission, including all of the Company's filings with the Commission. The address of such site is (http://www.sec.gov).


     ITEM 2. DESCRIPTION OF PROPERTY

     IBC is the owner of the building located at 5400 Rio Grande Avenue, Jacksonville, Florida. The building contains approximately 62,000 square feet and is situated on eight (8) acres. IBC manufactures all of the Company's products at this location. The property has no mortgage, however, the Company's primary lender, Presidential Financial Corporation, has a security interest in the property as part of the collateral for the line of credit which it provides to the Company. See Item 6, Financial Condition.

     The Company has no plans for any material renovations or additions to its current facilities. The Company's buildings and property are well maintained and are adequately covered by insurance.

     ITEM 3. LEGAL PROCEEDINGS

     Except as described hereafter, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company which would have a result materially adverse to the Company. To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

     In July 2000, the Judgment was affirmed by the First Circuit Court of Appeal of the State of Louisiana. In December 2000, the Judgement was reaffirmed by the Supreme Court of the State of Louisiana. In February 2002, the Company has reached an agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. The agreement was finalized in August, 2002 and the Company reversed the excess accrued expense of $321,500 in the fourth quarter of 2002. As of October 31, 2003 the balance due on the settlement was $57,000.


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter ending October 31, 2003.

PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's stock is presently traded on the OTC Bulletin Board of the NASD under the symbol WTEK. As of December 31, 2003, the number of shareholders of record of the Company's Common Stock was approximately 500, and management believes that there are approximately 1,000 beneficial owners of Waste Tech's common stock.

     The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2002 and 2003, are set forth below.


          Fiscal Year Ended
           October 31, 2002              High         Low

          First Quarter                $ 0.21       $ 0.14
          Second Quarter                 0.23         0.14
          Third Quarter                  0.18         0.14
          Fourth Quarter                 0.20         0.13


          Fiscal Year Ended
           October 31, 2003              High         Low

          First Quarter                $ 0.30       $ 0.16
          Second Quarter                 0.25         0.17
          Third Quarter                  0.30         0.19
          Fourth Quarter                 0.31         0.22


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

     Recent Sales of Unregistered Securities

     During the past three years the Company has not sold any unregistered securities.


     Purchases of Equity Securities

     During the fiscal year ended October 31, 2003, the Company, nor anyone on its behalf, repurchased any of the Company securities.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     For the fiscal year ending October 31, 2003, consolidated sales were $5,460,147 compared to $5,125,717 in fiscal 2002, a 6.5% increase. The higher sales were the result of more aggressive sales efforts in a period of depressed economic conditions.

     The Company had net loss of $397,540 in fiscal 2003 as compared to net income of $195,082 in fiscal 2002. The loss in 2003 versus the net income in 2002 is the result of lower gross margins due to changes in product mix and higher labor and overhead costs and the write-down in value of obsolete and slow moving inventory totaling $250,000. Gross profit margins declined from 27.5% in 2002 to 14.5% in 2003. Selling and administrative expenses, excluding deferred compensation payments, were higher by $63,259 in 2003, which was the result of adding a new Vice President of Sales and Marketing at the end of fiscal 2002.


     Financial Condition

     The Company's net working capital at October 31, 2003, was $767,504 as compared to $767,504 at October 31, 2002. In February 2002, the Company reached an agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. The agreement was finalized in August, 2002 and the company reversed the excess accrued expense of $321,500 in the fourth quarter of fiscal 2002. The balance due on the settlement was $57,000 at October 31, 2003.

     On August 7, 2000, the Company entered into a line of credit agreement with Presidential Financial Corporation which allows the Company to borrow up to $500,000. The line of credit bears interest at the prime rate plus one percent (1%) plus certain service charges. This agreement has a one year term with an automatic renewal unless either of the parties to the agreement gives written notice to terminate the agreement at least sixty (60) days prior to the annual renewal date. The amount outstanding under the line of credit at October 31, 2003 was $89,430 and the additional available was $106,139.

     The Company has no commitments for any material capital expenditures. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income from continuing operations. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operation.

     The Company is unaware of any events or uncertainties which are reasonably likely to have a material impact on the Company's short-term or long-term liquidity or the net sales, revenues, or income from continuing operations.

     The Company has no known or anticipated significant elements of income or loss that do not arise from the Company's continuing operations.


     Off Balance Sheet Arrangements

     The Company has no off balance sheet arrangements.

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

     ITEM 8A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer with the participation of other members of senior management reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer believes that:

     The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and form of the Securities and Exchange Commission, and

     The Company's disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


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

     Messrs, Nielsen, Robson and Roth are members of the Company's audit committee. Messrs, Robson and Roth are members of the compensation committee. The Company does not, at the present time, have an independent "financial expert", as that term is defined in the Sarbanes-Oxley Act of 2002, on the Board of Directors and the Audit Committee of the Company. As of the present time, Mr. Nielsen serves as the Company's financial expert. The Company has sought and continues to seek an appropriate individual to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert as well as to find other independent directors to serve on the Company's Board of Directors. The Company has been unable to find an independent financial expert and other independent directors because it does not have sufficient funds to obtain directors and officers insurance or compensate directors for their service.

     During fiscal 2003 the Board of Directors did not meet.

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

     Background of Executive Officers and Directors

     The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

     William E. Nielsen, age 56, joined the Company in June 1994 as its Chief Financial Officer and was elected a Director on November 20, 1997. He was elected President and Chief Executive Officer on May 8, 2001. Prior to joining the Company, Mr. Nielsen acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993, he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a BBA in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.

     Ted C. Flood, age 73, was elected as a Director of the Company in May, 1989. From February 27, 1993, until May 8, 2001, he served as President and Chief Executive Officer of the Company and President and Chief Executive Officer of IBC and CBM, the Company's wholly owned subsidiaries. From 1960 to 1972, he was President of Peabody Solid Waste Management Company (EZ Pack). From 1972 to 1975, Mr. Flood was a corporate Vice-president of marketing for Browning Ferris Industries. During the period from 1977 to 1988, he was the principal shareholder and President of Solid Waste Recovery Systems.

     Morton S. Robson, age 80, was elected a Director and the Secretary of the Company in 1989. On February 23, 1993, he was elected Executive Vice President of the Company. Mr. Robson is the senior partner of the law firm of Robson Ferber Frost Chan & Essner, LLP, which acts as general counsel to the Company. Mr. Robson obtained an LLB degree from St. John's University School of Law.

     Robert Roth, age 78, was elected as a Director of the Company on October 12, 1993. He is the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., and a Director of Keystone Insurance Company, both publicly held companies. For more than the past five (5) years, in addition to being the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., he has been the President and Chief Executive Officer of Browning Weldon Corporation, a privately held financial company.

     David B. Wilhelmy, age 49, joined the Company in September 2002 as Vice President of Sales and Marketing. Prior to joining the Company, Mr. Wilhelmy was Vice President/Sales and Acquisitions for Consolidated Packaging Systems. CPS was a joint venture with Gryphon Investors to consolidate the packaging systems distribution industry, from January 2000 through August 2002. Mr. Wilhelmy was the Southeast Regional Vice President of Sales and Marketing for Packaging for Unisource Distribution Company from 1993 to 2000. Mr. Wilhelmy was responsible for increasing sales of the packaging program from $8 million to $125 million in five years. Mr. Wilhelmy received a Bachelor Degree in Business Administration from Madison University.


     Involvement in Certain Legal Proceedings

     To the knowledge of the Company's management, during the past five years, no present or former director, executive officer, affiliate or person nominated to become a director or an executive officer of the Company:

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

Beneficial Ownership Reporting Compliance-Section 16(a)

     In fiscal 2003, the Company, its officers and directors, were not delinquent in filing of any of its Form 3, 4, and 5 reports.


     Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers (including the Company's principal executive officer, principal financial officer and controller) and employees, known as the Standards of Business Conduct. The Standards of Business Conduct are available on the Company's website at http://www.intl-baler.com. Stockholders may request a free copy of the Standards of Business Conduct from:


          Waste Technology Corporation
          Attention: William E. Nielsen
          5400 Rio Grande Avenue
          Jacksonville, Florida 32254
          (904)358-3812

     ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2003, October 31, 2002, and October 31, 20011:

                           SUMMARY COMPENSATION TABLE

                          ANNUAL COMPENSATION                   LONG TERM AWARDS
-----------------------------------------------------------------------------------------------
NAME AND                                             OTHER ANNUAL       NUMBER       ALL OTHER
PRINCIPAL POSITION    YEAR   SALARY($)   BONUS($)   COMPENSATION($)   OF OPTIONS   COMPENSATION
------------------    ----   ---------   --------   ---------------   ----------   ------------
William E. Nielsen    2003     92,854      -0-              -0-             -0-         -0-
President & CEO       2002     80,021      -0-              -0-        250,000          -0-
                      2001     80,730      -0-              -0-             -0-         -0-

Ted C. Flood,         2003         -0-     -0-         52,3222              -0-         -0-
CEO and President     2002         -0-     -0-              -0-             -0-         -0-
of Company            2001   169,9113      -0-              -0-             -0-         -0-
-----------------------------------------------------------------------------------------------

------------------
1 The law firm of Robson Ferber Frost Chan & Essner, LLP and its predecessor, Robson & Miller, LLP, have provided legal services for the Company. Morton S. Robson, the Executive Vice President and Secretary and a Director of the Company, is the senior partner of Robson Ferber Frost Chan & Essner, LLP. During Fiscal 2003, Robson Ferber Frost Chan & Essner, LLP received $20,395 from Waste Tech for legal services rendered. As of the end of Fiscal 2003 accrued but unpaid legal fees and accrued interest due to Robson Ferber Frost Chan & Essner, LLP from Waste Tech amounted to $570,706.

2 Ted C. Flood, former president of the Company and former president of the Company's subsidiaries, received $52,322 in deferred compensation payments during the fiscal year ended October 31, 2003.

3 Ted C. Flood, former President of the Company and President of the Company's subsidiaries, received $147,657 in compensation from IBC during the fiscal year ended October 31, 2001, and $22,254 from Consolidated during that period.


No Director of the Company received remuneration for services as a Director during fiscal 2003.

     Option Grants in Last Fiscal Year

     No options were granted or exercised during fiscal 2003 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2003.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2003 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2003 with these computations based on 5,516,349 shares of common stock being outstanding at that time.

                            FIVE PERCENT STOCKHOLDERS
                            -------------------------

                                                  AMOUNT OF      APPROXIMATE
NAME AND ADDRESS OF                               BENEFICIAL       PERCENT
 BENEFICIAL OWNER                                 OWNERSHIP        OF CLASS

     Ted C. Flood                                 711,732(5)        12.9%
     5400 Rio Grande Avenue
     Jacksonville, Florida 32254

     William E. Nielsen                           577,676(6)        10.5%
     5400 Rio Grande Avenue
     Jacksonville, Florida 32254

     Morton S. Robson                             586,854(7)        10.6%
     530 Fifth Avenue
     New York, New York 10036

     Robert Roth                                  318,638(8)         5.8%
     Georgetown Electric, Ltd
     Unit 17, 2501 W. Third Street
     Wilmington, Delware 19805

     Cosimo Tacopino                              698,540(9)         12.7%
     145 Connecticut Street
     Staten Island, New York 10207
------------------------------------------------------
5 Consists of 711,732 shares held directly.

6 Consists of 327,676 shares held directly and options to purchase 250,000 shares.

7 Consists of 78,454 shares held directly; 2400 shares held as custodian for his minor son; 505,000 shares held by Robson & Miller, of which Mr. Robson is the senior partner; and 1,000 shares held by the Robson & Miller pension plan. Excludes 89,728 shares held by Kenneth N. Miller, a partner of Mr. Robson who is the beneficial and record owner of such shares.

8 Includes shares owned by family members of Robert Roth as follows: his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (83,968), his daughter, Kathie Cecile Roth (10,000), and his son Charles B. Roth and his wife Marta Roth (107,188).

9 Consists of 211,880 shares held directly; 475,660 shares owned jointly with his wife, Erma Tacopino, and 11,000 shares held directly by Erma Tacopino.

                             DIRECTORS AND OFFICERS

                                           AMOUNT OF            APPROXIMATE
  NAME AND ADDRESS OF                      BENEFICIAL            PERCENT
   BENEFICIAL OWNER                        OWNERSHIP             OF CLASS


William E. Nielsen                          577,676(10)            10.5%
5400 Rio Grande Avenue
Jacksonville, Florida 32254

Ted C. Flood                                711,732(11)            12.9%
5400 Rio Grande Avenue
Jacksonville, Florida 32254

Morton S. Robson                            586,854(12)            10.6%
530 Fifth Avenue
New York, New York 10036

Robert Roth                                 318,638(13)             5.8%
Georgetown Electric, Ltd.
Unit 17, 2501 W. Third Street
Wilmington, Delaware 19805

David B. Wilhelmy                           160,000                 2.9%
5400 Rio Grande Ave.
Jacksonville, FL 32254

Waste Technology Corporation                256,339(14)             4.6%
Profit Sharing Trust

All Officers and Directors                2,611,239                47.3%
as a Group (5 persons)


10 Consists of 327,676 shares held directly and options to purchase 250,000 shares.

11 Consists of 711,732 shares held directly.

12 Consists of 78,454 shares held directly; 2,400 shares held as custodian for his minor son; 505,000 shares held by Robson & Miller, of which Mr. Robson is the senior partner; and 1,000 shares held by the Robson & Miller pension plan. Excludes 89,728 shares held by Kenneth N. Miller, a partner of Mr. Robson who is the beneficial and record owner of such shares.

13 Includes shares owned by family members of Robert Roth as follows: his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (83,968), his daughter, Kathie Cecile Roth (10,000), and his son Charles B. Roth and his wife Marta Roth (107,188).

14 Employees' Profit Sharing Trust of which Messrs. Robson and Nielsen are Trustees.

     Changes In Control

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.


     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Related Party Transactions

          Loans to Officers and Directors

     On December 29, 1995, the Company transferred a life insurance policy, covering the life of its President, to the President in exchange for a note receivable. The amount of the note receivable from the former president was equal to the amount of the cash surrender value of the policy at the time of the transfer. The former president also executed promissary notes to the Company for the subsequent premium payments on the policy which were made by the company. Interest on these notes accrued at 6% per annum. No principal or interest was due until proceeds from the policy were realized.

     In March 2003, the Company reached an agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with an initial present value of $463,000 payable over a ten year period. In addition, the former president agreed to exchange the life insurance policy to settle the notes due from officer. In June 2003, the life insurance policy was transferred to the company and the company surrendered the policy for the cash value of $306,000. This amount was applied to the notes receivable from the former president.

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

     As of the end of fiscal 2003, the Company owed Mr. Robson's law firm the sum of $580,639 for legal fees and accrued interest. The Company has acquired a security interest in the shares acquired by Robson & Miller by the exercise of the aforesaid option as collateral security for repayment of the outstanding loan of Mr. Robson. As of October 31,2003, Mr. Robson still owed the Company $427,364 together with accrued interest. The largest aggregate outstanding loan balance of Mr. Robson's during the past two (2) fiscal years was $950,498.

          Legal Services

     The law firm in which Morton S. Robson, the Secretary and a Director of the Company, is a partner have provided services to the Company in fiscal 2003. During fiscal 2003, Mr. Robson's law firm received $20,395 from Waste Tech as payment for legal services rendered. As of the end of fiscal 2003, accrued but unpaid legal fees and accrued interest due to Mr. Robson's law firm from the Company amounted to $570,706.

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


          Parent Of Issuer

     The Company has no parent.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits

     1. Financial Statements:

          Consolidated Balance Sheets
          Consolidated Statements of Income
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows

     2. Financial Statement Schedules:

          Schedule II - Accounts Receivable from Related Parties, Underwriters,
                        Promoters, and Employees other than Related Parties

          Schedule X -  Supplementary Income Statement Information

     3. The following exhibits are filed herewith:

          Exhibit No. and Description

             14           Code of Ethics
             18           Letter on change in accounting principles
             21           List of subsidiaries
             31           Certification of Chief Executive Officer and Chief
                          Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
             32           Certification of Chief Executive Officer and Chief
                          Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     4. Exhibit Index.

          (a) The following documents heretofore filed by the Company with the commission are hereby incorporated by reference herein:

     (I) from the Registration Statement on Form S-18 filed with the Commission in April, 1985 (Registration No. 2-97045)

          Exhibit No. and Description

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

          Exhibit No. and Description

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

          Exhibit No. and Description

            10.6 Severance Agreement between International Baler Corporation and Ted C. Flood dated May 17, 1989, and agreed to June 3, 1989.

            10.7 Waste Technology Corp. Profit Sharing Plan including Agreement of Trust.


     (IV) Current Report on Form 8-K, Date of Report, March 22, 1990:

          Exhibit No. and Description

            10.10         Agreement between Waste Technology Corp. and U.S.
                          Environmental, Inc. dated March 26, 1990.


     (V)  Current Report on Form 8-K, Date of Report, April 12, 1990:

          Exhibit No. and Description

            10.11         Stock Purchase Agreement dated April 12, 1990.

            10.12         Standstill Agreement dated April 12, 1990.

     (VI) Form 8 Amendment No. 1 to the Annual Report on Form 10-K for fiscal year ended October 31, 1989:

          Exhibit No. and Description

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

          Exhibit No. and Description

             3.7          Certificate of Incorporation of Waste Tech Real Estate
                          Corp.

             3.8 Certificate of Incorporation of Consolidated Baler Sales & Service, Inc.

            10.19 Joint Venture Agreement between Waste Tech Real Estate and Rock-Tech Corp.

     (VIII) Current Report on Form 8-K, Date of Report April 2, 1991:

          Exhibit No. and Description

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

          Exhibit No. and Description

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

          Exhibit No. and Description

            10.30         Agreement between Waste Technology Corp. and Charles
                          B. Roth, dated June 25, 1992.

     (XI) Current Report on Form 8K, Date of Report May 7, 1993:

          Exhibit No. and Description

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

          Exhibit No. and Description

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

          Exhibit No. and Description

             4.1          1995 Stock Option Plan

     (XIV) Annual Report on Form 10K for the Fiscal Year ended October 31, 1996:

          Exhibit No. and Description

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

          Exhibit No. and Description

            10.39 Agreement of Merger between International Baler Corporation and IBC Merger Corporation dated June 24, 1997.

            10.39.1 Certificate of Merger of International Baler Corporation into IBC Merger Corporation.

     (XVI) Current Report on Form 8-KA, Date of Report, October 13, 1997:

          Exhibit No. and Description

            16.1 Letter dated October 30, 1997 from Morton S. Robson, Esq. of Robson & Miller, LLP to James E. Newman of Coopers & Lybrand.

            16.2 Letter Dated November 5, 1997 from Coopers & Lybrand L.L.P. to the Securities and Exchange Commission.


     (XVII) Annual Report on Form 10K for the Fiscal Year ended October 31,
            1998:

          Exhibit No. and Description

            10.40         Agreement between Solid Waste Recovery Systems, Inc.
                          and DryVac Environmental, Inc.


     (XVIII) Current Report on Form 8-K, Date of Report, November 2, 1999:

          Exhibit No. and Description

            10.40a        Memorandum of Intent between Waste Technology Corp.
                          and Sidney Wildes and Forrest H. Wildes dated November 2, 1999.


     (XIX) Current Report on Form 8-K, Date of Report, December 10, 1999:

          Exhibit No. and Description

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

            10.41.9       Buyer's Compliance Certificate

            10.41.10 Assignment and Assumption of Accounts between International Press and Shear Corporation and IPS Balers Inc.

            10.41.11      Certification as to Payment of Taxes

            10.41.12 Bill of Sale from International Press and Shear Corporation to IPS Balers Inc.

(B) No Reports on Form 8-K were covered during the last quarter of Fiscal 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


     Audit Fees

     The principal accountant billed the Company $58,000 in both fiscal 2003 and 2002 for the audit of the Company's annual financial statements and the review of the financial statements included in the Company's form 10-QSB.


     Audit-Related Fees

     There were no other audit related fees in either of the last two fiscal years.


     Tax Fees

     The principal accountant billed the Company $11,000 in fiscal 2003 and fiscal 2002 for professional services related to taxes.


     All Other Fees

     There were no other fees billed to the Company by the principal accountant for any other services.


     Pre-approved Policies and Procedures

     The amount to be charged to the Company for normal audit and tax services is approved by the audit committee prior to the period of service. Additional charges, if any, are approved prior to the auditor undertaking those services.

     All audit and audit related fees in the last two fiscal years were approved by the audit committee.


     Work performed by persons other than the principal accountants.

     No audit or audit related work was performed by anyone others than the principal accountants.

                                   SIGNATURES


     In accordance with Section 13 or 15 (d) of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                           WASTE TECHNOLOGY CORP.
                                           (Registrant)

                                           By: /s/ William E. Nielsen
                                              --------------------------------
                                              William E. Nielsen, President

                                           Dated: February 13, 2004

     Pursuant to the requirements of the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.


Signature                           Title                            Date



/s/ William E. Nielsen      Chief Executive Officer            February 13, 2004
-----------------------     Principal Financial and
William E. Nielsen          Accounting Officer and Director


/s/ Ted C. Flood            Director                           February 13, 2004
-----------------------
Ted C. Flood


/s/ Morton S. Robson        Director                           February 13, 2004
-----------------------
Morton S. Robson


/s/ Robert Roth             Director                           February 13, 2004
-----------------------
Robert Roth

                    WASTE TECHNOLOGY CORP. AND SUBSIDIARIES



                        Consolidated Financial Statements



                            October 31, 2003 and 2002



                   (With Independent Auditors' Report Thereon)

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2003 and 2002


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Waste Technology Corp.:


We have audited the accompanying consolidated balance sheets of Waste Technology Corp. and Subsidiaries as of October 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Technology Corp. and Subsidiaries as of October 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Jacksonville, FL
December 19, 2003

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            October 31, 2003 and 2002


                                     ASSETS                                2003              2002
                                                                       ------------      ------------
Current assets:
     Cash and cash equivalents                                         $     99,495           160,630
     Accounts receivable, net of allowance for doubtful
        accounts of $40,000 for 2003 and 2002                               654,624           549,784
     Inventories (note 4)                                                 1,287,647         1,537,648
     Prepaid expenses and other current assets                               58,519            14,604
                                                                       ------------      ------------
                 Total current assets                                     2,100,285         2,262,666
                                                                       ------------      ------------
Property, plant and equipment, at cost, net (note 5)                        517,836           533,282

Other assets:
     Due from officer (note 3)                                               90,768           411,809
     Other assets                                                             3,246             3,246
                                                                       ------------      ------------
                 Total other assets                                          94,014           415,055
                                                                       ------------      ------------
                 Total assets                                          $  2,712,135         3,211,003
                                                                       ============      ============



                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Revolving promissory note (note 6)                                $     89,430            48,159
     Accounts payable                                                       265,652           288,167
     Accrued liabilities                                                    384,502           433,534
     Current portion of deferred compensation (note 3)                       66,831            69,000
     Accrued legal judgment (note 7)                                         57,000           171,000
     Customer deposits                                                      469,366           407,626
                                                                       ------------      ------------
                 Total current liabilities                                1,332,781         1,417,486
                                                                       ------------      ------------
Deferred compensation, net of current portion (note 3)                      389,928           394,000

Stockholders' equity (notes 3 and 9):
     Common stock, $0.01 par value. Authorized 25,000,000 shares;
        issued 6,179,875 shares in 2003 and 2002                             61,799            61,799
     Preferred stock, $0.0001 par value. Authorized 10,000,000
        shares; issued none                                                      --                --
     Additional paid-in capital                                           6,347,187         6,347,187
     Accumulated deficit                                                 (4,620,462)       (4,222,922)
                                                                       ------------      ------------
                                                                          1,788,524         2,186,064
     Less treasury stock, 663,526 shares in 2003 and 2002, at cost          419,306           419,306
     Less notes receivable from stockholders, net (note 3)                  379,792           367,241
                                                                       ------------      ------------
                 Total stockholders' equity                                 989,426         1,399,517

Commitments and contingencies (note 7)
                                                                       ------------      ------------
                 Total liabilities and stockholders' equity            $  2,712,135         3,211,003
                                                                       ============      ============

See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      Years ended October 31, 2003 and 2002




                                                           2003              2002
                                                       ------------      ------------
Net sales (note 11)                                    $  5,460,147         5,125,717
Cost of sales                                             4,670,290         3,714,301
                                                       ------------      ------------

                 Gross profit                               789,857         1,411,416
                                                       ------------      ------------
Operating expenses:
     Selling                                                535,710           441,110
     General and administrative                             596,645           616,127
     Deferred compensation settlement (note 3)                   --           463,000
                                                       ------------      ------------

                                                          1,132,355         1,520,237
                                                       ------------      ------------

                 Loss from operations                      (342,498)         (108,821)
                                                       ------------      ------------
Other income (expense):
     Interest income (note 3)                                18,459            32,698
     Interest expense                                       (66,319)          (54,220)
     Credit for legal judgment (note 7)                          --           321,500
     Other                                                   (7,182)            3,925
                                                       ------------      ------------

                                                            (55,042)          303,903
                                                       ------------      ------------

                 Income (loss) before income taxes         (397,540)          195,082
                                                       ------------      ------------

Income taxes (note 9)                                            --                --
                                                       ------------      ------------

                 Net income (loss)                     $   (397,540)          195,082
                                                       ============      ============

Basic and diluted earnings (loss) per share            $      (0.07)             0.04

Weighted average number of shares                         5,516,349         5,516,349




See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                      Years ended October 31, 2003 and 2002



                                     COMMON STOCK
                              PAR VALUE $0.01 AUTHORIZED
                                   25,000,000 SHARES                                    TREASURY STOCK
                                ----------------------                             ----------------------      NOTES
                                  NUMBER                 ADDITIONAL                  NUMBER                 RECEIVABLE
                                 OF SHARES     PAR         PAID-IN   ACCUMULATED       OF                      FROM
                                  ISSUED      ISSUED       CAPITAL     DEFICIT       SHARES       COST     STOCKHOLDERS     TOTAL
                                ----------  ----------   ----------   ----------   ----------  ----------   ----------   ----------
Balance, October 31, 2001        6,179,875  $   61,799    6,347,187   (4,418,004)     663,526  $ (419,306)    (382,820)   1,188,856
Net increase of note receivable
    from stockholders (note 3)          --          --           --           --           --          --       15,579       15,579
Net income                              --          --           --      195,082           --          --           --      195,082
                                ----------  ----------   ----------   ----------   ----------  ----------   ----------   ----------
Balance, October 31, 2002        6,179,875      61,799    6,347,187   (4,222,922)     663,526    (419,306)    (367,241)   1,399,517
Net increase of note receivable
    from stockholders (note 3)          --          --           --           --           --          --      (12,551)     (12,551)
Net loss                                --          --           --     (397,540)          --          --                  (397,540)
                                ----------  ----------   ----------   ----------   ----------  ----------   ----------   ----------

Balance, October 31, 2003        6,179,875  $   61,799    6,347,187   (4,620,462)     663,526  $ (419,306)    (379,792)     989,426
                                ==========  ==========   ==========   ==========   ==========  ==========   ==========   ==========






See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Years ended October 31, 2003 and 2002



                                                                              2003              2002
                                                                          ------------      ------------
Cash flows from operating activities:
     Net (loss) income                                                    $   (397,540)          195,082
     Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities:
          Depreciation and amortization                                         40,424            42,956
          Changes in assets and liabilities:
               Accounts receivable                                            (104,840)          (71,901)
               Inventories                                                     250,001           186,887
               Prepaid expenses and other current assets                       (43,915)          (13,561)
               Other assets                                                         --             1,086
               Accounts payable                                                (22,515)         (239,786)
               Accrued liabilities, deferred compensaton and accrued
                 legal judgement                                              (169,273)           78,261
               Customer deposits                                                61,740           225,766
                                                                          ------------      ------------

                 Net cash (used in) provided by operating activities          (385,918)          404,790
                                                                          ------------      ------------

Cash flows from investing activities:
     Net investment in notes receivable from stockholders                      308,490            (2,765)
     Purchases of property and equipment                                       (24,978)          (11,822)
                                                                          ------------      ------------

                 Net cash provided by (used in) investing activities           283,512           (14,587)
                                                                          ------------      ------------

Cash flows from financing activities:
     Net drawings (payments) from revolving promissory note                     41,271          (163,366)
     Payments on long-term debt                                                     --           (90,277)
                                                                          ------------      ------------
                 Net cash provided by (used in) financing activities            41,271          (253,643)
                                                                          ------------      ------------
                 Net (decrease) increase in cash and cash equivalents          (61,135)          136,560

Cash and cash equivalents at beginning of year                                 160,630            24,070
                                                                          ------------      ------------

Cash and cash equivalents at end of year                                  $     99,495           160,630
                                                                          ============      ============
Supplemental cash flow information:
     Cash paid for interest                                               $     38,208            54,675
                                                                          ============      ============

See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2003 and 2002

(1)    NATURE OF BUSINESS

       Waste Technology Corp. and its wholly owned subsidiaries (the Company) manufacture baling equipment which utilize mechanical, hydraulic, and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills, and paper recycling facilities throughout the United States, the Far East, and South America.

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

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2003 and 2002

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

       (i)    STOCK-BASED COMPENSATION

              The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

              The weighted average fair value of options granted during fiscal 2002 was $.04. This amount was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 5%; useful life of 10 years; 30% volatility and no dividend yield.

              The Company has adopted the disclosure only provisions of SFAS No.
              123. As such, had compensation expense for the Company's stock plan been determined based on fair value at the date of grant, the Company's net income would have been as follows:

                                                        2003            2002
                                                     ----------      ----------
                  Net (loss) income                  $ (159,984)        195,802
                  Proforma compensation expense            --           (10,000)
                                                     ----------      ----------
                  Proforma net (loss) income         $ (159,984)        185,802
                                                     ==========      ==========

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2003 and 2002

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

       On July 15, 1991, the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The financing of the transactions was paid with funds borrowed from the Company with the unanimous approval of the Company's board of directors. The four individuals executed promissory notes in favor of the Company, originally payable in three annual installments due July 15, 1992-1994 plus accrued interest from July 15, 1991 at the rate of 9% per annum. The former chairman's promissory note was satisfied in 1993. The Company extended the initial installment date for the general counsel to begin on July 15, 1997. No payments were made during the years ended October 31, 2003 and 2002. The debt is collateralized by a lien on the 134,591 shares of the Company's common stock and a personal guarantee and the guarantee of general counsel's law firm to the extent of his loan. On June 13, 1995, the general counsel and his law firm exercised their option to purchase 250,000 shares of Waste Technology Corp. common stock at $1.00 per share, whereby, the Company reduced the legal fees payable to the law firm in lieu of cash. These shares are also being held as collateral for the note receivable from the general counsel.

       During 1997, the general counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the general counsel at such time as the board of directors shall determine. Accordingly, notes receivable from the general counsel, net of accrued legal fees of $379,792 and $367,241, are presented as a reduction of stockholders' equity at October 31, 2003 and 2002, respectively.

       On December 29, 1995, the Company transferred a life insurance policy, covering the life of its former president, in exchange for a note receivable. The amount of the note receivable from the former president is equal to the amount of the cash surrender value of the policy at the time of the transfer. Interest accrued at the rate of 6% per annum. For 2002, no principal or interest was due until proceeds from the policy were realized. During 2003, the former president signed over the life insurance policy to the Company, which then cashed in the policy and used the proceeds to reduce the note receivable from the former president. The note receivable from the president was $105,134 and $411,809 at October 31, 2003 and 2002, respectively.

       The Company has a deferred compensation agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $456,759, payable over the next nine years, a portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2003 and 2002

       The consolidated statements of operations includes interest income on officer and director notes receivable of $43,351 and $56,806 for fiscal 2003 and 2002. Legal expenses to the general counsel and his law firm were $20,395 and $19,997 for fiscal 2003 and 2002, respectively.

(4)    INVENTORIES

       Inventories consisted of the following:

                                                        2003            2002
                                                     ----------      ----------
                  Finished products                  $  219,627         124,627
                  Work in process                       569,474         555,473
                  Raw materials                         498,546         857,548
                                                     ----------      ----------
                                                     $1,287,647       1,537,648
                                                     ==========      ==========


       During the year ended October 31, 2003, the Company identified and wrote-off approximately $250,000 of slow moving and obsolete inventory. This inventory is no longer used in the company's current manufactured models.

(5)    PROPERTY, PLANT, AND EQUIPMENT

       The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

                                                        2003            2002
                                                     ----------      ----------
                  Land                               $   77,304          77,304
                  Buildings and improvements            911,158         905,539
                  Machinery and equipment               793,421         774,061
                  Vehicles                               95,327         104,024
                                                     ----------      ----------
                                                      1,877,210       1,860,928
                  Less accumulated depreciation       1,359,374       1,327,646
                                                     ----------      ----------
                                                     $  517,836         533,282
                                                     ==========      ==========

       Depreciation and amortization expense was $40,424 and $42,956 in fiscal 2003 and 2002, respectively.

(6)    REVOLVING PROMISSORY NOTE

       In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow up to the lesser of 80% of eligible receivables or $500,000. The line of credit bears interest at prime plus 1% (5.75% at October 31, 2003) plus certain service charges and expires in August 2004. The line of credit had an outstanding balance of $89,430 and $48,159 at October 31, 2003 and 2002, respectively. The unused line of credit at October 31, 2003 was approximately $106,000.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2003 and 2002

(7)    COMMITMENTS AND CONTINGENCIES

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

       In August 2002, the Company reached an agreement with the insurance carrier to settle the amount due on the judgment for the sum of $280,000 payable in installments. The first installment payment was made in August 2002, and as of October 31, 2003, the Company was current in making such installment payments and the balance due under the terms of the settlement agreement with the carrier at October 31, 2003 and 2002 was $57,000 and $171,000, respectively. The Company will make its final payment, under the agreement, in April 2004.

(8)    INCOME TAXES

       The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company's effective rate are as follows:

                                                        2003             2002
                                                     ----------      ----------
               Expected federal income tax (benefit)
                 expense at statutory rate           $ (142,000)         66,000
               State income tax (benefit) expense,
                 net federal income tax effect          (15,000)          7,000
               Change in valuation allowance, net
                 of correction to prior years'
                 deferred taxes                         157,000         (73,000)
                                                     ----------      ----------
               Income taxes                          $     --              --
                                                     ==========      ==========

       The Company files consolidated federal and state income tax returns with its subsidiaries. The net change in the total valuation allowance for the years ended October 31, 2003 and 2002 an increase of $157,000 and a decrease of $73,000, respectively. Realization of net deferred tax assets is dependent on generating sufficient taxable income in the future. Based on current and anticipated future economic conditions, management cannot ascertain when it will become more likely than not that any portion of the net deferred tax asset will be realized.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2003 and 2002

       The significant components of the net deferred income tax assets at October 31, 2003 and 2002 are as follows:

                                                        2003            2002
                                                     ----------      ----------
               Reserves and allowances               $  130,000         136,000
               Property, plant, and equipment            85,000          95,000
               General business credit carryforwards     15,000          15,000
               Net operating loss carryforwards       1,529,000       1,348,000
               Other                                     60,000          68,000
                                                     ----------      ----------
                                                      1,819,000       1,662,000
               Less valuation allowance               1,819,000       1,662,000
                                                     ----------      ----------
                     Net deferred income taxes       $     --              --
                                                     ==========      ==========

       Net federal operating loss carryforwards for income tax purposes are approximately $4,000,000 and expire in years 2007 through 2023. The Company has an alternative minimum tax credit carryforward of approximately $30,000.

(9)    STOCK OPTIONS

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

       A summary of the status of the Company's stock options is presented below:

                                                                      Weighted
                                                                       average
                                                                      exercise
                                                       Shares           price
                                                     ----------      ----------
                  Outstanding, October 31, 2001         290,000          0.5345
                  Cancelled                             (40,000)         0.7500
                  Issued                                250,000          0.3000
                                                     ----------
                  Outstanding, October 31, 2002         500,000          0.4000
                  Cancelled                            (200,000)         0.5000
                  Issued                                   --              --
                                                     ----------
                  Outstanding, October 31, 2003         300,000          0.3000
                                                     ----------
                  Shares exercisable                    300,000
                                                     ==========

       The outstanding stock options at October 31, 2003, have an exercise price of $0.30 per share and a remaining contractual term ranging from one to nine years.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2003 and 2002

(10)   EMPLOYEES' BENEFIT PLAN

       The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan in 2003 or 2002.

(11)   EXPORT SALES

       Export sales were approximately 23% and 20% for the years ended October 31, 2003 and 2002, respectively. The principal international markets served by the Company, include Canada, China, United Kingdom, India, Korea, Japan, Russia and Brazil. In 2003, the Company had a percentage of total sales of over 11% to Brazil. In 2002 no sales in one geographic region exceeded 10.