Form 10QSB
period 2004-01-31
WASTE TECHNOLOGY CORP
filed 2004-03-12
CIK 781902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(Mark One)

 [X] Quarterly report under to Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the quarterly period ended     January 31, 2004.
                                              -----------------

 [_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the transition period from         to
                                          -------    --------

Commission File Number 0-14443

                          WASTE TECHNOLOGY CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  Delaware                                   13-2842053
      -------------------------------                     ----------------
      (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                    Identification No.)

                             5400 Rio Grande Avenue
                           Jacksonville, Florida 32254
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (904) 355-5558
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     At February 29, 2004, Issuer had outstanding 5,516,349 shares of its Common Stock.

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

         ITEM I.  FINANCIAL STATEMENTS

               Consolidated Condensed Balance Sheets as of
               January 31, 2004, and October 31, 2003.........................3

               Consolidated Condensed Statements of Operations
               for the three months ended January 31, 2004
               and January 31, 2003 . . ......................................4

               Consolidated Condensed Statements of
               Changes in Stockholders' Equity for the period
               from October 31, 2002, to January 31, 2004.....................5

               Consolidated Condensed Statements of Cash Flows
               for the three months ended January 31, 2004,
               and January 31, 2003...........................................6

               Notes to Consolidated Condensed Financial
               Statements.....................................................7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............10


         ITEM 3.  CONTROLS AND PROCEDURES....................................11



PART II. OTHER INFORMATION...................................................12


         ITEM 6.  EXHIBITS...................................................12


SIGNATURES...................................................................13

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                                      1/31/2004           10/31/2003
                                                                   ------------         ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                        $    133,125         $     99,495
  Accounts receivable, net of allowance
    for doubtful accounts of $40,000 in 2004 and 2003                   611,015              654,624
  Inventories                                                         1,222,648            1,287,647
  Prepaid expense and other current assets                               53,209               58,519
                                                                   ------------         ------------
          Total current assets                                        2,019,997            2,100,285

Property, plant and equipment, at cost                                1,877,211            1,877,211
  Less:  accumulated depreciation                                     1,367,776            1,359,375
                                                                   ------------         ------------
          Net property, plant and equipment                             509,435              517,836

Other assets:
  Other assets                                                            3,246                3,246
  Due from Director                                                      88,105               90,768
                                                                   ------------         ------------
          Total other assets                                             91,351               94,014
                                                                   ------------         ------------
          TOTAL ASSETS                                             $  2,620,783         $  2,712,135
                                                                   ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                        $    146,878         $     89,430
  Accounts payable                                                      316,857              265,652
  Accrued liabilities                                                   369,409              384,502
  Current portion of deferred compensation                               67,000               66,831
  Customer deposits                                                     407,146              469,366
  Accrued judgment                                                       28,500               57,000
                                                                   ------------         ------------
          Total current liabilities                                   1,335,790            1,332,781

Deferred compensation, net of current portion                           380,648              389,928
                                                                   ------------         ------------

          Total liabilities                                           1,716,438            1,722,709

Stockholders' equity:
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 2003 and 2002                                       61,799               61,799
  Preferred stock, par value $.0001,
    10,000,000 shares authorized, none issued                                 0                    0
  Additional paid-in capital                                          6,347,187            6,347,187
  Accumulated deficit                                                (4,704,524)          (4,620,462)
                                                                   ------------         ------------
                                                                      1,704,462            1,788,524

Less:  Treasury stock, 663,526 shares at cost                           419,306              419,306
Less:  Note receivable from shareholders                                380,811              379,792
                                                                   ------------         ------------
          Total stockholders' equity                                    904,345              989,426
                                                                   ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  2,620,783         $  2,712,135
                                                                   ============         ============

See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Three months ended:                                                   1/31/2004            1/31/2003
                                                                   ------------         ------------
Net Sales                                                          $  1,267,608         $  1,054,328

Cost of Sales                                                         1,066,663              902,214
                                                                   ------------         ------------

Gross Profit                                                            200,945              152,114

Operating Expenses:
  Selling                                                               121,948              138,265
  General and Administrative                                            160,811              165,812
                                                                   ------------         ------------

    Total operating expenses                                            282,759              304,077

Operating Income (Loss)                                                 (81,814)            (151,963)

Other Income (Expense):
  Interest and Dividends                                                  3,790                3,464
  Interest Expense                                                       (6,976)              (7,693)
  Other Income                                                              938                1,109
  Other Expense                                                               0                 (781)
                                                                   ------------         ------------

    Total Other Income (Expenses)                                        (2,248)              (3,901)
                                                                   ------------         ------------

Income (Loss) before income taxes                                       (84,062)            (155,864)

Income Taxes
  Current                                                                     0                    0
  Deferred                                                                    0                    0
                                                                   ------------         ------------

Net Income (Loss)                                                  $    (84,062)        $   (155,864)
                                                                   ============         ============


Basic and diluted Income (Loss) per share                                 (0.02)               (0.04)

Weighted average number of shares                                     5,516,349            5,516,349

See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
 For the Year Ended October 31, 2003 and the Three Months Ended January 31, 2004
                                    unaudited

                                            Common Stock
                                       Par Value $.01 Authorized
                                          25,000,000  Shares                                                  Treasury Stock
                                     -----------------------------                                    -----------------------------
                                        NUMBER                         ADDITIONAL                         NUMBER
                                       OF SHARES          PAR           PAID-IN      ACCUMULATED            OF
                                        ISSUED           VALUE          CAPITAL         DEFICIT           SHARES           COST
                                     -------------   -------------   -------------   -------------    -------------   -------------
       Balance at October 31, 2002       6,179,875   $      61,799   $   6,347,187   $  (4,222,922)         663,526   $    (419,306)

Net Adjustment of Note Receivable
  from shareholder                             -0-             -0-             -0-             -0-              -0-             -0-

Net Income (Loss)                              -0-             -0-             -0-        (397,540)             -0-             -0-
                                     -------------   -------------   -------------   -------------    -------------   -------------

       Balance at October 31, 2003       6,179,875          61,799       6,347,187      (4,620,462)         663,526        (419,306)


Net Adjustment of Note Receivable
  from shareholder                             -0-             -0-             -0-             -0-              -0-             -0-

Net Income (Loss)                              -0-             -0-             -0-         (84,062)             -0-             -0-
                                     -------------   -------------   -------------   -------------    -------------   -------------

       Balance at January 31, 2004       6,179,875   $      61,799   $   6,347,187   $  (4,704,524)         663,526   $    (419,306)
                                     =============   =============   =============   =============    =============   =============


                                    NOTE RECEIVABLE      TOTAL
                                         FROM         STOCKHOLDERS'
                                      SHAREHOLDER        EQUITY
                                     -------------    -------------
       Balance at October 31, 2002   $    (367,241)   $   1,399,517

Net Adjustment of Note Receivable
  from shareholder                         (12,551)         (12,551)

Net Income (Loss)                              -0-         (397,540)
                                     -------------    -------------

       Balance at October 31, 2003        (379,792)         989,426


Net Adjustment of Note Receivable
  from shareholder                          (1,019)          (1,019)

Net Income (Loss)                              -0-          (84,062)
                                     -------------    -------------

       Balance at January 31, 2004   $    (380,811)   $     904,345
                                     =============    =============

See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    unaudited

For The Three Months Ended                                            1/31/2004            1/31/2003
                                                                   ------------         ------------
Cash flow from operating activities:
  Net (loss) income                                                $    (84,062)        $   (155,864)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                         8,401                9,098
  Changes in operating assets and liabilities:
    Accounts receivable                                                  43,609              147,006
    Inventories                                                          64,999             (226,999)
    Prepaid expenses and other current assets                             5,310               (7,985)
    Accounts payable                                                     51,205              111,821
    Accrued liabilities,  Deferred compensation                         (24,204)             (67,992)
    Customer deposits                                                   (62,220)             (32,698)
    Accrued judgment                                                    (28,500)             (28,500)
                                                                   ------------         ------------
      Net cash provided by (used in) operating activities               (25,462)            (252,113)

Cash flows from investing activities:
  (Increase)decrease in notes receivable from shareholders                1,644                  445
  Purchase of property and equipment                                          0              (11,556)
                                                                   ------------         ------------
    Net cash provided by (used in) investing activities                   1,644              (11,111)

Cash flows provided by financing activities - Net Drawings
  from revolving promissory note                                         57,448              195,718


Net increase (decrease) in cash and cash equivalents                     33,630              (67,506)
Cash and cash equivalents at beginning of period                         99,495              160,630
                                                                   ------------         ------------
Cash and cash equivalents at end of period                         $    133,125         $     93,124
                                                                   ============         ============

Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
   Interest                                                               6,796                5,210
   Income taxes                                                               0                    0

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

2.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2004, are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. The accompanying consolidated condensed balance sheet as of October 31, 2003 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2003.

For further information, refer to the Company's Annual Report on form 10-KSB for the year ended October 31, 2003, and the Management Discussion included in this form 10-QSB.

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


4.   RELATED PARTY TRANSACTIONS:

The Company was indebted in the amount of $579,302 to the General Counsel and his law firm at January 31, 2004. During 1997, the General Counsel and his law firm authorized the Company to off set accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at January 31, 2004. The notes receivable from the General Counsel, net of the amount the Company is indebted to the General Counsel, is shown as a reduction of stockholders' equity.

On December 29, 1995, the Company transferred a life insurance policy, covering the life of its president, to the president in exchange for a note receivable. The amount of the note receivable from the former president was equal to the amount of the cash surrender value of the policy at the time of the transfer. During 2003, the former president signed over the life insurance policy to the Company, which then cashed in the policy and used the proceeds to reduce the note receivable from the former president. The note receivable from the president was $102,942 at January 31, 2004. Interest accrues at 6% per annum.

The Company has a deferred compensation agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $447,648, payable over the next nine years, a portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

5.   INVENTORIES

     Inventories consisted of the following:

                                                  January 31,        October 31,
                                                     2004               2003
                                                  ----------         ----------
                  Finished Products               $  256,627         $  219,627
                  Work in process                    491,473            569,474
                  Raw materials                      474,548            498,546
                                                  ----------         ----------
                                                  $1,222,648         $1,287,647
                                                  ==========         ==========
6.   REVOLVING PROMISSORY NOTE:

In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow against certain equipment and 80% of eligible receivables or $500,000. The line of credit bears interest at prime rate plus one percent (1%) plus certain service charges. The line of credit had an outstanding balance of $146,878 and the unused line of credit was approximately $100,000 at January 31, 2004.

7.   INCOME TAXES

As of January 31, 2004, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of July 31, 2003, the Company has approximately $4,000,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2023.

8.   STOCK-BASED COMPENSATION

The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and are related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure only provisions of SFAS No. 123. As such, had compensation expense for the Company's stock plan been determined based on fair value at the date of grant, the Company's net loss would have been as follows:

                                                 Three Months ended January 31:
                                                 ------------------------------
                                                    2004                2003
                                                 ----------          ----------
     Net income (loss)                           $  (84,062)         $ (155,864)
     Proforma compensation expense                     --                  --
                                                 ----------          ----------
     Proforma net income                         $  (84,062)         $ (155,864)
                                                 ==========          ==========


     Basic and diluted income (loss) per share   $    (0.02)         $    (0.04)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTH COMPARISON

In the first quarter ending January 31, 2004, the Company had net sales of $1,267,608, as compared to net sales of $1,054,328 in the first quarter of fiscal 2003, an increase of 20.2%. The increase in sales is due to the improved economic conditions in the first quarter of 2004 versus the first quarter of the prior year. Also, the first quarter of 2003 was adversely affected by certain orders which were scheduled to ship in the first quarter, but were shipped in the second quarter.

The Company had a net loss of $84,062 in the first quarter of fiscal 2004, as compared to a net loss of $155,864 in the first quarter of fiscal 2003. The lower loss is the result of the higher net sales and lower selling and administrative expenses.

The Company believes that it will equal or exceed the results of the prior fiscal year due to the improved economic conditions over the prior year. The sold order backlog was approximately $2,000,000 at February 29, 2004 as compared to $2,100,000 at February 28, 2003.

FINANCIAL CONDITION:

Net working capital at January 31, 2004 was $ 684,207 as compared to $767,504 at October 31, 2003. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that:

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

PART II. OTHER INFORMATION

None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

THE FOLLOWING EXHIBITS ARE SUBMITTED HEREWITH:


       Exhibit 31. Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.


       Exhibit 32. Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.



THE COMPANY FILED NO REPORTS ON FORM 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: March 12, 2004               WASTE TECHNOLOGY CORPORATION



                               BY: /s/William E. Nielsen
                                   ------------------------------------------
                                   William E. Nielsen
                                   President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)


                               BY: /s/Morton S. Robson
                                   ------------------------------------------
                                   Morton S. Robson
                                   Secretary