Form 10QSB
period 2004-04-30
WASTE TECHNOLOGY CORP
filed 2004-06-14
CIK 781902

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB



(Mark One)

    X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
  -----   Act of 1934

For the quarterly period ended     April 30, 2004    .
                               ----------------------


          Transition report under Section 13 or 15(d) of the Securities Exchange
  -----   Act of 1934

For the transition period from         to
                               -------    --------

Commission File Number 0-14443





                          WASTE TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



                  Delware                                    13-2842053
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


   At May 31, 2004, Issuer had outstanding 5,516,349 shares of its Common Stock.


   Transitional small business disclosure format check one:
                                             Yes                  No   X
                                                 -----               -----


================================================================================

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS




                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION................................................ 3

         ITEM 1. FINANCIAL STATEMENTS

                 Consolidated Condensed Balance Sheets as of
                 April 30, 2004, and October 31, 2003......................... 3

                 Consolidated Condensed Statements of Operations
                 for the three months and six months ended
                 April 30, 2004 and April 30, 2003 ........................... 4

                 Consolidated Condensed Statements of Changes
                 in Stockholders' Equity for the period
                 from October 31, 2002, to April 30, 2004..................... 6

                 Consolidated Condensed Statements of Cash Flows
                 for the three months and six months ended
                 April 30, 2004 and April 30, 2003............................ 7

                 Notes to Consolidated Condensed Financial
                 Statements................................................... 9


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS................12


         ITEM 3. CONTROLS AND PROCEDURES......................................13



PART II. OTHER INFORMATION....................................................14


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS......................................................14


         ITEM 6. EXHIBITS.....................................................15


SIGNATURES....................................................................16

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                        4/30/2004        10/31/2003
                                                      ------------      ------------
ASSETS
------
Current Assets:
  Cash and cash equivalents                           $    108,461      $     99,495
  Accounts receivable, net of allowance for
    doubtful accounts of $40,000 in 2004 and 2003          880,994           654,624
  Inventories                                            1,114,648         1,287,647
  Prepaid expense and other current assets                  91,930            58,519
                                                      ------------      ------------
          Total current assets                           2,196,033         2,100,285

Property, plant and equipment, at cost                   1,877,211         1,877,211
  Less:  accumulated depreciation                        1,376,176         1,359,375
                                                      ------------      ------------
          Net property, plant and equipment                501,035           517,836

Other assets:
  Other assets                                               3,246             3,246
  Due from Director                                         85,913            90,768
                                                      ------------      ------------
          Total other assets                                89,159            94,014
                                                      ------------      ------------
          TOTAL ASSETS                                $  2,786,227      $  2,712,135
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Revolving promissory note                           $     30,998      $     89,430
  Accounts payable                                         438,664           265,652
  Accrued liabilities                                      387,519           384,502
  Current portion of deferred compensation                  67,000            66,831
  Customer deposits                                        489,797           469,366
  Accrued judgment                                              --            57,000
                                                      ------------      ------------
          Total current liabilities                      1,413,978         1,332,781

Deferred compensation, net of current portion              371,540           389,928
                                                      ------------      ------------
          Total liabilities                              1,785,518         1,722,709

Stockholders' equity:
  Common stock, par value $.01, 25,000,000 shares
    authorized; 6,179,875 shares issued in 2004
    and 2003                                                61,799            61,799
  Preferred stock, par value $.0001, 10,000,000
    shares authorized, none issued                              --                --
  Additional paid-in capital                             6,347,187         6,347,187
  Accumulated deficit                                   (4,611,180)       (4,620,462)
                                                      ------------      ------------

                                                         1,797,806         1,788,524

Less:  Treasury stock, 663,526 shares at cost              419,306           419,306
Less:  Note receivable from shareholders                   377,791           379,792
                                                      ------------      ------------
          Total stockholders' equity                     1,000,709           989,426
                                                      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  2,786,227      $  2,712,135
                                                      ============      ============

See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED



Three months ended:                                     4/30/2004         4/30/2003
                                                      ------------      ------------
Net Sales                                             $  1,676,973      $  1,759,948

Cost of Sales                                            1,282,912         1,259,235
                                                      ------------      ------------

Gross Profit                                               394,061           500,713

Operating Expenses:
  Selling                                                  127,711           152,210
  General and Administrative                               176,297           168,328
                                                      ------------      ------------

    Total operating expenses                               304,008           320,538

Operating Income                                            90,053           180,175

Other Income (Expense):
  Interest and Dividends                                     3,804               906
  Interest Expense                                          (1,825)          (12,850)
  Other Income                                               1,312             1,869
  Other Expense                                                 --           (13,141)
                                                      ------------      ------------

    Total Other Income (Expenses)                            3,291           (23,216)
                                                      ------------      ------------

Income before income taxes                                  93,344           156,959

Income Taxes
  Current                                                       --                --
  Deferred                                                      --                --
                                                      ------------      ------------

Net Income                                            $     93,344      $    156,959
                                                      ============      ============


Basic and diluted Income per share                               0                 0

Weighted average number of shares                        5,516,349         5,516,349



See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


Six months ended:                                       4/30/2004         4/30/2003
                                                      ------------      ------------
Net Sales                                             $  2,944,581      $  2,814,276

Cost of Sales                                            2,349,575         2,161,449
                                                      ------------      ------------

Gross Profit                                               595,006           652,827

Operating Expenses:
  Selling                                                  249,659           290,475
  General and Administrative                               337,108           334,140
                                                      ------------      ------------

    Total operating expenses                               586,767           624,615

Operating Income                                             8,239            28,212

Other Income (Expense):
  Interest and Dividends                                     7,594             1,887
  Interest Expense                                          (8,801)          (18,060)
  Other Income                                               2,250             2,978
  Other Expense                                                 --           (13,922)
                                                      ------------      ------------

    Total Other Income (Expenses)                            1,043           (27,117)
                                                      ------------      ------------

Income before income taxes                                   9,282             1,095

Income Taxes
  Current                                                       --                --
  Deferred                                                      --                --
                                                      ------------      ------------

Net Income                                            $      9,282      $      1,095
                                                      ============      ============


Basic and diluted Income per share                            0.00              0.00

Weighted average number of shares                        5,516,349         5,516,349

See accompanying notes to consolidated statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
   For the Year Ended October 31, 2003 and the Six Months Ended April 30, 2004
                                    unaudited



                      COMMON STOCK PAR
                    VALUE $.01 AUTHORIZED
                      25,000,000 SHARES                                         TREASURY STOCK
                   ----------------------                                 --------------------------
                     NUMBER                  ADDITIONAL                      NUMBER                   NOTE RECEIVABLE     TOTAL
                   OF SHARES       PAR         PAID-IN     ACCUMULATED         OF                          FROM        STOCKHOLDERS'
                     ISSUED       VALUE        CAPITAL       DEFICIT         SHARES          COST       SHAREHOLDER       EQUITY
                   ---------    ---------    ----------    -----------    -----------    -----------    -----------    -----------
Balance at
October 31, 2002   6,179,875    $  61,799    $6,347,187    $(4,222,922)       663,526    $  (419,306)   $  (367,241)   $ 1,399,517

Net Adjustment
of Note Receivable
from shareholder         -0-          -0-           -0-            -0-            -0-            -0-        (12,551)       (12,551)

Net Income (Loss)        -0-          -0-           -0-       (397,540)           -0-            -0-            -0-       (397,540)
                   ---------    ---------    ----------    -----------    -----------    -----------    -----------    -----------
Balance at
October 31, 2003   6,179,875       61,799     6,347,187     (4,620,462)       663,526       (419,306)      (379,792)       989,426


Net Adjustment
of Note Receivable
from shareholder         -0-          -0-           -0-            -0-            -0-            -0-          2,001          2,001

Net Income (Loss)        -0-          -0-           -0-          9,282            -0-            -0-            -0-          9,282
                   ---------    ---------    ----------    -----------    ------------   -----------    -----------    -----------
Balance at
April 30, 2004     6,179,875    $  61,799    $6,347,187    $(4,611,180)       663,526    $  (419,306)   $  (377,791)   $ 1,000,709
                   =========    =========    ==========    ===========    ===========    ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    unaudited




For The Three Months Ended                                        4/30/2004         4/30/2003
                                                                ------------      ------------
Cash flow from operating activities:
  Net (loss) income                                             $     93,344      $    156,959
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                     8,399             9,099
  Changes in operating assets and liabilities:
     Accounts receivable                                            (269,979)         (548,684)
     Inventories                                                     108,000           110,999
     Prepaid expenses and other current assets                       (38,721)           21,215
     Accounts payable                                                121,807            29,960
     Accrued liabilities,  Deferred compensation                       9,002            (3,507)
     Customer deposits                                                82,651           128,119
     Accrued judgment                                                (28,500)          (28,500)
                                                                ------------      ------------
        Net cash provided by (used in) operating activities           86,003          (124,340)

Cash flows from investing activities:
  (Increase)decrease in notes receivable from shareholders             5,213             6,606
  Purchase of property and equipment                                      --            (3,889)
                                                                ------------      ------------
        Net cash provided by (used in) investing activities            5,213             2,717

Cash flows provided by financing activities - Net Drawings
  from revolving promissory note                                    (115,880)           36,210


Net increase (decrease) in cash and cash equivalents                 (24,664)          (85,413)
Cash and cash equivalents at beginning of period                     133,125            93,124
                                                                ------------      ------------
Cash and cash equivalents at end of period                      $    108,461      $      7,711
                                                                ============      ============


Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
     Interest                                                   $      1,825      $     12,850
     Income taxes                                                         --                --



See accompanying notes to consolidated financial statements.

                                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    unaudited




For The Six Months Ended                                          4/30/2004         4/30/2003
                                                                ------------      ------------
Cash flow from operating activities:
  Net income                                                    $      9,282      $      1,095
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                    16,801            18,197
  Changes in operating assets and liabilities:
     Accounts receivable                                            (226,370)         (401,678)
     Inventories                                                     172,999          (116,000)
     Prepaid expenses and other current assets                       (33,411)           13,230
     Accounts payable                                                173,012           141,781
     Accrued liabilities,  Deferred compensation                     (15,202)          (71,499)
     Customer deposits                                                20,431            95,421
     Accrued judgment                                                (57,000)          (57,000)
                                                                ------------      ------------
        Net cash provided by (used in) operating activities           60,542          (376,453)

Cash flows from investing activities:
  (Increase)decrease in notes receivable from shareholders             6,856             7,052
  Purchase of property and equipment                                      --           (15,446)
                                                                ------------      ------------
        Net cash provided by (used in) investing activities            6,856            (8,394)

Cash flows provided by financing activities - Net Drawings
  from revolving promissory note                                     (58,432)          231,928


Net increase (decrease) in cash and cash equivalents                   8,966          (152,919)
Cash and cash equivalents at beginning of period                      99,495           160,630
                                                                ------------      ------------
Cash and cash equivalents at end of period                      $    108,461      $      7,711
                                                                ============      ============


Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
     Interest                                                   $      8,801      $     18,060
     Income taxes                                                         --                --





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


2.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2004, are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. The accompanying consolidated condensed balance sheet as of October 31, 2003 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2003.

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


4.   RELATED PARTY TRANSACTIONS:

The Company was indebted in the amount of $591,938 to the General Counsel and his law firm at April 30, 2004. During 1997, the General Counsel and his law firm authorized the Company to off set accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at April 30, 2004. The notes receivable from the General Counsel, net of the amount the Company is indebted to the General Counsel, is shown as a reduction of stockholders' equity.

On December 29, 1995, the Company transferred a life insurance policy, covering the life of its president, to the president in exchange for a note receivable. The amount of the note receivable from the former president was equal to the amount of the cash surrender value of the policy at the time of the transfer. During 2003, the former president signed over the life insurance policy to the Company, which then cashed in the policy and used the proceeds to reduce the note receivable from the former president. The note receivable from the president was $100,750 at April 30, 2004. Interest accrues at 6% per annum.

The Company has a deferred compensation agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $438,540, payable over the next nine years, a portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.


5.   INVENTORIES

     Inventories consisted of the following:

                                              April 30,          October 31,
                                                2004                2003
                                             ----------          ----------
                  Finished Products          $  229,627          $  219,627
                  Work in process               462,473             569,474
                  Raw materials                 422,548             498,546
                                             ----------          ----------
                                             $1,114,648          $1,287,647
                                             ==========          ==========


6.   REVOLVING PROMISSORY NOTE:

In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow against certain equipment and 80% of eligible receivables or $500,000. The line of credit bears interest at prime rate plus one percent (1%) plus certain service charges. The line of credit had an outstanding balance of $30,998 and the unused line of credit was approximately $125,000 at April 30, 2004.


7.   INCOME TAXES

As of April 30, 2004, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of April 30, 2004, the Company has approximately $4,000,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2023.


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

                                               Six Months ended April 30:
                                             ------------------------------
                                                2004                2003
                                             ----------          ----------
       Net income (loss)                     $    9,282          $    1,095
       Proforma compensation expense                 --              (2,500)
                                             ----------          ----------
       Proforma net income                   $    9,282          $   (1,405)
                                             ==========          ==========

       Basic and diluted income per share    $     0.00          $     0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTH COMPARISON

In the second quarter ending April 30, 2004, the Company had net sales of $1,676,973 as compared to net sales of $1,759,948 in the second quarter of fiscal 2003, a decrease of 4.7%. The second quarter of 2003 included the shipment of 2 synthetic rubber balers to Brazil and the second quarter of 2004 included one rubber baler to India.

The Company had net income of $93,344 in the second quarter of 2004 as compared to net income of $156,959 in the second quarter of fiscal 2003. The lower net income was the result of the higher shipments in the quarter of 2003 and the additional rubber baler sold in that quarter. Selling expenses were lower in the quarter in 2004 due to reduced advertising expenditures.


RESULTS OF OPERATIONS: SIX MONTH COMPARISON

For the six months ending April 30, 2004 the Company had net sales of $2,944,581 as compared to net sales of $2,814,276 in the first half of fiscal 2003, an increase of 4.6%.

Net income was $9,282 in the first six months of fiscal 2004 versus net income of $1,095 in the same period in the prior year. Gross profit margins were slightly lower in 2004 while operating expenses and interest expenses were also lower in 2004 and more than offset the lower gross profit.

Although no assurances can be given, the Company believes that it will equal or exceed the results of the prior fiscal year due to the improved economic conditions over the prior year. The sold order backlog was approximately $1,750,000 at May 31, 2004 as compared to $1,430,000 at May 31, 2003.


FINANCIAL CONDITION:

Net working capital at April 30, 2004 was $782,055 as compared to $767,504 at October 31, 2003. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

The Company has a line of credit agreement with Presidential Financial Corporation which allows the Company to borrow up to $500,000. The line of credit bears interest at the prime rate plus one percent (1%) plus certain service charges. This agreement has a one year term with an automatic renewal unless either of the parties to the agreement gives written notice to terminate the agreement at least sixty (60) days prior to the annual renewal date. This agreement has been renewed three times and the Company is current under the obligations of the agreement. The Company had a loan balance of $30,998 and availability of $266,000 at April 30, 2004 on this line of credit.

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


ITEM 3.   CONTROLS AND PROCEDURES

          CONTROLS AND PROCEDURES
          -----------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of the management, including the Company's Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management's desired controls and procedures objectives.

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

As part of a continuing effort to improve the Company's business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.


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


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of stockholders of the Company was held on May 17, 2004.

          (b) The first item voted on was the election of Directors. Robert Roth was elected as a Class I Director whose term shall expire at the next annual meeting of stockholders of the Company to be held in 2005, Ted C. Flood and Morton S. Robson were elected as Class II Directors of the Company whose terms shall expire in two (2) years at the annual meeting of the stockholders of the Company to be held in 2006 and William E. Nielsen was elected as a Class III Director whose term shall expire in three (3) years at the annual meeting of the stockholders of the Company to be held in 2007. The results of voting were as follows: 3,395,180 votes for Robert Roth and 652,528 withheld; 3,375,246 votes for Ted C. Flood and 672,462 withheld; 3,393,406 votes for Morton S. Robson and 654,302 withheld; and, 3,989,053 votes for William E. Nielsen and 58,655 withheld.

          (c) The next item of business was the proposal to ratify the appointment of KPMG, LLP, the independent certified public accountants of the Company, for fiscal year ending October 31, 2004. The results of the voting were as follows:

          4,025,493 votes for the resolution,
             12,287 votes against and
              9,928 votes abstained.

          A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

          No other matters were voted on at the meeting.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

THE FOLLOWING EXHIBITS ARE SUBMITTED HEREWITH:

          Exhibit 31 Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32 Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



THE COMPANY FILED NO REPORTS ON FORM 8-K DURING THE QUARTER ENDED
APRIL 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.




Dated: June 14, 2004           WASTE TECHNOLOGY CORPORATION




                               BY: /s/ William E. Nielsen
                                   -------------------------------
                                   William E. Nielsen
                                   President and CEO and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)



                               BY: /s/ Morton S. Robson
                                   -------------------------------
                                   Morton S. Robson
                                   Secretary