Form 10QSB
period 2004-07-31
WASTE TECHNOLOGY CORP
filed 2004-09-14
CIK 781902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

  (Mark One)

     [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the quarterly period ended July 31, 2004.


     [_] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

     At August 31, 2004, Issuer had outstanding 5,516,349 shares of its Common Stock.

            Transitional small business disclosure format check one:
                               Yes [_]   No [X]
================================================================================

                  WASTE TECHNOLOGY CORPORATIONTABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION................................................3

         ITEM 1. FINANCIAL STATEMENTS

         o    Consolidated Condensed Balance Sheets as of
              July 31, 2004, and October 31, 2003.............................3

         o    Consolidated Condensed Statements of Operations
              for the three months and nine months ended
              July 31, 2004 and July 31, 2003 . . ............................4

         o    Consolidated Condensed Statements of
              Changes in Stockholders' Equity for the period
              from October 31, 2002, to July 31, 2004.........................6

         o    Consolidated Condensed Statements of Cash Flows
              for the three months and nine months ended
              July 31, 2004 and July 31, 2003.................................7

         o    Notes to Consolidated Condensed Financial
              Statements......................................................9


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............12


         ITEM 3. CONTROLS AND PROCEDURES.....................................13



PART II. OTHER INFORMATION...................................................14


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........14


         ITEM 6. EXHIBITS....................................................15


SIGNATURES...................................................................16

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                               7/31/2004            10/31/2003
ASSETS

Current Assets:
  Cash and cash equivalents                                  $    163,028         $     99,495
  Accounts receivable, net of allowance
    for doubtful accounts of $40,000 in 2004 and 2003             985,589              654,624
  Inventories                                                   1,201,471            1,287,647
  Prepaid expense and other current assets                         67,541               58,519
                                                             -------------        -------------

          Total current assets                                  2,417,629            2,100,285

Property, plant and equipment, at cost                          1,877,211            1,877,211
  Less:  accumulated depreciation                               1,384,576            1,359,375
                                                             -------------        -------------

          Net property, plant and equipment                       492,635              517,836

Other assets:
  Other assets                                                      3,246                3,246
  Due from Director                                                83,721               90,768
                                                             -------------        -------------

          Total other assets                                       86,967               94,014
                                                             -------------        -------------

          TOTAL ASSETS                                       $  2,997,231         $  2,712,135
                                                             =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                  $    123,822         $     89,430
  Accounts payable                                                443,872              265,652
  Accrued liabilities                                             399,533              384,502
  Current portion of deferred compensation                         67,000               66,831
  Customer deposits                                               546,043              469,366
  Accrued judgment                                                    --                57,000
                                                             -------------        -------------

          Total current liabilities                             1,580,270            1,332,781

Deferred compensation, net of current portion                     362,430              389,928
                                                             -------------        -------------

          Total liabilities                                     1,942,700            1,722,709

Stockholders' equity:
  Common stock, par value $.01
    25,000,000 shares authorized; 6,179,875
    shares issued in 2004 and 2003                                 61,799               61,799
  Preferred stock, par value $.0001,
    10,000,000 shares authorized, none issued                         --                   --
  Additional paid-in capital                                    6,347,187            6,347,187
  Accumulated deficit                                          (4,560,584)          (4,620,462)
                                                             -------------        -------------

                                                                1,848,402            1,788,524

Less:  Treasury stock, 663,526 shares at cost                     419,306              419,306
Less:  Note receivable from shareholders                          374,565              379,792
                                                             -------------        -------------

          Total stockholders' equity                            1,054,531              989,426
                                                             -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  2,997,231         $  2,712,135
                                                             =============        =============

See accompanying notes to condensed consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Three months ended:                                            7/31/2004            7/31/2003
Net Sales                                                    $  1,744,295         $  1,606,726

Cost of Sales                                                   1,394,264            1,275,204
                                                             -------------        -------------

Gross Profit                                                      350,031              331,522

Operating Expenses:
  Selling                                                         126,877              125,933
  General and Administrative                                      170,048              163,051
                                                             -------------        -------------

    Total operating expenses                                      296,925              288,984

Operating Income                                                   53,106               42,538

Other Income (Expense):
  Interest Income                                                   3,573                  895
  Interest Expense                                                 (7,835)             (19,227)
  Other Income                                                      1,752                2,574
  Other Expense                                                       --                   (24)
                                                             -------------        -------------

    Total Other Income (Expenses)                                  (2,510)             (15,782)
                                                             -------------        -------------

Income before income taxes                                         50,596               26,756

Income Taxes
  Current                                                             --                   --
  Deferred                                                            --                   --
                                                             -------------        -------------

Net Income                                                   $     50,596         $     26,756
                                                             =============        =============


Basic and diluted Income per share                                   0.01                 0.00

Weighted average number of shares                               5,516,349            5,516,349

See accompanying notes to condensed consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Nine months ended:                                             7/31/2004            7/31/2003
Net Sales                                                    $  4,688,876         $  4,421,002

Cost of Sales                                                   3,743,839            3,436,653
                                                             -------------        -------------

Gross Profit                                                      945,037              984,349

Operating Expenses:
  Selling                                                         376,536              416,408
  General and Administrative                                      507,156              497,191
                                                             -------------        -------------

    Total operating expenses                                      883,692              913,599

Operating Income                                                   61,345               70,750

Other Income (Expense):
  Interest and Dividends                                           11,167                2,782
  Interest Expense                                                (16,636)             (37,287)
  Other Income                                                      4,002                5,552
  Other Expense                                                       --               (13,946)
                                                             -------------        -------------

    Total Other Income (Expenses)                                  (1,467)             (42,899)
                                                             -------------        -------------

Income before income taxes                                         59,878               27,851

Income Taxes
  Current                                                             --                   --
  Deferred                                                            --                   --
                                                             -------------        -------------

Net Income                                                   $     59,878         $     27,851
                                                             =============        =============

Basic and diluted Income per share                                   0.01                 0.01

Weighted average number of shares                               5,516,349            5,516,349

See accompanying notes to condensed consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
   For the Year Ended October 31, 2002 and the Nine Months Ended July 31, 2004
                                    unaudited

                                   Common Stock Par
                                 Value $.01 Authorized
                                  25,000,000  Shares                                 Treasury Stock
                                  -------------------                              -------------------
                                                                                                            NOTE
                                   NUMBER               ADDITIONAL                  NUMBER               RECEIVABLE       TOTAL
                                  OF SHARES     PAR      PAID-IN     ACCUMULATED      OF                    FROM       STOCKHOLDERS'
                                   ISSUED      VALUE     CAPITAL       DEFICIT      SHARES      COST     SHAREHOLDER      EQUITY
                                  ---------   -------   ----------   -----------   -------   ---------   -----------   ------------
  Balance at October 31, 2002     6,179,875   $61,799   $6,347,187   $(4,222,922)  663,526   $(419,306)  $  (367,241)  $  1,399,517

Net Adjustment of Note
 Receivable from shareholder              0         0            0             0         0           0       (12,551)       (12,551)

Net Income (Loss)                         0         0            0      (397,540)        0           0             0       (397,540)
                                  ---------   -------   ----------   -----------   -------   ---------   -----------   ------------

  Balance at October 31, 2003     6,179,875    61,799    6,347,187    (4,620,462)  663,526    (419,306)     (379,792)       989,426


Net Adjustment of Note
 Receivable from shareholder              0         0            0             0         0           0         5,227          5,227

Net Income (Loss)                         0         0            0        59,878         0           0             0         59,878
                                  ---------   -------   ----------   -----------   -------   ---------   -----------   ------------

  Balance at July 31, 2004        6,179,875   $61,799   $6,347,187   $(4,560,584)  663,526   $(419,306)  $  (374,565)  $  1,054,531
                                  =========   =======   ==========   ===========   =======   =========   ===========   ============

See accompanying notes to condensed consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    unaudited

For The Three Months Ended                                     7/31/2004            7/31/2003

Cash flow from operating activities:
  Net (loss) income                                          $     50,596         $     26,756
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                   8,400                9,099
  Changes in operating assets and liabilities:
    Accounts receivable                                          (104,595)            (143,167)
    Inventories                                                   (86,823)              54,000
    Prepaid expenses and other current assets                      24,389                 (708)
    Accounts payable                                                5,208              (41,919)
    Accrued liabilities,  Deferred compensation                     2,904               46,250
    Customer deposits                                              56,246             (113,318)
    Accrued judgment                                                    -              (28,500)
                                                             -------------        -------------
      Net cash provided by (used in) operating activities         (43,675)            (191,507)

Cash flows from investing activities:
  (Increase)decrease in notes receivable from shareholders          5,418              300,844
  Purchase of property and equipment                                  ---               (9,670)
                                                             -------------        -------------
    Net cash provided by (used in) investing activities             5,418              291,174

Cash flows provided by (used in) financing activities - Net
  Drawings (payments) from revolving promissory note               92,824              (18,839)


Net increase (decrease) in cash and cash equivalents               54,567               80,828
Cash and cash equivalents at beginning of period                  108,461                7,711
                                                             -------------        -------------
Cash and cash equivalents at end of period                   $    163,028         $     88,539
                                                             =============        =============

Supplemental schedule of disclosure of cash flow
  information:
Cash paid during period for:
   Interest                                                  $      7,836         $     19,227
   Income taxes                                                       --                   --

See accompanying notes to condensed consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    unaudited

For The Nine Months Ended                                      7/31/2004            7/31/2003

Cash flow from operating activities:
  Net income                                                 $     59,878         $     27,851
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  25,201               27,296
  Changes in operating assets and liabilities:
    Accounts receivable                                          (330,965)            (544,845)
    Inventories                                                    86,176              (62,000)
    Prepaid expenses and other current assets                      (9,022)              12,522
    Accounts payable                                              178,220               99,862
    Accrued liabilities,  Deferred compensation                   (12,298)             (25,249)
    Customer deposits                                              76,677              (17,897)
    Accrued judgment                                              (57,000)             (85,500)
                                                             -------------        -------------
      Net cash provided by (used in) operating activities          16,867             (567,960)

Cash flows from investing activities:
  (Increase)decrease in notes receivable from shareholders         12,274              307,896
  Purchase of property and equipment                                  --               (25,116)
                                                             -------------        -------------
    Net cash provided by (used in) investing activities            12,274              282,780

Cash flows provided by financing activities - Net Drawings
  from revolving promissory note                                   34,392              213,089


Net increase (decrease) in cash and cash equivalents               63,533              (72,091)
Cash and cash equivalents at beginning of period                   99,495              160,630
                                                             -------------        -------------
Cash and cash equivalents at end of period                   $    163,028         $     88,539
                                                             =============        =============

Supplemental schedule of disclosure of cash flow
  information:
Cash paid during period for:
   Interest                                                  $     16,636         $     37,287
   Income taxes                                                       --                   --

See accompanying notes to condensed consolidated financial statements.

WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

2. Basis of Presentation:

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2004, are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. The accompanying consolidated condensed balance sheet as of October 31, 2003 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2003.

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

   (b) Revenue Recognition:

   The Company recognizes revenue when products are shipped and the customer takes ownership and assumes the risk of loss. Parts sales are approximately 15% of total sales. Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability in excess of six months expected warranty claims.

   (c) Basic and Diluted Earnings (Loss) Per Share:

   Basic earnings/(loss) per share is calculated using the weighted average number of common shares outstanding during each period. Diluted earnings/(loss) per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive.

4. Related Party Transactions:

   The Company was indebted in the amount of $601,574 to the General Counsel and his law firm at July 31, 2004. During 1997, the General Counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at July 31, 2004. The notes receivable from the General Counsel, net of the amount the Company is indebted to the General Counsel, is shown as a reduction of stockholders' equity.

   On December 29, 1995, the Company transferred a life insurance policy, covering the life of its president, to the president in exchange for a note receivable. The amount of the note receivable from the former president was equal to the amount of the cash surrender value of the policy at the time of the transfer. During 2003, the former president signed over the life insurance policy to the Company, which then cashed in the policy and used the proceeds to reduce the note receivable from the former president. The note receivable from the former president was $98,538 at July 31, 2004. Interest accrues at 6% per annum.

   The Company has a deferred compensation agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $429,430, payable over the next nine years, a portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

5. Inventories

   Inventories consisted of the following:

                                    July 31, 2004          October 31, 2003
                                    -------------          ----------------
       Finished Products             $  282,600               $  219,627
       Work in process                  408,500                  569,474
       Raw materials                    510,371                  498,546
                                     ----------               ----------
                                     $1,201,471               $1,287,647
                                     ==========               ==========

6. Revolving Promissory Note:

   In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow against certain equipment and 80% of eligible receivables or $500,000. The line of credit bears interest at prime rate plus one percent (1%) plus certain service charges. The line of credit had an outstanding balance of $123,822 and the unused line of credit was approximately $118,000 at July 31, 2004.

7. Income Taxes

   As of July 31, 2004, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of July 31, 2004, the Company has approximately $4,000,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2023.

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


   Nine Months ended July 31:

                                                    2004               2003
                                                 ---------          ---------
         Net income                              $  59,878          $  27,851
         Proforma compensation expense                 --               --
                                                 ---------          ---------
         Proforma net income                     $  59,878          $  27,851
                                                 =========          =========

         Basic and diluted income per share        $ 0.01             $ 0.01

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Three Month Comparison

In the third quarter ending July 31, 2004, the Company had net sales of $1,744,295 as compared to net sales of $1,606,726 in the third quarter of fiscal 2003, an increase of 8.5%.

The Company had net income of $50,596 in the third quarter of 2004 as compared to net income of $26,736 in the third quarter of fiscal 2003. The higher net income was the result of the higher shipments due to improved economic conditions and marketing efforts.


Results of Operations: Nine Month Comparison

For the nine months ending July 31, 2004 the Company had net sales of $4,688,876 as compared to net sales of $4,421,002 in the first nine months of fiscal 2003, an increase of 6.1%.

Net income was $59,878 in the first nine months of fiscal 2004 versus net income of $27,851 in the same period in the prior year. Gross profit margins were slightly lower in 2004 while operating expenses and interest expenses were also lower in 2004 and more than offset the lower gross profit.

Although no assurances can be given, the Company believes that it will equal or exceed the results of the prior fiscal year due to the improved economic conditions over the prior year. The sold order backlog was approximately $1,700,000 at August 31, 2004 as compared to $840,000 at August 31, 2003.

Financial Condition:

Net working capital at August 31, 2004 was $837,359 as compared to $767,504 at October 31, 2003. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

The Company has a line of credit agreement with Presidential Financial Corporation which allows the Company to borrow up to $500,000. The line of credit bears interest at the prime rate plus one percent (1%) plus certain service charges. This agreement has a one year term with an automatic renewal unless either of the parties to the agreement gives written notice to terminate the agreement at least sixty (60) days prior to the annual renewal date. This agreement has been renewed three times and the Company is current under the obligations of the agreement. The Company had a loan balance of $123,822 and availability of $118,000 at July 31, 2004 on this line of credit.

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

Dated: September 13, 2004



                             WASTE TECHNOLOGY CORPORATION


                              BY: /s/ William E. Nielsen
                                  ------------------------------------
                                  William E. Nielsen
                                  President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)


                              BY: /s/ Morton S. Robson
                                  ------------------------------------
                                  Morton S. Robson
                                  Secretary