Form 10KSB
period 2004-10-31
WASTE TECHNOLOGY CORP
filed 2005-01-31
CIK 781902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 (Mark one)

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended OCTOBER 31, 2004 or

     [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

                    ISSUER'S TELEPHONE NUMBER: (904) 355-5558

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.01
                                                            PAR VALUE PER SHARE

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:
YES [X] NO [ ]

     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB.

     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $6,581,460

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES (BASED ON THE CLOSING PRICE ON JANUARY 17, 2005 OF $.33): $1,040,230

     STATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S .01 PAR VALUE COMMON STOCK AS OF THE CLOSE OF BUSINESS ON THE LATEST PRACTICABLE DATE (JANUARY 15,
2005): 5,516,349

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]
================================================================================

PART I

     ITEM 1. DESCRIPTION OF BUSINESS

     Waste Technology Corp. ("Waste Tech") was incorporated on September 10, 1975, in the State of Delaware under the name B.W. Energy Systems, Inc. Its name was changed to Waste Technology Corp. in August 1983. Waste Tech is a holding company which operates through its wholly owned subsidiary International Baler Corp. ("IBC"), also a Delaware corporation. On July 30, 2004, Waste Tech's other two operating wholly owned subsidiaries, Consolidated Baling Machine Company, Inc. ("CBMC") and Florida Waste Systems, Inc. ("FWS") were merged into and became part of IBC. CBMC previously sold balers manufactured for it by IBC under the "Consolidated Baler" name and FWS had sold replacement parts to users of waste hauling equipment. The operations of CBMC and FWS have been taken over and continued by IBC.

     Waste Tech and IBC maintain their executive offices and manufacturing facilities at 5400 Rio Grande Avenue, Jacksonville, Florida 32254. Waste Tech's telephone number is (904) 355-5558. Unless the context otherwise requires, the term "Company" as used herein, refers to Waste Tech and its subsidiaries on a consolidated basis. The Company's fiscal year end is October 31.

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

     General Purpose Balers

     These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $250,000. General purpose baler sales constituted approximately 55% of sales on a consolidated basis for each of the fiscal years ended October 31, 2003 and 2004.

     Specialty Balers

     Specialty balers are designed for specific applications which require modifications of the general baler configuration. The Company is attempting to shift the emphasis in its product composition from general purpose to specialty balers due to product profitability and broader geographic markets.

     The scrap metal baler is designed to form a bale, referred to as a scrap metal "briquette" of specified size and weight. The rubber baler is designed to apply pressure in such a way as to compress the synthetic rubber into a self-contained bale that does not require tying. The drum crusher baler is capable of collapsing a standard fifty-five gallon drum into a "pancake" approximately four (4) to eight (8) inches high, which also serves to contain any remaining contents. The radioactive waste baler has a self-contained ventilation system designed to filter and contain toxic dust and particles released during compaction and baling. The textile baler is capable of compressing and baling loose fibers, which do not ordinarily adhere to each other under pressure. In addition, a double chamber baler has been designed for use by the clothing and textile industries.

     Specialty balers range in price from approximately $3,000 to $275,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 30% of sales on a consolidated basis for each of the fiscal years ended October 31, 2003 and 2004.

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

     Manufacturing

     IBC manufactures its products, in its facility in Jacksonville, Florida, where it maintains a fully equipped and staffed manufacturing plant. IBC purchases raw materials, such as steel sheets and beams and components such as hydraulic pumps, valves and cylinders, and certain controls and other electric equipment which are used in the fabrication of the balers. The Company has no long-term supply agreements, and has not experienced unusual delay in obtaining raw materials or components.

     The raw materials required by IBC to manufacture the balers, principally steel, motors, and hydraulic systems, are readily available from a number of sources and IBC is not dependent on any particular source. IBC is not dependent on any significant patents, trademarks, licenses, or franchises in connection with its manufacture of balers.

     While IBC maintains an inventory of raw materials, most of it is intended for specific orders and inventory turnover is relatively rapid. Approximately 60% of its inventory turns over in 45 to 90 days and the balance, consisting of customized equipment, turns over in 3 to 6 months. IBC's, business is not seasonal.

     Sales and Marketing

     IBC sells its products throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of synthetic rubber and polymers, plastic recycling facilities, power generating facilities, textile mills, paper mills, cotton gins, supermarkets and other retail outlets, paper recycling facilities, and municipalities.

     Most of the sales of IBC are made by its sales force of four (4) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately twenty-five (25%) percent of sales are made through manufacturer's representatives and dealers. The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants, and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 2004, foreign sales amounted to $644,000 or approximately 10% of consolidated sales. In fiscal 2003, foreign sales amounted to $1,239,000, approximately 23% of the Company's net sales.

     During fiscal 2004, IBC had baler sales to more than 600 customers, none of which accounted for over ten percent (10%) of its sales for the year. The Company anticipates that no one customer will account for more than 10% of net sales in fiscal year ending October 31, 2005.

     The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's backlog of firm sales orders at December 31, 2004, was $1,700,000 as compared with $1,584,000 at December 31, 2003. The Company generally delivers its orders within four (4) months of the date booked.


     Warranties and Service

     IBC typically warrants its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of the Company's consolidated sales for fiscal 2004 and 2003.

     Competition

     The potential market for the Company's balers is nationwide and overseas, but the majority of the Company's general purpose baler sales are in the eastern United States, primarily because of freight and service costs. The Company competes in these markets with approximately ten (10) companies, none of which are believed to be dominant, but some of which may have significantly greater sales and financial resources than the Company. The Company is able to compete with these companies due to its reputation in the market place, its ability to service the balers it manufactures and sells, as well as its ability to custom design balers to a customer's particular needs. The Company experiences intense competition with respect to its lower priced or general purpose balers, based upon price, including freight, and based on performance. The Company experiences less competition with respect to its specialized baler equipment such as synthetic rubber, scrap metal, and textile balers.

     Regulation

     Machinery such as the Company's balers is subject to both federal and state regulation relating to safe design and operation. The Company complies with design requirements and its balers include interlocks to prevent operation while the loading door is open, and also include required printed safety warnings.

     Research and Development

     The Company has the broadest line of products in the baler industry and continues to provide its customers with new products and product improvements. The Company has invested approximately $30,000 in each of the fiscal years ending October 31, 2004 and October 31, 2003 on research and development of new products.

     Compliance With Environmental Laws

     The Company believes that it has complied with and is in compliance, with all Federal, State, and Local environmental laws. The Company's expenditures to remain in compliance are considered to be minimal.

     Employees

     As of December 31, 2004, the Company employed 55 persons as follows: 6 in management and supervision; 7 in sales and service; 36 in manufacturing; and, 6 in administration.

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

     ITEM 2. DESCRIPTION OF PROPERTY

     IBC is the owner of the building located at 5400 Rio Grande Avenue, Jacksonville, Florida. The building contains approximately 62,000 square feet and is situated on eight (8) acres. IBC manufactures all of the Company's products at this location. The property has no mortgage, however, the Company's primary lender, Presidential Financial Corporation, has a security interest in the property as part of the collateral for the line of credit which it provides to the Company. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company has no plans for any material renovations or additions to its current facilities. The Company's buildings and property are well maintained and are adequately covered by insurance.


     ITEM 3. LEGAL PROCEEDINGS

         Except as described hereafter, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company which would have a result materially adverse to the Company. To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficially owned interest of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

     On June 5, 1998, a judgment (the "Judgment") was rendered against the Company's former wholly owned subsidiary, Ram Coating Technology Corporation ("Ram"), and Transamerica Premier Insurance Corporation ("Transamerica") in the amount of $360,194 in favor of L & A Contracting Company in the 19th Judicial District Court of the State of Louisiana in the case of L & A Contracting Company v. Ram Industrial Coatings, Inc., et al., Case No. 382,924, Division F. Transamerica had issued a performance and payment bond (the "Bond") for Ram in connection with the contract which was the subject of the action and which was the basis of the Judgment against Ram. The Company had agreed to indemnify Transamerica for any payments it was required to make pursuant to the Bond. Transamerica paid the Judgment as a result of the indemnification agreement and the Company was liable to Transamerica for the amount of the Judgment.

     In July 2000, the Judgment was affirmed by the First Circuit Court of Appeal of the State of Louisiana. In December 2000, the Judgment was reaffirmed by the Supreme Court of the State of Louisiana. In February 2002, the Company reached an agreement with Transamerica to settle the amount due on the Judgment for $280,500 payable in installments beginning in August 2002. The agreement was finalized in August, 2002 and the Company reversed the excess accrued expense of $321,500 in the fourth quarter of 2002. As of October 31, 2003 the balance due on the settlement was $57,000 and this balance was paid in full in fiscal 2004.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter ending October 31, 2004.


PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol WTEK.OB. As of December 31, 2004, the number of shareholders of record of the Company's Common Stock was approximately 500, and management believes that there are approximately 1,000 beneficial owners of Waste Tech's common stock.

     The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2004 and 2003, are set forth below.


     Fiscal Year Ended
      October 31, 2004         High          Low

     First Quarter           $  0.30      $  0.19
     Second Quarter             0.27         0.18
     Third Quarter              0.27         0.20
     Fourth Quarter             0.33         0.22

     Fiscal Year Ended
      October 31, 2003         High          Low

     First Quarter           $  0.30      $  0.16
     Second Quarter             0.25         0.17
     Third Quarter              0.30         0.19
     Fourth Quarter             0.31         0.22

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

     Recent Sales of Unregistered Securities

     During the past three years ended October 31, 2004 the Company has not sold any unregistered securities.

     Purchases of Equity Securities

     During the fiscal year ended October 31, 2004, the Company, nor anyone on its behalf, repurchased any of the Company securities.

     Securities authorized for issuance under equity compensation plans.

     None

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     For the fiscal year ending October 31, 2004, consolidated sales were $6,581,460 compared to $5,460,147 in fiscal 2003, an increase of 20.5%. The higher sales were the result of more aggressive sales efforts and improved economic conditions.

     The Company had net income of $186,370 in fiscal 2004 as compared to a net loss of $397,540 in fiscal 2003. Earnings per share were $.03 in fiscal 2004 versus a loss per share of $(.07) in 2003. The higher net income in fiscal 2004 was the result of higher unit sales of balers and conveyors, 13.8% above 2003, partially offset by lower gross profit on certain baler sales due to market pricing conditions. In fiscal 2003 the Company wrote down obsolete and slow moving inventory of over $250,000. After adjusting 2003 gross profit (adding back the inventory write-down) gross profit margins increased from 19.0% in 2003 to 21.1% in 2004. Selling and administrative expenses were higher by $21,504 in 2004 due to numerous items including an adjustment to profit sharing expense in 2003.

     Financial Condition

     The Company's net working capital at October 31, 2004, was $947,165 as compared to $767,504 at October 31, 2003.

     On August 7, 2000, the Company entered into a line of credit agreement with Presidential Financial Corporation which allows the Company to borrow up to $500,000. The line of credit bears interest at the prime rate plus one percent (1%) plus certain service charges. This agreement has a one year term with an automatic renewal unless either of the parties to the agreement gives written notice to terminate the agreement at least sixty (60) days prior to the annual renewal date. The amount outstanding under the line of credit at October 31, 2004 was $9,246 and the additional available was $275,000.

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



     ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

Item 8A. CONTROLS AND PROCEDURES

     Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including its Chief Executive Officer/Chief Financial Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management's desired controls and procedures objectives.

     There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended October 31, 2004 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

     As part of a continuing effort to improve the Company's business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

     Changes in Internal Controls

     During the quarter ended October 31, 2004, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


ITEM 8B. OTHER INFORMATION

     None

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

     Messrs, Nielsen, Robson and Roth are members of the Company's audit committee. Messrs, Robson and Roth are members of the compensation committee. The Company does not, at the present time, have an independent "financial expert", as that term is defined in the Sarbanes-Oxley Act of 2002, on the Board of Directors and the Audit Committee of the Company. As of the present time, Mr. Nielsen serves as the Company's financial expert. The Company has sought and continues to seek appropriate individuals to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert as well as to find other independent directors to serve on the Company's Board of Directors. The Company has been unable to find an independent financial expert and other independent directors because it does not have sufficient funds to obtain directors and officers insurance or compensate directors for their service.

     During fiscal 2004 the Board of Directors met two times.

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


     Background of Executive Officers and Directors

     The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

     William E. Nielsen, age 57, joined the Company in June 1994 as its Chief Financial Officer and was elected a Director on November 20, 1997. He was elected President and Chief Executive Officer on May 8, 2001. Prior to joining the Company, Mr. Nielsen acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993, he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a BBA in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.

     Ted C. Flood, age 74, was elected as a Director of the Company in May, 1989. From February 27, 1993, until May 8, 2001, he served as President and Chief Executive Officer of the Company and President and Chief Executive Officer of IBC and CBM, the Company's wholly owned subsidiaries. From 1960 to 1972, he was President of Peabody Solid Waste Management Company (EZ Pack). From 1972 to 1975, Mr. Flood was a corporate Vice-President of marketing for Browning Ferris Industries. During the period from 1977 to 1988, he was the principal shareholder and President of Solid Waste Recovery Systems.

     Morton S. Robson, age 81, was elected a Director and the Secretary of the Company in 1989. On February 23, 1993, he was elected Executive Vice President of the Company. Mr. Robson is the senior partner of the law firm of Robson & Miller, LLP, which acts as general counsel to the Company. Mr. Robson obtained an LLB degree from St. John's University School of Law.

     Robert Roth, age 79, was elected as a Director of the Company on October 12, 1993. He is the Chairman of the Board and Treasurer of Georgetowne Electric, Ltd., and a Director of Keystone Insurance Company, both publicly held companies. For more than the past five (5) years, in addition to being the Chairman of the Board and Treasurer of Georgetowne

Electric, Ltd., he has been the President and Chief Executive Officer of Browning Weldon Corporation, a privately held financial company.

     David B. Wilhelmy, age 50, joined the Company in September 2002 as Vice President of Sales and Marketing. Prior to joining the Company, Mr. Wilhelmy was Vice President/Sales and Acquisitions for Consolidated Packaging Systems. CPS was a joint venture with Gryphon Investors to consolidate the packaging systems distribution industry, from January 2000 through August 2002. Mr. Wilhelmy was the Southeast Regional Vice President of Sales and Marketing for Packaging for Unisource Distribution Company from 1993 to 2000. Mr. Wilhelmy received a Bachelor Degree in Business Administration from Madison University.


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

     Section 16 (a) Beneficial Ownership Reporting Compliance

     In fiscal 2004, the Company, its officers, directors, and beneficial owners of more than ten percent of the company's common stock were not delinquent in filing of any of its Form 3, 4, and 5 reports.


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



                          Waste Technology Corporation
                          Attention: William E. Nielsen
                          5400 Rio Grande Avenue
                          Jacksonville, Florida 32254
                          (904)358-3812

     ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2004, October 31, 2003, and October 31, 2002(1):

                           SUMMARY COMPENSATION TABLE

                    ANNUAL COMPENSATION              LONG TERM AWARDS
--------------------------------------------------------------------------------
NAME AND            YEAR  SALARY  BONUS    OTHER ANNUAL  NUMBER OF   ALL OTHER
PRINCIPAL POSITION         ($)     ($)     COMPENSATION   OPTIONS   COMPENSATION
                                               ($)
------------------  ----  ------  -----    ------------  ---------  ------------
William E. Nielsen  2004  96,800   -0-         -0-         -0-          -0-
President & CEO     2003  92,854   -0-         -0-         -0-          -0-
                    2002  80,021   -0-         -0-       250,000        -0-
--------------------------------------------------------------------------------

None of the company's other Executive Officers earned compensation in fiscal 2002, 2003 and 2004 in excess of $100,000 for services rendered to the Company in any capacity. No Director of the Company received remuneration for services as a Director during fiscal 2004.










     Option Grants and Exercises in Last Fiscal Year

------------------
1 The law firm of Robson & Miller, LLP, has provided legal services for the Company. Morton S. Robson, the Executive Vice President and Secretary and a Director of the Company, is the senior partner of Robson and Miller, LLP. During Fiscal 2004, Robson and Miller, LLP received $19,822 from Waste Tech for legal services rendered. As of the end of Fiscal 2004 accrued but unpaid legal fees and accrued interest due to Robson and Miller, LLP from Waste Tech amounted to $594,210.

     No options were granted or exercised during fiscal 2004 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2004.

     Compensation Committee Interlocking and Insider Participation

     There are no interlocking relationships between any member of the Company's Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2004 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2004 with these computations based on 5,516,349 shares of common stock being outstanding at that time.

                            FIVE PERCENT STOCKHOLDERS
                            -------------------------

                                             Amount of           Approximate
     Name and Address of                     Beneficial            Percent
     Beneficial Owner                        Ownership             of Class

     Ted C. Flood                             711,732(2)             12.9%
     5400 Rio Grande Avenue
     Jacksonville, Florida 32254

     William E. Nielsen                       592,641(3)             10.7%
     5400 Rio Grande Avenue
     Jacksonville, Florida 32254

     Morton S. Robson                         586,854(4)             10.6%
     530 Fifth Avenue
     New York, New York 10036

     Robert Roth                              318,638(5)              5.8%
     Georgetown Electric, Ltd
     Unit 17, 2501 W. Third Street
     Wilmington, Delware 19805

     Cosimo Tacopino                          805,240(6)             14.6%
     145 Connecticut Street
     Staten Island, New York 10207

---------------------------------------
2    Consists of 711,732 shares held directly.

3 Consists of 342,641 shares held directly and options to purchase 250,000 shares.

4 Consists of 78,454 shares held directly; 2400 shares held as custodian for his minor son; 505,000 shares held by Robson & Miller, of which Mr. Robson is the senior partner; and 1,000 shares held by the Robson & Miller pension plan. Excludes 89,728 shares held by Kenneth N. Miller, a partner of Mr. Robson who is the beneficial and record owner of such shares.

5 Includes shares owned by family members of Robert Roth as follows: his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (83,968), his daughter, Kathie Cecile Roth (10,000O, and his son Charles B. Roth and his wife Marta Roth (107,188).

6 Consists of 211,880 shares held directly; 475,660 shares owned jointly with his wife, Erma Tacopino, 11,000 shares held directly by Erma Tacopino and 106,700 shares held by son Michael Tacopino.

                             DIRECTORS AND OFFICERS

                                               AMOUNT OF            APPROXIMATE
  NAME AND ADDRESS OF                          BENEFICIAL             PERCENT
   BENEFICIAL OWNER                            OWNERSHIP              OF CLASS


William E. Nielsen                               92,6417                10.7%
5400 Rio Grande Avenue
Jacksonville, Florida 32254

Ted C. Flood                                    711,7328                12.9%
5400 Rio Grande Avenue
Jacksonville, Florida 32254

Morton S. Robson                                586,8549                10.6%
530 Fifth Avenue
New York, New York 10036

Robert Roth                                    318,63810                 5.8%
Georgetown Electric, Ltd.
Unit 17, 2501 W. Third Street
Wilmington, Delaware 19805

David B. Wilhelmy                                166,900                 3.0%
5400 Rio Grande Ave.
Jacksonville, FL 32254

Waste Technology Corporation                   256,33811                 4.6%
Profit Sharing Trust

All Officers and Directors                     2,633,103                47.7%
as a Group (5 persons)


7 Consists of 342,641 shares held directly and options to purchase 250,000 shares.

8    Consists of 711,732 shares held directly.

9 Consists of 78,454 shares held directly; 2,400 shares held as custodian for his minor son; 505,000 shares held by Robson & Miller, LLP of which Mr. Robson is the senior partner; and 1,000 shares held by the Robson & Miller pension plan. Excludes 89,728 shares held by Kenneth N. Miller, a partner of Mr. Robson who is the beneficial and record owner of such shares.

10 Includes shares owned by family members of Robert Roth as follows: his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (83,968), his daughter, Kathie Cecile Roth (10,000), and his son Charles B. Roth and his wife Marta Roth (107,188).

11 Employees' Profit Sharing Trust of which Messrs. Robson and Nielsen are Trustees.

     Changes In Control

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.


     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Related Party Transactions

          Loans to Officers and Directors

     On December 29, 1995, the Company transferred a life insurance policy, covering the life of its then President, Ted C. Flood, to Mr. Flood in exchange for a note receivable. The amount of the note receivable from Mr. Flood was equal to the amount of the cash surrender value of the policy at the time of the transfer. Mr. Flood also executed promissory notes to the Company for the subsequent premium payments on the policy which were made by the Company. Interest on these notes accrued at 6% per annum. No principal or interest was due until proceeds from the policy were realized.

     In March 2003, the Company reached an agreement with Mr. Flood for deferred compensation payments. The Company will make deferred compensation payments with an initial present value of $463,000 payable over a ten year period. In addition, Mr. Flood agreed to exchange the life insurance policy for the notes he owed to the Company. In June 2003, the life insurance policy was transferred to the Company and the Company surrendered the policy for the cash value of $306,000. This amount was applied to satisfy the notes receivable from Mr. Flood.

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

     Messrs. Erber and Robson and the two other persons borrowed the aggregate amount of $1,244,328 from the Company in 1990 and 1991 to purchase these shares. Most of the loan (91.5%) was made in equal amounts to Messrs. Erber and Robson. Those advances were secured by a lien on the 294,182 shares of Common Stock. In addition, Mr. Erber agreed to transfer to the Company as additional collateral, 156,000 shares of stock of the Company. Approximately one-half of this sum was advanced on April 12, 1990 and the balance during 1991. In April 1990, promissory notes evidencing the first half of the funds were executed by these persons bearing interest at the rate of 9% per annum and payable in three annual installments commencing on April 12, 1991. Thereafter, the other members of Waste Tech's Board of Directors unanimously extended the payment due date of each payment for one (1) year. New promissory notes to Waste Tech were thereafter executed for the full amount of the advance, payable in three annual installments commencing April 12, 1992. The notes were secured by a lien on all of these shares which were acquired. In June 1992, $200,000 of the principal amount of these loans was repaid to the Company through a sale of 100,000 of the acquired shares at $2.00 per share. Payment of the remainder of the principal due in 1993 and 1994, together with the accrued interest, was subsequently deferred for two years by the Company's Board of Directors, and deferred again until 2001.

     Thereafter, Mr. Erber, in connection with his termination as President of the Company, turned in all of his stock in to the Company and IBC in full satisfaction of his obligation of $698,527.

     As of the end of fiscal 2004, the Company owed Mr. Robson's law firm the sum of $594,210 for legal fees and accrued interest. The Company was granted a security interest in the shares of the Company's stock acquired by Robson & Miller by its exercise of an option as collateral security for repayment of Mr. Robson's outstanding loan. As of October 31, 2004, Mr. Robson still owed the Company $427,364 together with accrued interest. The largest aggregate outstanding loan balance of Mr. Robson's during the past two (2) fiscal years was $982,550.

     Legal Services

     The law firm in which Morton S. Robson, the Secretary and a Director of the Company, is a partner have provided services to the Company in fiscal 2004. During fiscal 2004, Mr. Robson's law firm received $19,822 from Waste Tech as payment for legal services rendered. As of the end of fiscal 2004, accrued but unpaid legal fees and accrued interest due to Mr. Robson's law firm from the Company amounted to $594,210.

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


     Parent Of Issuer

     The Company has no parent.

ITEM 13. EXHIBITS

The Following Documents are Filed As Part of this Report

     1. Financial Statements:

        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Stockholders' Equity
        Consolidated Statements of Cash Flows

     2. Exhibits

        The following exhibits are filed with, or incorporated by reference into this report.


Exhibit
Number                               Description

2.1 Agreement of Merger between International Baler Corporation and IBC Merger Corporation dated June 24, 1997 (Incorporated by reference to Exhibit 10.39 to Company's Current Report on Form 8-K, Date of Report June 27, 1997[Report on Form 8-K June 27, 1997']).

2.2 Certificate of Merger of International Baler Corporation into IBC Merger Corporation (Incorporated by reference to Exhibit 10.39.1 to Report on Form 8-K June 27, 1997).

2.3* Certificate of Merger merging Consolidated Baling Machine Company, Inc. and Florida Waste Systems, Inc. Into International Baler Corporation filed July 30, 2004.

3.1           Articles of Incorporation and by-laws of Waste Technology Corp.
              and amendments (Incorporated by reference to the Company's Registration Statement on Form S-18 filed in April, 1985, Registration No. 2-97045[the"Statement on Form S-18"])

3.2 Certificate of Incorporation of International Baler Corporation f/k/a National Compactor & Technology Systems, Inc. And all amendments thereto (Incorporated by reference to Exhibit 3.3 to Form 8 Amendment No.1 to the Company's Annual Report on Form 10-K for the year ended October 31, 1989["Amendment No. 1 to 1989 Form 10-K"]).

3.3 By-laws of International Baler Corporation (Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to 1989 Form 10-K).

3.4 Certificate of Incorporation of Consolidated Baling Machine Co., Inc. f/k/a Solid Waste Recovery Test Center, Inc. And all amendments thereto (Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to 1989 Form 10-K).

3.5 By-laws of Consolidated Baling Machine Co., Inc. (Incorporated by reference to Exhibit 3.6 to Amendment No. 1 to 1989 Form 10-K).

3.7 Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 4, 1991(Incorporated by reference to Exhibit 3.1.1 to Company's Annual Report on Form 10-K for the year ended October 31, 1991[the "1991 Form 10-K"]

3.8 Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 21, 1991(Incorporated by reference to Exhibit 3.1.2 to Company's 1991 Form 10-K).

3.9           Revised and restated by-laws of Waste Technology Corp.
              (Incorporated by reference to Exhibit 3.2 to Company's 1991 Form 10-K).

3.10 Amendment to revised and restated by-laws of Waste Technology Corp. (Incorporated by reference to Exhibit 3.2.1 to Company's 1991 Form 10-K).

3.11          Certificate of Incorporation of Waste Tech Real estate Corp.
              (Incorporated by reference to Exhibit 3.7 to Company's Annual Report on Form 10-K for year ended October 31, 1990).

4.1 1995 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended October 31,
              1995).

10.1 Agreement between the Company and International Baler Corp. dated September 8, 1986, relating to acquisition of assets and stock (Incorporated by reference to Exhibit 10.1to Statement on Form S-18).

10.2          Agreement dated February 3, 1987, between the Company and N. J.
              Cavagnaro & Sons and Machine Corp., Nicholas J. Cavagnaro Jr., George L. Cavagnaro, and Pauline L. Cavagnaro together with the exhibits annexed thereto for the acquisition of N. J. Cavagnaro & Sons Machine Corp. (Incorporated by reference to Exhibit 10.2 to Company's Annual Report on Form 10-K for the year ended October 31, 1987 [the "1987 Form 10-K"]).

10.3 Non-Competition Agreement dated February 3, 1987 between the Company and N. J. Cavagnaro & Sons Machine Corp., George L. Cavagnaro, Nicholas J. Cavagnaro, Jr. and Pauline L. Cavagnaro.(Incorporated by reference to Exhibit 10.3 to 1987 Form 10-K).

10.4 Severance Agreement between International Baler Corporation and Ted C. Flood dated May 17, 1989, and agreed to June 3, 1989 (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, Date of Report, June 1, 1989 ["Report on Form 8-K June 1, 1989']).

10.5 Waste Technology Corp. Profit Sharing Plan including Agreement of Trust (Incorporated by reference to Exhibit 10.7 to Report on Form 8-K June 1, 1989).

10.6 Stock Purchase Agreement dated April 12, 1990 (Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K, Date of report, April 12, 1990 ["Report on Form 8-K April 12, 1990']).

10.7 Standstill Agreement dated April 12, 1990 Incorporated by reference to Exhibit 10.12 to Report on Form 8-K April 12, 1990).

10.8 Form of Deferred Compensation Agreement for Ted C. Flood (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10K for the year ended October 31, 1991).

10.9 Agreement between Waste Technology Corp. and Charles B. Roth, dated June 25, 1992 (Incorporated by reference to Exhibit 10.30 to Company's Current Report on Form 8-K, Date of Report June 25,
              1992).

10.10 Agreement between Waste Technology Corp., International Baler Corp. and Leslie N. Erber dated February 23, 1993( Incorporated by reference to Exhibit 10.31 to Company's Current Report on Form 8-K, Date of Report May 7, 1993 ["Report on Form 8-K May 7, 1993"]).

10.11 Agreement between Waste Technology Corp. and Charles Roth dated May 7, 1993 (Incorporated by reference to Exhibit 10.32 to Report on Form 8-K May 7, 1993).

10.12 Agreement between Waste Technology Corp., Patricia Roth, Steven Roth and Robert Roth dated May 10, 1993 (Incorporated by reference to Exhibit 10.33 to Report on Form 8-K May 7, 1993).

10.13 Agreement between International Baler Corporation and Ted C. Flood dated as December 29, 1995 (Incorporated by reference to Exhibit
              10.38 to the Company's Annual report on Form 10-KSB for the year ended October 31, 1996 [the "1996 Form 10-KSB"]).

10.14 Promissory Note made by Ted C. Flood to the order of International Baler Corporation dated December 29, 1995 (Incorporated by reference to Exhibit 10.38.1 to the 1996 Form 10-KSB).

10.15 Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated April 5, 1996 (Incorporated by reference to
              Exhibit 10.38.2 to the 1996 Form 10-KSB).

10.16 Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated October 5, 1996(Incorporated by reference to Exhibit 10.38.3 to the 1996 Form 10-KSB).

10.17 Asset Purchase Agreement between International Press and Shear Corporation and IPS Balers Inc. together with exhibits (Incorporated by reference to Exhibit 10.41 to Company's Current Report on Form 8-K, Date of Report December 10, 1999).

14 Code of Ethics (Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 2003).

21*           List of the Company's subsidiaries.

31* Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32*           Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     * Exhibit filed with this Report.

ITEM 14  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual consolidated financial statements for the fiscal years ended October 31, 2004 and October 31, 2003, and fees for other services rendered by KPMG LLP during those periods:


         Fee Category                        Fiscal 2004          Fiscal 2003

         Audit Fees                           $ 67,500             $ 58,000

         Audit-Related Fees                          0                    0

         Tax Fees                               12,000               11,000

         All Other Fees                              0                    0

         Total Fees                           $ 79,500             $ 69,000


     Audit fees include fees related to the services rendered in connection with the annual audit of the Company's consolidated financial statements, the quarterly reviews of the Company's quarterly reports on Form 10-QSB and the reviews of and other services related to registration statements and other offering memoranda.

     Audit-related fees are for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

     Tax Fees include (i) tax compliance, (ii) tax advice, (iii) tax planning and (iv) tax reporting.

     All Other Fees includes fees for all other services provided by the principal accountants not covered in the other categories such as litigation support, etc.

     All of the services for 2004 and 2003 were performed by the full-time, permanent employees of KPMG LLP

     All of the 2004 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company's independent auditors to the extent that rule was applicable during fiscal year 2004. The Audit Committee has considered whether the provisions of such services, including non-audit services, by KPMG LLP is compatible with maintaining KPMG LLP's independence and has concluded that it is.

                                   SIGNATURES


     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                           WASTE TECHNOLOGY CORP.
                                           (Registrant)

                                           By: /s/ William E. Nielsen
                                               -------------------------------
                                               William E. Nielsen, President

                                           Dated: January 27, 2005


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                      Title                          Date


/s/ William E. Nielsen         Chief Executive Officer        January 27, 2005
----------------------         Principal Financial and
William E. Nielsen             Accounting Officer and
                               Director


/s/ Ted C. Flood               Director                       January 27, 2005
----------------------
Ted C. Flood


/s/ Morton S. Robson           Director                       January 27, 2005
----------------------
Morton S. Robson


/s/ Robert Roth                Director                       January 27, 2005
----------------------
Robert Roth

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                            October 31, 2004 and 2003

                   (With Independent Auditors' Report Thereon)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Waste Technology Corp.:


We have audited the accompanying consolidated balance sheets of Waste Technology Corp. and Subsidiaries as of October 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Technology Corp. and Subsidiaries as of October 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.








Jacksonville, FL
December 30, 2004

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            October 31, 2004 and 2003



                                                  ASSETS                      2004            2003
                                                                          ------------    ------------
Current assets:
   Cash and cash equivalents                                              $    245,553          99,495
   Accounts receivable, net of allowance for doubtful accounts
       of $50,000 and $40,000 for 2004 and 2003, respectively                  984,128         654,624
   Inventories (note 4)                                                      1,104,936       1,287,647
   Prepaid expenses and other current assets                                    63,831          58,519
                                                                          ------------    ------------
           Total current assets                                              2,398,448       2,100,285
                                                                          ------------    ------------
Property, plant, and equipment, at cost, net (note 5)                          488,630         517,836

Other assets:
       Due from officer (note 3)                                                81,528          90,768
       Other assets                                                              3,246           3,246
                                                                          ------------    ------------
           Total other assets                                                   84,774          94,014
                                                                          ------------    ------------
           Total assets                                                   $  2,971,852       2,712,135
                                                                          ============    ============



                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving promissory note (note 6)                                     $      9,246          89,430
   Accounts payable                                                            515,485         265,652
   Accrued liabilities                                                         428,787         384,502
   Current portion of deferred compensation (note 3)                            67,000          66,831
   Accrued legal judgment (note 7)                                                  --          57,000
   Customer deposits                                                           430,765         469,366
                                                                          ------------    ------------
           Total current liabilities                                         1,451,283       1,332,781
                                                                          ------------    ------------
Deferred compensation, net of current portion (note 3)                         353,321         389,928

Stockholders' equity (notes 3 and 9):
   Common stock, $0.01 par value. Authorized 25,000,000 shares;
       issued 6,179,875 shares in 2004 and 2003                                 61,799          61,799
   Preferred stock, $0.0001 par value. Authorized 10,000,000
       shares; none issued                                                          --              --
   Additional paid-in capital                                                6,347,187       6,347,187
   Accumulated deficit                                                      (4,434,092)     (4,620,462)
                                                                          ------------    ------------
                                                                             1,974,894       1,788,524
   Less treasury stock, 663,526 shares in 2004 and 2003, at cost               419,306         419,306
   Less notes receivable from stockholders, net (note 3)                       388,340         379,792
                                                                          ------------    ------------
           Total stockholders' equity                                        1,167,248         989,426

Commitments and contingencies (note 7)
                                                                          ------------    ------------
           Total liabilities and stockholders' equity                     $  2,971,852       2,712,135
                                                                          ============    ============

           See accompanying notes to consolidated financial statements

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      Years ended October 31, 2004 and 2003



                                                                              2004            2003
                                                                          ------------    ------------
Net sales (note 11)                                                       $  6,581,460       5,460,147
Cost of sales                                                                5,207,035       4,670,290
                                                                          ------------    ------------
           Gross profit                                                      1,374,425         789,857
                                                                          ------------    ------------
Operating expenses:
   Selling                                                                     543,315         535,710
   General and administrative                                                  610,544         596,645
                                                                          ------------    ------------
                                                                             1,153,859       1,132,355
                                                                          ------------    ------------
           Income (loss) from operations                                       220,566        (342,498)
                                                                          ------------    ------------
Other income (expense):
   Interest income (note 3)                                                     17,108          18,459
   Interest expense                                                            (56,691)        (66,319)
   Other                                                                         5,387          (7,182)
                                                                          ------------    ------------
                                                                               (34,196)        (55,042)
                                                                          ------------    ------------
           Income (loss) before income taxes                                   186,370        (397,540)

Income taxes (note 8)                                                               --              --
                                                                          ------------    ------------
           Net income (loss)                                              $    186,370        (397,540)
                                                                          ============    ============
Basic and diluted earnings (loss) per share                               $       0.03           (0.07)
Weighted average number of shares outstanding                                5,516,349       5,516,349




          See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                      Years ended October 31, 2004 and 2003




                                COMMON STOCK
                         PAR VALUE $0.01 AUTHORIZED
                              25,000,000 SHARES                                     TREASURY STOCK
                           -----------------------                              -----------------------      NOTES
                             NUMBER                  ADDITIONAL                                           RECEIVABLE
                           OF SHARES                  PAID-IN    ACCUMULATED     NUMBER                      FROM
                             ISSUED     PAR ISSUED    CAPITAL      DEFICIT      OF SHARES       COST      STOCKHOLDERS     TOTAL
                           ----------   ----------   ----------   ----------    ----------   ----------    ----------    ----------
Balance, October 31, 2002   6,179,875   $   61,799    6,347,187   (4,222,922)      663,526   $ (419,306)     (367,241)    1,399,517

Net increase of note
   receivable from
   stockholders (note 3)           --           --           --           --            --           --       (12,551)      (12,551)

Net loss                           --           --           --     (397,540)           --           --            --      (397,540)
                           ----------   ----------   ----------   ----------    ----------   ----------    ----------    ----------
Balance, October 31, 2003   6,179,875       61,799    6,347,187   (4,620,462)      663,526     (419,306)     (379,792)      989,426

Net increase of note
   receivable from
   stockholders (note 3)           --           --           --           --            --           --        (8,548)       (8,548)

Net income                         --           --           --      186,370            --           --            --       186,370
                           ----------   ----------   ----------   ----------    ----------   ----------    ----------    ----------
Balance, October 31, 2004   6,179,875   $   61,799    6,347,187   (4,434,092)      663,526   $ (419,306)     (388,340)    1,167,248
                           ==========   ==========   ==========   ==========    ==========   ==========    ==========    ==========





           See accompanying notes to consolidated financial statements

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Years ended October 31, 2004 and 2003




                                                                              2004            2003
                                                                          ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                                      $    186,370        (397,540)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation and amortization                                        29,206          40,424
           Changes in assets and liabilities:
               Accounts receivable                                            (329,504)       (104,840)
               Inventories                                                     182,711         250,001
               Prepaid expenses and other current assets                        (5,312)        (43,915)
               Accounts payable                                                249,833         (22,515)
               Accrued liabilities, deferred compensation,
                   and accrued legal judgment                                  (49,153)       (169,273)
               Customer deposits                                               (38,601)         61,740
                                                                          ------------    ------------
                 Net cash provided by (used in) operating activities           225,550        (385,918)
                                                                          ------------    ------------
Cash flows from investing activities:
   Net investment in notes receivable from stockholders                            692         308,490
   Purchases of property and equipment                                              --         (24,978)
                                                                          ------------    ------------
                  Net cash provided by investing activities                        692         283,512
                                                                          ------------    ------------
Cash flows from financing activities:
   Net (payments) drawings from revolving promissory note                      (80,184)         41,271
                                                                          ------------    ------------
                  Net cash (used in) provided by financing activities          (80,184)         41,271
                                                                          ------------    ------------
                  Net increase (decrease) in cash and cash equivalents         146,058         (61,135)

Cash and cash equivalents at beginning of year                                  99,495         160,630
                                                                          ------------    ------------
Cash and cash equivalents at end of year                                  $    245,553          99,495
                                                                          ============    ============
Supplemental cash flow information:
   Cash paid for interest                                                 $     23,367          38,208
                                                                          ============    ============




          See accompanying notes to consolidated financial statements.

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            October 31, 2004 and 2003



(1)  NATURE OF BUSINESS

     Waste Technology Corp. and its wholly owned subsidiaries (the Company) manufacture baling equipment which utilize mechanical, hydraulic, and electrical mechanisms to compress a variety of materials into bales. The Company's customers include plastic recycling facilities, paper mills, textile mills, and paper recycling facilities throughout the United States, Asia, and South America.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Waste Technology Corp. and all of its wholly owned subsidiaries. Intercompany balances and significant intercompany transactions have been eliminated in consolidation.

     (B)  USE OF ESTIMATES

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     (E)  PROPERTY, PLANT, AND EQUIPMENT

          The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the double-declining balance and straight-line methods over the estimated lives of 5-7 years for machinery and equipment and 31 years for buildings.

          On November 1, 2002, the Company adopted SFAS No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No 144 requires that long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.


                                      F-6                            (Continued)

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            October 31, 2004 and 2003



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

     (I)  STOCK-BASED COMPENSATION

          The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company issued no stock options during the periods ending October 31, 2004 and 2003.

          The Company has adopted the disclosure only provisions of SFAS No.
          123. Since the Company has not issued any stock options and has not had any stock options vesting during fiscal 2004 or 2003, reported net income (loss) is equal to proforma net income (loss) as determined under the provisions of SFAS No. 123.

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

     (K)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term mature of these assets and liabilities. The carrying amounts of deferred compensation and the revolving promissory note approximate fair value. Management estimates fair value based on current rates available to the Company for loans with similar maturities.


                                      F-7                            (Continued)

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            October 31, 2004 and 2003



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

     On July 15, 1991, the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The financing of the transactions was paid with funds borrowed from the Company with the unanimous approval of the Company's board of directors. The four individuals executed promissory notes in favor of the Company, originally payable in three annual installments due July 15, 1992-1994 plus accrued interest from July 15, 1991 at the rate of 9% per annum. The former chairman's promissory note was satisfied in 1993. The Company extended the initial installment date for the general counsel to begin on July 15, 1997. No payments were made during the years ended October 31, 2004 and 2003. The debt is collateralized by a lien on the 134,591 shares of the Company's common stock and a personal guarantee and the guarantee of general counsel's law firm to the extent of his loan. On June 13, 1995, the general counsel and his law firm exercised their option to purchase 250,000 shares of Waste Technology Corp. common stock at $1.00 per share, whereby, the Company reduced the legal fees payable to the law firm in lieu of cash. These shares are also being held as collateral for the note receivable from the general counsel.

     During 1997, the general counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the general counsel at such time as the board of directors shall determine. Accordingly, notes receivable from the general counsel, net of accrued legal fees of $388,340 and $379,792, are presented as a reduction of stockholders' equity at October 31, 2004 and 2003, respectively.

     On December 29, 1995, the Company transferred a life insurance policy, covering the life of its former president, in exchange for a note receivable. The amount of the note receivable from the former president is equal to the amount of the cash surrender value of the policy at the time of the transfer. Interest accrued at the rate of 6% per annum. For 2002, no principal or interest was due until proceeds from the policy were realized. During 2003, the former president signed over the life insurance policy to the Company, which then cashed in the policy and used the proceeds to reduce the note receivable from the former president. The note receivable from the former president was $96,366 and $105,134 at October 31, 2004 and 2003, respectively.

     The Company has a deferred compensation agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $420,321, payable over the next nine years, a portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

     The consolidated statements of operations includes interest income on officer and director notes receivable of $38,122 and $43,351 for fiscal 2004 and 2003, respectively. Legal expenses to the general counsel and his law firm were $19,822 and $20,395 for fiscal 2004 and 2003, respectively.


                                      F-8                            (Continued)

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            October 31, 2004 and 2003



(4)  INVENTORIES

     Inventories consisted of the following:

                                                     2004            2003
                                                 ------------    ------------
     Finished products                           $    166,137         219,627
     Work in process                                  510,540         569,474
     Raw materials                                    428,259         498,546
                                                 ------------    ------------
                                                 $  1,104,936       1,287,647
                                                 ============    ============


     During the years ended October 31, 2004 and 2003, the Company identified and wrote-off approximately $37,000 and $250,000 of slow moving and obsolete inventory. This inventory is no longer used in the Company's current manufactured models.


(5)  PROPERTY, PLANT, AND EQUIPMENT

     The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

                                                     2004            2003
                                                 ------------    ------------
     Land                                        $     77,304          77,304
     Buildings and improvements                       911,158         911,158
     Machinery and equipment                          793,421         793,421
     Vehicles                                          95,327          95,327
                                                 ------------    ------------
                                                    1,877,210       1,877,210
     Less accumulated depreciation                  1,388,580       1,359,374
                                                 ------------    ------------
                                                 $    488,630         517,836
                                                 ============    ============


     Depreciation and amortization expense was $29,206 and $40,424 in fiscal 2004 and 2003, respectively.


(6)  REVOLVING PROMISSORY NOTE

     In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow up to the lesser of 80% of eligible receivables or $500,000. The line of credit bears interest at prime plus 1% (5.75% at October 31, 2004) plus certain service charges and expires in August 2005. The line of credit had an outstanding balance of $9,246 and $89,430 at October 31, 2004 and 2003, respectively. The unused line of credit at October 31, 2004 was approximately $275,000.


                                      F-9                            (Continued)

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            October 31, 2004 and 2003



(7)  COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business, some of which are substantial. While any litigation contains an element of uncertainty, management, based upon discussion with the Company's general counsel and other attorneys acting on behalf of the Company, presently believes, except for the legal judgment discussed below, that the outcome or cost of defending such proceedings or claims individually and in the aggregate, which are pending or threatened, will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

     In August 2002, the Company reached an agreement with an insurance carrier to settle an amount due on a previously settled legal judgment in the sum of $280,000. The agreed upon settlement was payable in monthly installments and was fully paid during April 2004.


(8)  INCOME TAXES

     The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company's effective rate are as follows:

                                                     2004            2003
                                                 ------------    ------------
     Expected federal income tax expense
       (benefit) at statutory rate               $     63,000        (135,000)
     State income tax expense (benefit),
       net federal income tax effect                    7,000         (22,000)
     Change in valuation allowance                    (70,000)        157,000
                                                 ------------    ------------
          Income taxes                           $         --              --
                                                 ============    ============



     The Company files consolidated federal and state income tax returns with its subsidiaries. The net change in the total valuation allowance for the years ended October 31, 2004 and 2003 was $(70,000) and $157,000, respectively. Realization of net deferred tax assets is dependent on generating sufficient taxable income in the future. Based on current and anticipated future economic conditions, management cannot ascertain when it will become more likely than not that any portion of the net deferred tax asset will be realized.


                                      F-10                           (Continued)

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            October 31, 2004 and 2003



     The significant components of the net deferred income tax assets at October 31, 2004 and 2003 are as follows:

                                                     2004            2003
                                                 ------------    ------------
     Reserves and allowances                     $    180,000         170,000
     Property, plant, and equipment                    75,000          85,000
     General business credit carryforwards             15,000          15,000
     Net operating loss carryforwards               1,226,000       1,296,000
     Other                                             60,000          60,000
                                                 ------------    ------------
                                                    1,556,000       1,626,000
     Less valuation allowance                       1,556,000       1,626,000
                                                 ------------    ------------
          Net deferred income taxes              $         --              --
                                                 ============    ============


     Net federal operating loss carryforwards for income tax purposes are approximately $3,200,000 and expire in years 2007 through 2024. The Company has an alternative minimum tax credit carryforward of approximately $30,000.


(9)  STOCK OPTIONS

     In March 1994 and February 1993, the board of directors issued 550,000 and 700,000 nonqualified stock options, respectively, to purchase 550,000 and 700,000 shares, respectively, of the Company's common stock at $0.50 per share. As of October 31, 2004 all shares under those plans have been cancelled. In June 2002, the Company grants 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans.

     A summary of the status of the Company's stock options is presented below:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                    ------------   ------------
     Outstanding, October 31, 2002                       500,000   $       0.40
     Canceled                                           (200,000)          0.50
     Issued                                                   --             --
                                                    ------------
     Outstanding and exercisable, October 31, 2003       300,000           0.33
     Canceled                                            (50,000)          0.50
     Issued                                                   --             --
                                                    ------------
     Outstanding and exercisable, October 31, 2004       250,000   $       0.30
                                                    ============


     The outstanding stock options at October 31, 2004, have a remaining contractual term of 8 years.


                                      F-11                           (Continued)

                     WASTE TECHNOLOGY CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            October 31, 2004 and 2003



(10) EMPLOYEES' BENEFIT PLAN

     The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan in 2004 or 2003.


(11) EXPORT SALES

     Export sales were approximately 10% and 23% for the years ended October 31, 2004 and 2003, respectively. The principal international markets served by the Company, include Canada, China, United Kingdom, India, Korea, Japan, Russia, and Brazil. In 2003, the Company had a percentage of total net sales of over 11% to Brazil.