Form 10QSB
period 2005-01-31
WASTE TECHNOLOGY CORP
filed 2005-03-16
CIK 781902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-QSB


  (Mark One)

     [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the quarterly period ended   January 31, 2005.
                                          --------------------

     [_] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the transition period from _______________ to _______________



           Commission File Number 0-14443




                          WASTE TECHNOLOGY CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


          Delware                                            13-2842053
-------------------------------                            ---------------
(State or Other Jurisdiction of                            I.R.S. Employer
 Incorporation or Organization                            Identification No.)


                             5400 Rio Grande Avenue
                           Jacksonville, Florida 32254
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                  (904)355-5558
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)




     Check whether issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     At February 28, 2005, Issuer had outstanding 5,516,349 shares of its Common Stock.

     Transitional small business disclosure format check one: Yes [_]  No [X]

================================================================================

                  WASTE TECHNOLOGY CORPORATIONTABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION...............................................  3

         ITEM 1.  FINANCIAL STATEMENTS

         o        Consolidated Condensed Balance Sheets as of
                  January 31, 2005, and October 31, 2004.....................  3

         o        Consolidated Condensed Statements of Operations
                  for the three months ended January 31, 2005, and
                  January 31, 2004 . . ......................................  4

         o        Consolidated Condensed Statements of Changes in
                  Stockholders' Equity for the period from October
                  31, 2003, to January 31, 2005..............................  5

         o        Consolidated Condensed Statements of Cash Flows
                  for the three months ended January 31, 2005, and
                  January 31, 2004...........................................  6

         o        Notes to Consolidated Condensed Financial
                  Statements.................................................  7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 10


         ITEM 3.  CONTROLS AND PROCEDURES.................................... 11



PART II. OTHER INFORMATION................................................... 11


         ITEM 6.  EXHIBITS................................................... 12


SIGNATURES................................................................... 13

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED


                                                                  1/31/2005      10/31/2004
                                                                ------------    ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                     $    294,621    $    245,553
  Accounts receivable, net of allowance for doubtful accounts
    of $50,000 and $40,000 in 2005 and 2004, respectively            915,087         984,128
  Inventories                                                      1,176,936       1,104,936
  Prepaid expense and other current assets                            34,451          63,831
                                                                ------------    ------------
          Total current assets                                     2,421,095       2,398,448

Property, plant and equipment, at cost                             1,877,409       1,877,409
  Less:  accumulated depreciation                                  1,397,179       1,388,779
                                                                ------------    ------------
          Net property, plant and equipment                          480,230         488,630

Other assets:
  Other assets                                                         3,246           3,246
  Due from Director                                                   79,201          81,528
                                                                ------------    ------------
          Total other assets                                          82,447          84,774
                                                                ------------    ------------
          TOTAL ASSETS                                          $  2,983,772    $  2,971,852
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                     $     18,188    $      9,246
  Accounts payable                                                   521,420         515,485
  Accrued liabilities                                                377,807         428,787
  Current portion of deferred compensation                            67,000          67,000
  Customer deposits                                                  456,302         430,765
                                                                ------------    ------------
          Total current liabilities                                1,440,717       1,451,283

Deferred compensation, net of current portion                        343,948         353,321
                                                                ------------    ------------
          Total liabilities                                        1,784,665       1,804,604

Stockholders' equity:
  Common stock, par value $.01 25,000,000 shares authorized;
    6,179,875 shares issued in 2004 and 2003                          61,799          61,799
  Preferred stock, par value $.0001, 10,000,000 shares
    authorized, none issued                                               --              --
  Additional paid-in capital                                       6,347,187       6,347,187
  Accumulated deficit                                             (4,398,991)     (4,434,092)
                                                                ------------    ------------
                                                                   2,009,995       1,974,894

Less:  Treasury stock, 663,526 shares at cost                        419,306         419,306
Less:  Note receivable from shareholders                             391,582         388,340
                                                                ------------    ------------
          Total stockholders' equity                               1,199,107       1,167,248
                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  2,983,772    $  2,971,852
                                                                ============    ============


     See accompanying notes to condensed consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED



Three months ended:                                               1/31/2005       1/31/2004
-------------------                                             ------------    ------------
Net Sales                                                       $  1,713,494    $  1,267,608

Cost of Sales                                                      1,368,773       1,066,663
                                                                ------------    ------------

Gross Profit                                                         344,721         200,945

Operating Expenses:
  Selling                                                            130,285         121,948
  General and Administrative                                         178,062         160,811
                                                                ------------    ------------
     Total operating expenses                                        308,347         282,759

Operating Income (Loss)                                               36,374         (81,814)

Other Income (Expense):
  Interest Income                                                      3,417           3,790
  Interest Expense                                                    (7,918)         (6,976)
  Other Income                                                         3,228             938
  Other Expense                                                           --              --
                                                                ------------    ------------

     Total Other Income (Expenses)                                    (1,273)         (2,248)
                                                                ------------    ------------

Income (Loss) before income taxes                                     35,101         (84,062)

Income Taxes
  Current                                                                 --              --
  Deferred                                                                --              --
                                                                ------------    ------------
Net Income (Loss)                                               $     35,101    $    (84,062)
                                                                ============    ============

Basic and diluted Income (Loss) per share                               0.01           (0.02)

Weighted average number of shares                                  5,516,349       5,516,349



     See accompanying notes to condensed consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Year Ended October 31, 2004 and the Three Months Ended January 31, 2005
                                    unaudited


                                    COMMON STOCK
                             PAR VALUE $.01 AUTHORIZED
                                 25,000,000  SHARES                                   TREASURY STOCK
                              -----------------------                            -----------------------
                                NUMBER                  ADDITIONAL                 NUMBER               NOTE RECEIVABLE   TOTAL
                               OF SHARES      PAR         PAID-IN   ACCUMULATED      OF                       FROM     STOCKHOLDERS'
                                ISSUED       VALUE        CAPITAL     DEFICIT      SHARES        COST     SHAREHOLDER     EQUITY
                              ----------   ----------   ----------  -----------  ----------   ----------   ----------   ----------
Balance at October 31, 2003    6,179,875   $   61,799   $6,347,187  $(4,620,462)    663,526   $ (419,306)  $ (379,792)  $  989,426

Net Adjustment of Note
  Receivable from shareholder     -0-          -0-          -0-         -0-          -0-          -0-          (8,548)      (8,548)

Net Income (Loss)                 -0-          -0-          -0-         186,370      -0-          -0-          -0-         186,370
                              ----------   ----------   ----------  -----------  ----------   ----------   ----------   ----------

  Balance at October 31, 2004  6,179,875       61,799    6,347,187   (4,434,092)    663,526     (419,306)    (388,340)   1,167,248


Net Adjustment of Note
  Receivable from shareholder     -0-          -0-          -0-         -0-          -0-          -0-          (3,242)      (3,242)

Net Income (Loss)                 -0-          -0-          -0-          35,101      -0-          -0-          -0-          35,101
                              ----------   ----------   ----------  -----------  ----------   ----------   ----------   ----------

  Balance at January 31, 2005  6,179,875   $   61,799   $6,347,187  $(4,398,991)    663,526   $ (419,306)  $ (391,582)  $1,199,107
                              ==========   ==========   ==========  ===========  ==========   ==========   ==========   ==========


     See accompanying notes to condensed consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    unaudited


For The Three Months Ended                                           1/31/2005       1/31/2004
--------------------------                                         ------------    ------------
Cash flow from operating activities:
  Net (loss) income                                                $     35,101    $    (84,062)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                        8,400           8,401
  Changes in operating assets and liabilities:
     Accounts receivable                                                 69,041          43,609
     Inventories                                                        (72,000)         64,999
     Prepaid expenses and other current assets                           29,380           5,310
     Accounts payable                                                     5,935          51,205
     Accrued liabilities,  Deferred compensation                        (60,353)        (24,204)
     Customer deposits                                                   25,537         (62,220)
     Accrued judgment                                                        --         (28,500)
                                                                   ------------    ------------
        Net cash provided by (used in) operating activities              41,041         (25,462)

Cash flows provided by (used in) investing activities:
  (Increase)decrease in notes receivable from shareholders                 (915)          1,644
  Purchase of property and equipment                                         --              --
                                                                   ------------    ------------
        Net cash provided by (used in) investing activities                (915)          1,644

Cash flows provided by (used in) financing activities - Net
  Drawings (payments) from revolving promissory note                      8,942          57,448


Net increase (decrease) in cash and cash equivalents                     49,068          33,630
Cash and cash equivalents at beginning of period                        245,553          99,495
                                                                   ------------    ------------
Cash and cash equivalents at end of period                         $    294,621    $    133,125
                                                                   ============    ============

Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
  Interest                                                         $      7,918    $      6,976
  Income taxes                                                               --              --


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


2.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2005, are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. The accompanying consolidated condensed balance sheet as of October 31, 2004 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2004.

For further information, refer to the Company's Annual Report on form 10-KSB for the year ended October 31, 2004, and the Management Discussion included in this Form 10-QSB.

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


4.   Related Party Transactions:

The Company was indebted in the amount of $597,378 to the General Counsel and his law firm at January 31, 2005. During 1997, the General Counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at January 31, 2005. The notes receivable from the General Counsel, net of the amount the Company is indebted to the General Counsel, is shown as a reduction of stockholders' equity.

On December 29, 1995, the Company transferred a life insurance policy, covering the life of its president, to the president in exchange for a note receivable. The amount of the note receivable from the former president was equal to the amount of the cash surrender value of the policy at the time of the transfer. During 2003, the former president signed over the life insurance policy to the Company, which then cashed in the policy and used the proceeds to reduce the note receivable from the former president. The note receivable from the former president was $94,079 at January 31, 2005. Interest accrues at 6% per annum.

The Company has a deferred compensation agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $410,948, payable over the next eight years, a portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

5.   Inventories

Inventories consisted of the following:

                                January 31, 2005               October 31, 2004
                                ----------------               ----------------
     Finished Products             $  210,137                     $  166,137
     Work in process                  533,540                        510,540
     Raw materials                    433,259                        428,259
                                   $1,176,936                     $1,104,936


6.   Revolving Promissory Note:

In August 2000, the Company entered into a line of credit agreement which allows the Company to borrow against certain equipment and 80% of eligible receivables or $500,000. The line of credit bears interest at prime rate plus one percent (1%) plus certain service charges. The line of credit had an outstanding balance of $18,188 and the unused line of credit was approximately $89,000 at January 31, 2005.


7.   Income Taxes

As of January 31, 2005, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of January 31, 2005, the Company has approximately $3,200,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2024.


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

                                             Three Months ended January 31:
                                             ------------------------------
                                                 2005              2004
                                               --------          --------
     Net income (loss)                         $ 35,101          $(84,062)
     Proforma compensation expense                   --                --
                                               --------          --------
     Proforma net income (loss)                $ 35,101          $(84,062)
                                               ========          ========

     Basic and diluted income per share        $   0.01          $  (0.02)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Three Month Comparison
---------------------------------------------

In the first quarter ending January 31, 2005, the Company had net sales of $1,713,494 as compared to net sales of $1,267,608 in the first quarter of fiscal 2004, an increase of 35.2%. The increase in sales was the result of the improved economic conditions in the first quarter of 2005 versus the prior year.

The Company had net income of $35,101 in the first quarter of fiscal 2005, as compared to a net loss of $84,062 in the first quarter of fiscal 2004. The higher net income was the result of the higher volume of shipments resulting in higher gross profit, partially offset by higher selling and administration expenses.

Although no assurances can be given, the Company believes that it will equal or exceed the results of the prior fiscal year due to the improved economic conditions over the prior year. The sold order backlog was approximately $2,500,000 at February 28, 2005 as compared to $2,000,000 at February 29, 2004.

Financial Condition:
--------------------

Net working capital at January 31, 2005 was $980,378 as compared to $947,165 at October 31, 2004. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

The Company has a line of credit agreement with Presidential Financial Corporation which allows the Company to borrow up to $500,000. The line of credit bears interest at the prime rate plus one percent (1%) plus certain service charges. This agreement has a one year term with an automatic renewal unless either of the parties to the agreement gives written notice to terminate the agreement at least sixty (60) days prior to the annual renewal date. This agreement has been renewed three times and the Company is current under the obligations of the agreement. The Company had a loan balance of $18,188 and availability of $89,000 at January 31, 2005 on this line of credit.

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

Inflation:
----------

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

Changes in Internal Controls
----------------------------

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

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated:   March 15, 2005



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