Form 10QSB
period 2005-04-30
WASTE TECHNOLOGY CORP
filed 2005-06-13
CIK 781902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  FORM 10-QSB

(Mark One)

    [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended April 30, 2005.

    [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                             5400 Rio Grande Avenue
                           Jacksonville, Florida 32254
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


                                 (904) 355-5558
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 31, 2005, Issuer had outstanding 5,516,349 shares of its Common
Stock.

     Transitional small business disclosure format check one: Yes [ ] No [X]
================================================================================

                          WASTE TECHNOLOGY CORPORATION
                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION................................................3

         ITEM 1. FINANCIAL STATEMENTS

         o  Consolidated Condensed Balance Sheets as of
            April 30, 2005, and October 31, 2004..............................3

         o  Consolidated Condensed Statements of Operations for
            the three months and six months ended April 30, 2005,
            and April 30, 2004. . ...........................................4-5

         o  Consolidated Condensed Statements of
            Changes in Stockholders' Equity for the period
            from October 31, 2003, to April 30, 2005..........................6

         o  Consolidated Condensed Statements of Cash Flows
            for the three months and six months ended
            April 30, 2005, and April 30, 2004...............................7-8

         o  Notes to Consolidated Condensed Financial
            Statements........................................................9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                 PLAN OF OPERATIONS..........................................12

         ITEM 3. CONTROLS AND PROCEDURES.....................................13


PART II. OTHER INFORMATION...................................................14

         ITEM 6. EXHIBITS....................................................14


SIGNATURES...................................................................15

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED


                                                                  4/30/2005      10/31/2004
                                                                ------------    ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                     $    301,288    $    245,553
  Accounts receivable, net of allowance for doubtful accounts
    of $50,000 and $40,000 in 2005 and 2004, respectively            714,607         984,128
  Inventories                                                      1,320,936       1,104,936
  Prepaid expense and other current assets                            35,994          63,831
                                                                ------------    ------------

          Total current assets                                     2,372,825       2,398,448

Property, plant and equipment, at cost                             1,882,409       1,877,409
  Less:  accumulated depreciation                                  1,405,579       1,388,779
                                                                ------------    ------------

          Net property, plant and equipment                          476,830         488,630

Other assets:
  Other assets                                                        25,544           3,246
  Due from Director                                                   76,873          81,528
                                                                ------------    ------------

          Total other assets                                         102,417          84,774
                                                                ------------    ------------
          TOTAL ASSETS                                          $  2,952,072    $  2,971,852
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                     $    224,737    $      9,246
  Accounts payable                                                   445,530         515,485
  Accrued liabilities                                                382,979         428,787
  Current portion of deferred compensation                            67,000          67,000
  Customer deposits                                                  274,229         430,765
                                                                ------------    ------------

          Total current liabilities                                1,394,475       1,451,283

Deferred compensation, net of current portion                        334,576         353,321
                                                                ------------    ------------

          Total liabilities                                        1,729,051       1,804,604

Stockholders' equity:
  Common stock, par value $.01
     25,000,000 shares authorized; 6,179,875
     shares issued in 2005 and 2004                                   61,799          61,799
  Preferred stock, par value $.0001,
     10,000,000 shares authorized, none issued                            --              --
  Additional paid-in capital                                       6,347,187       6,347,187
  Accumulated deficit                                             (4,375,802)     (4,434,092)
                                                                ------------    ------------

                                                                   2,033,184       1,974,894

Less:  Treasury stock, 663,526 shares at cost                        419,306         419,306
Less:  Note receivable from shareholders                             390,857         388,340
                                                                ------------    ------------

          Total stockholders' equity                               1,223,021       1,167,248
                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  2,952,072    $  2,971,852
                                                                ============    ============


See accompanying notes to condensed consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED



Three months ended:                                               4/30/2005       4/30/2004
                                                                ------------    ------------
Net Sales                                                       $  1,716,255    $  1,676,973

Cost of Sales                                                      1,387,370       1,282,912
                                                                ------------    ------------

Gross Profit                                                         328,885         394,061

Operating Expenses:
  Selling                                                            131,557         127,711
  General and Administrative                                         168,478         167,966
                                                                ------------    ------------

    Total operating expenses                                         300,035         295,677

Operating Income                                                      28,850          98,384

Other Income (Expense):
  Interest Income                                                      3,759           3,804
  Interest Expense                                                   (10,977)        (10,156)
  Other Income                                                         1,557           1,312
                                                                ------------    ------------

    Total Other Income (Expenses)                                     (5,661)         (5,040)
                                                                ------------    ------------

Income before income taxes                                            23,189          93,344

Income Taxes
  Current                                                                 --              --
  Deferred                                                                --              --
                                                                ------------    ------------

Net Income                                                      $     23,189    $     93,344
                                                                ============    ============


Basic and diluted Income (Loss) per share                       $       0.00    $       0.02

Weighted average number of shares       Basic                      5,516,349       5,516,349
                                        Diluted                    5,603,306       5,516,349


See accompanying notes to condensed consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


Six months ended:                                                 4/30/2005       4/30/2004
                                                                ------------    ------------
Net Sales                                                       $  3,429,749    $  2,944,581

Cost of Sales                                                      2,756,143       2,349,575
                                                                ------------    ------------

Gross Profit                                                         673,606         595,006

Operating Expenses:
  Selling                                                            261,842         249,659
  General and Administrative                                         346,540         320,446
                                                                ------------    ------------

    Total operating expenses                                         608,382         570,105

Operating Income                                                      65,224          24,901

Other Income (Expense):
  Interest Income                                                      7,176           7,594
  Interest Expense                                                   (18,895)        (25,463)
  Other Income                                                         4,785           2,250
                                                                ------------    ------------

    Total Other Income (Expenses)                                     (6,934)        (15,619)
                                                                ------------    ------------

Income before income taxes                                            58,290           9,282

Income Taxes
  Current                                                                 --              --
  Deferred                                                                --              --
                                                                ------------    ------------

Net Income                                                      $     58,290    $      9,282
                                                                ============    ============



Basic and diluted Income per share                              $       0.01    $       0.00

Weighted average number of shares       Basic                      5,516,349       5,516,349
                                        Diluted                    5,574,042       5,516,349


See accompanying notes to condensed consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

   For the Year Ended October 31, 2004 and the Six Months Ended April 30, 2005
                                    unaudited



                             COMMON STOCK
                       PAR VALUE $.01 AUTHORIZED
                           25,000,000  SHARES                                     TREASURY STOCK
                        -----------------------                              -----------------------
                                                                               NOTE
                          NUMBER                  ADDITIONAL                   NUMBER                  RECEIVABLE     TOTAL
                         OF SHARES      PAR         PAID-IN    ACCUMULATED       OF                       FROM     STOCKHOLDERS'
                          ISSUED       VALUE        CAPITAL      DEFICIT       SHARES        COST      SHAREHOLDER    EQUITY
                        ----------   ----------   ----------   -----------   ----------   ----------   ----------   ----------
Balance at
October 31, 2003         6,179,875   $   61,799   $6,347,187   $(4,620,462)     663,526   $ (419,306)   $ (379,792) $  989,426

Net Adjustment of
Note Receivable
from shareholder               -0-          -0-          -0-           -0-          -0-          -0-       (8,548)      (8,548)

Net Income (Loss)              -0-          -0-          -0-       186,370          -0-          -0-          -0-      186,370
                        ----------   ----------   ----------   -----------   ----------   ----------   ----------   ----------

Balance at
October 31, 2004         6,179,875       61,799    6,347,187    (4,434,092)     663,526     (419,306)    (388,340)   1,167,248


Net Adjustment of
Note Receivable
from shareholder               -0-          -0-          -0-           -0-          -0-          -0-       (2,517)      (2,517)

Net Income (Loss)              -0-          -0-          -0-        58,290          -0-          -0-          -0-       58,290
                        ----------   ----------   ----------   -----------   ----------   ----------   ----------   ----------
Balance at
April 30, 2005           6,179,875   $   61,799   $6,347,187   $(4,375,802)     663,526   $ (419,306)  $ (390,857)  $1,223,021
                        ==========   ==========   ==========   ===========   ==========   ==========   ==========   ==========


See accompanying notes to condensed consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    unaudited


Three Months Ended                                                               4/30/2005    4/30/2004
                                                                                 ---------    ---------
Cash flow from operating activities:
  Net (loss) income                                                              $  23,189    $  93,344
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                    9,168        8,399
  Changes in operating assets and liabilities:
    Accounts receivable                                                            200,480     (269,979)
    Inventories                                                                   (144,000)     108,000
    Prepaid expenses and other current assets                                      (24,609)     (38,721)
    Accounts payable                                                               (75,890)     121,807
    Accrued liabilities,  Deferred compensation                                     (4,200)       9,002
    Customer deposits                                                             (182,073)      82,651
    Accrued judgment                                                                    --      (28,500)
                                                                                 ---------    ---------
      Net cash provided by (used in) operating activities                         (197,935)      86,003

Cash flows provided by (used in) investing activities:
  (Increase)decrease in notes receivable from shareholders                           3,053        5,213
  Purchase of property and equipment                                                (5,000)          --
                                                                                 ---------    ---------
    Net cash provided by (used in) investing activities                             (1,947)       5,213

Cash flows provided by (used in) financing activities - Net
  Drawings (payments) from revolving promissory note                               206,549       57,448


Net increase (decrease) in cash and cash equivalents                                 6,667      (24,664)
Cash and cash equivalents at beginning of period                                   294,621      133,125
                                                                                 ---------    ---------
Cash and cash equivalents at end of period                                       $ 301,288    $ 108,461
                                                                                 =========    =========

Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
   Interest                                                                      $  10,209    $  10,156
   Income taxes                                                                         --           --


See accompanying notes to condensed consolidated financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    unaudited


Six Months Ended                                                                 4/30/2005    4/30/2004
                                                                                 ---------    ---------
Cash flow from operating activities:
  Net income                                                                     $  58,290    $   9,282
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                   17,568       16,801
  Changes in operating assets and liabilities:
    Accounts receivable                                                            269,521     (226,370)
    Inventories                                                                   (216,000)     172,999
    Prepaid expenses and other current assets                                        4,771      (33,411)
    Accounts payable                                                               (69,955)     173,012
    Accrued liabilities,  Deferred compensation                                    (64,553)     (15,202)
    Customer deposits                                                             (156,536)      20,431
    Accrued judgment                                                                    --      (57,000)
                                                                                 ---------    ---------
      Net cash provided by (used in) operating activities                         (156,894)      60,542

Cash flows from investing activities:
  (Increase)decrease in notes receivable from shareholders                           2,138        6,856
  Purchase of property and equipment                                                (5,000)          --
                                                                                 ---------    ---------
    Net cash provided by (used in) investing activities                             (2,862)       6,856

Cash flows provided by financing activities - Net Drawings (payments)
  from revolving promissory note                                                   215,491      (58,432)


Net increase (decrease) in cash and cash equivalents                                55,735        8,966
Cash and cash equivalents at beginning of period                                   245,553       99,495
                                                                                 ---------    ---------
Cash and cash equivalents at end of period                                       $ 301,288    $ 108,461
                                                                                 =========    =========

Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
   Interest                                                                      $  18,127    $  25,463
   Income taxes                                                                         --           --

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


2. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2005, are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. The accompanying consolidated condensed balance sheet as of October 31, 2004 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2004.

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


4. Related Party Transactions:

The Company was indebted in the amount of $604,514 to the General Counsel and his law firm at April 30, 2005. During 1997, the General Counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at April 30, 2005. The notes receivable from the General Counsel, net of the amount the Company is indebted to the General Counsel, is shown as a reduction of stockholders' equity.

On December 29, 1995, the Company transferred a life insurance policy, covering the life of its president, to the president in exchange for a note receivable. The amount of the note receivable from the former president was equal to the amount of the cash surrender value of the policy at the time of the transfer. During 2003, the former president signed over the life insurance policy to the Company, which then cashed in the policy and used the proceeds to reduce the note receivable from the former president. The note receivable from the former president was $91,711 at April 30, 2005. Interest accrues at 6% per annum.

The Company has a deferred compensation agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $401,576, payable over the next eight years, a portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

5. Inventories

Inventories consisted of the following:

                                 April 30, 2005       October 31, 2004
                                 --------------       ----------------
     Finished Products             $  243,083            $  166,137
     Work in process                  636,079               510,540
     Raw materials                    441,774               428,259
                                   ----------            ----------
                                   $1,320,936            $1,104,936
                                   ==========            ==========



6. Revolving Promissory Note:

The Company has a $500,000 line of credit with First Guaranty Bank of Jacksonville which allows the Company to borrow against the Company's assets. The line of credit bears interest at prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $224,737 and the unused line of credit was $275,263 at April 30, 2005.


7. Income Taxes

As of April 30, 2005, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of April 30, 2005, the Company has approximately $3,200,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2024.


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

                                                  Six Months ended April 30:
                                                  --------------------------
                                                    2005              2004
                                                  --------          --------
     Net income                                   $ 58,290          $  9,282
     Proforma compensation expense                     --                --
                                                  --------          --------
     Proforma net income                          $ 58,290          $  9,282
                                                  ========          ========

     Basic and diluted income per share            $ 0.01            $ 0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations:  Three Month Comparison

In the second quarter ending April 30, 2005, the Company had net sales of $1,716,255 as compared to net sales of $1,676,973 in the second quarter of fiscal 2004, an increase of 2.3%.

The Company had net income of $23,189 in the second quarter of fiscal 2005 as compared to net income of $93,344 in the second quarter of fiscal 2004. Gross profit was lower in the second quarter of fiscal 2005 due to a more favorable product mix in the second quarter of 2004. The balance of 2004 was more typical of the Company's normal product mix.


Results of Operations:  Six Month Comparison

The Company had net sales of $3,429,749 in the first six months of fiscal 2005 as compared to $2,944,581 in the same period of fiscal 2004, an increase of 16.5%. The higher sales were the result of the improved economic conditions and the relatively low shipments of the first quarter of the prior year.

Net income was $58,290 in the first six months of fiscal 2005 versus net income of $9,282 in the same period in the prior year. The higher net income was the result of the higher shipments in fiscal 2005, partially offset by slightly higher selling and administration expenses.

Although no assurances can be given, the Company believes that it will equal or exceed the results of the prior fiscal year due to the improved economic conditions over the prior year. The sold order backlog was approximately $2,300,000 at May 31, 2005 as compared to $1,750,000 at May 31, 2004.

Financial Condition:

Net working capital at April 30, 2005 was $978,350 as compared to $947,165 at October 31, 2004. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

In February 2005, the Company entered into a $500,000 line of credit agreement with First Guaranty Bank of Jacksonville which allows the Company to borrow against the Company's assets. The line of credit bears interest at prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $224,737 at April 30, 2005 and the unused line of credit was $275,263 at that date.

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

ITEM 3 CONTROLS AND PROCEDURES

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



ITEM 6  EXHIBITS


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


Dated: June 13, 2005



                               WASTE TECHNOLOGY CORPORATION


                               BY: /s/ William E. Nielsen
                                   -----------------------------
                                   William E. Nielsen
                                   President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)


                               BY: /s/ Morton S. Robson
                                   -----------------------------
                                   Morton S. Robson
                                   Secretary