Form 10QSB
period 2005-07-31
WASTE TECHNOLOGY CORP
filed 2005-09-16
CIK 781902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   ___________

                                   FORM 10-QSB
                                   ___________



(Mark One)

   [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the quarterly period ended     July 31, 2005   .
                                        ---------------------


   [_] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the transition period from          to
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




         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [_] No [X]

         At August 31, 2005, Issuer had outstanding 4,933,895 shares of its Common Stock.

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

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION................................................3

         ITEM 1.   FINANCIAL STATEMENTS

         o    Consolidated Condensed Balance Sheets as of
              July 31, 2005, and October 31, 2004.............................3

         o    Consolidated Condensed Statements of Operations for the
              three months ended July 31, 2005, and July 31 2004..............4

         o    Consolidated Condensed Statements of Operations for the
              nine months ended July 31, 2005 and July 31, 2004...............5

         o    Consolidated Condensed Statements of Changes in
              Stockholders' Equity for the period
              from October 31, 2003, to July 31, 2005.........................6

         o    Consolidated Condensed Statements of Cash Flows for the
              three months ended July 31, 2005, and July 31, 2004.............7

         o    Consolidated Condensed Statements of Cash Flows for the
              nine months ended July 31, 2005, and July 31, 2004..............8

         o    Notes to Consolidated Condensed Financial
              Statements......................................................9


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                 PLAN OF OPERATIONS..........................................12


         ITEM 3. CONTROLS AND PROCEDURES.....................................13



PART II. OTHER INFORMATION...................................................14

         ITEM 1. LEGAL PROCEEDINGS...........................................14

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........14

         ITEM 5. OTHER INFORMATION...........................................15

         ITEM 6. EXHIBITS....................................................15


SIGNATURES...................................................................16

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                                  7/31/2005      10/31/2004
                                                                ------------    ------------
ASSETS
------

Current Assets:
  Cash and cash equivalents                                     $    158,483    $    245,553
  Accounts receivable, net of allowance for doubtful accounts
    of $50,000 and $40,000 in 2005 and 2004, respectively          1,462,158         984,128
  Inventories                                                      1,305,936       1,104,936
  Prepaid expense and other current assets                            59,360          63,831
                                                                ------------    ------------
          Total current assets                                     2,985,937       2,398,448

Property, plant and equipment, at cost                             1,882,409       1,877,409
  Less:  accumulated depreciation                                  1,413,979       1,388,779
                                                                ------------    ------------
          Net property, plant and equipment                          468,430         488,630

Other assets:
  Other assets                                                        24,390           3,246
  Due from Director                                                   74,546          81,528
                                                                ------------    ------------
          Total other assets                                          98,936          84,774
                                                                ------------    ------------
          TOTAL ASSETS                                          $  3,553,303    $  2,971,852
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Revolving promissory note                                     $    454,739    $      9,246
  Accounts payable                                                   536,285         515,485
  Accrued liabilities                                                556,355         428,787
  Current portion of deferred compensation                            67,000          67,000
  Customer deposits                                                  240,646         430,765
                                                                ------------    ------------
          Total current liabilities                                1,855,025       1,451,283

Deferred compensation, net of current portion                        325,204         353,321
                                                                ------------    ------------
          Total liabilities                                        2,180,229       1,804,604

Stockholders' equity:
  Common stock, par value $.01, 25,000,000 shares authorized;
    6,179,875 shares issued in 2005 and 2004                          61,799          61,799
  Preferred stock, par value $.0001, 10,000,000 shares
    authorized, none issued                                               --              --
  Additional paid-in capital                                       6,347,187       6,347,187
  Accumulated deficit                                             (4,354,502)     (4,434,092)
                                                                ------------    ------------
                                                                   2,054,484       1,974,894

Less:  Treasury stock, 1,245,980 and 663,526 shares in 2005
       and 2004, at cost                                             681,410         419,306

Less:  Note receivable from shareholders                                  --         388,340
                                                                ------------    ------------
          Total stockholders' equity                               1,373,074       1,167,248
                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  3,553,303    $  2,971,852
                                                                ============    ============

See accompanying notes to consolidated condensed financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED



Three months ended:                                               7/31/2005       7/31/2004
                                                                ------------    ------------
Net Sales                                                       $  2,133,484    $  1,744,295

Cost of Sales                                                      1,699,565       1,394,264
                                                                ------------    ------------
Gross Profit                                                         433,919         350,031

Operating Expenses:
  Selling                                                            125,001         126,877
  General and Administrative                                         152,291         161,717
                                                                ------------    ------------
    Total operating expenses                                         277,292         288,594

Operating Income                                                     156,627          61,437

Other Income (Expense):
  Interest Income                                                      2,165           3,573
  Interest Expense                                                   (13,332)        (16,166)
  Other Income                                                         2,263           1,752
  Other Expense                                                     (126,423)             --
                                                                ------------    ------------
    Total Other Expenses                                            (135,327)        (10,841)
                                                                ------------    ------------

Income before income taxes                                            21,300          50,596

Income Tax Expense                                                        --              --
                                                                ------------    ------------
Net Income                                                      $     21,300    $     50,596
                                                                ============    ============


Basic and diluted Income per share                              $       0.00    $       0.01

Weighted average number of shares - Basic                          5,320,087       5,516,349
                                  - Diluted                        5,387,161       5,516,349




See accompanying notes to consolidated condensed financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED



Nine months ended:                                                7/31/2005       7/31/2004
                                                                ------------    ------------
Net Sales                                                       $  5,563,233    $  4,688,876

Cost of Sales                                                      4,455,708       3,743,839
                                                                ------------    ------------
Gross Profit                                                       1,107,525         945,037

Operating Expenses:
  Selling                                                            386,843         376,536
  General and Administrative                                         498,831         482,163
                                                                ------------    ------------
    Total operating expenses                                         885,674         858,699

Operating Income                                                     221,851          86,338

Other Income (Expense):
  Interest Income                                                      9,341          11,167
  Interest Expense                                                   (32,227)        (41,629)
  Other Income                                                         7,048           4,002
  Other Expense                                                     (126,423)             --
                                                                ------------    ------------
    Total Other Expenses                                            (142,261)        (26,460)
                                                                ------------    ------------

Income before income taxes                                            79,590          59,878

Income Tax Expense                                                        --              --
                                                                ------------    ------------
Net Income                                                      $     79,590    $     59,878
                                                                ============    ============


Basic and diluted Income per share                              $       0.01    $       0.01

Weighted average number of shares - Basic                          5,450,210       5,516,349
                                  - Diluted                        5,512,710       5,516,349




See accompanying notes to consolidated condensed financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

   For the Year Ended October 31, 2004 and the Nine Months Ended July 31, 2005
                                    unaudited




                                  COMMON STOCK
                                    PAR VALUE
                                $.01 AUTHORIZED
                               25,000,000  SHARES                                  TREASURY STOCK
                               -------------------                              ---------------------      NOTE
                                NUMBER               ADDITIONAL                  NUMBER                 RECEIVABLE        TOTAL
                               OF SHARES     PAR      PAID-IN     ACCUMULATED       OF                     FROM       STOCKHOLDERS'
                                ISSUED      VALUE     CAPITAL       DEFICIT       SHARES       COST     SHAREHOLDER      EQUITY
                               ---------   -------   ----------   -----------   ---------   ---------   -----------   ------------
Balance at October 31, 2003    6,179,875   $61,799   $6,347,187   $(4,620,462)    663,526   $(419,306)  $  (379,792)  $    989,426

Net Adjustment of Note
  Receivable from shareholder     -0-        -0-         -0-           -0-         -0-         -0-           (8,548)        (8,548)

Net Income                        -0-        -0-         -0-         186,370       -0-         -0-          -0-            186,370
                               ---------   -------   ----------   -----------   ---------   ---------   -----------   ------------

Balance at October 31, 2004    6,179,875    61,799    6,347,187    (4,434,092)    663,526    (419,306)     (388,340)     1,167,248


Net Adjustment of Note
  Receivable from shareholder     -0-        -0-         -0-           -0-        582,454    (262,104)      388,340        126,236

Net Income                        -0-        -0-         -0-          79,590       -0-         -0-          -0-             79,590
                               ---------   -------   ----------   -----------   ---------   ---------   -----------   ------------

Balance at July 31, 2005       6,179,875   $61,799   $6,347,187   $(4,354,502)  1,245,980   $(681,410)  $    0        $  1,373,074
                               =========   =======   ==========   ===========   =========   =========   ===========   ============




See accompanying notes to consolidated condensed financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    unaudited



Three Months Ended                                                7/31/2005       7/31/2004
                                                                ------------    ------------
Cash flow from operating activities:
  Net income                                                    $     21,300    $     50,596
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                      9,554           8,400
    Allowance on notes receivable from shareholders                  126,423              --
  Changes in operating assets and liabilities:
    Accounts receivable                                             (747,551)       (104,595)
    Inventories                                                       15,000         (86,823)
    Prepaid expenses and other current assets                        (23,366)         24,389
    Accounts payable                                                  90,755           5,208
    Accrued liabilities,  Deferred compensation                      164,004           2,904
    Customer deposits                                                (33,583)         56,246
                                                                ------------    ------------
          Net cash used in operating activities                     (377,464)        (43,675)

Cash flows provided by investing activities:
  Decrease in notes receivable from shareholders                       4,657           5,418
                                                                ------------    ------------
          Net cash provided by investing activities                    4,657           5,418

Cash flows provided by financing activities - Net
  Drawings from revolving promissory note                            230,002          92,824


Net increase (decrease) in cash and cash equivalents                (142,805)         54,567
Cash and cash equivalents at beginning of period                     301,288         108,461
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $    158,483    $    163,028
                                                                ============    ============


Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
    Interest                                                    $        411    $      7,836
    Income taxes                                                          --              --




See accompanying notes to consolidated condensed financial statements.

                  WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    unaudited



Nine Months Ended                                                 7/31/2005       7/31/2004
                                                                ------------    ------------
Cash flow from operating activities:
  Net income                                                    $     79,590    $     59,878
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                     27,122          25,201
    Allowance on notes receivable from shareholders                  126,423              --
  Changes in operating assets and liabilities:
    Accounts receivable                                             (478,030)       (330,965)
    Inventories                                                     (201,000)         86,176
    Prepaid expenses and other current assets                        (18,595)         (9,022)
    Accounts payable                                                  20,800         178,220
    Accrued liabilities,  Deferred compensation                       99,451         (12,298)
    Customer deposits                                               (190,119)         76,677
    Accrued judgment                                                      --         (57,000)
                                                                ------------    ------------
          Net cash provided by (used in) operating activities       (534,358)         16,867

Cash flows provided by (used in) investing activities:
  Decrease in notes receivable from shareholders                       6,795          12,274
  Purchase of property and equipment                                  (5,000)             --
                                                                ------------    ------------
          Net cash provided by investing activities                    1,795          12,274

Cash flows provided by financing activities - Net Drawings
  from revolving promissory note                                     445,493          34,392


Net increase (decrease) in cash and cash equivalents                 (87,070)         63,533
Cash and cash equivalents at beginning of period                     245,553          99,495
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $    158,483    $    163,028
                                                                ============    ============


Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
  Interest                                                      $      6,101    $     16,636
  Income taxes                                                            --              --




See accompanying notes to consolidated condensed financial statements.

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


2. BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2005, are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. The accompanying consolidated condensed balance sheet as of October 31, 2004 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2004.

For further information, refer to the Company's Annual Report on form 10-KSB for the year ended October 31, 2004, and the Management Discussion and Analysis or Plan of Operations included in this Form 10-QSB.

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

4. RELATED PARTY TRANSACTIONS:

The Company was indebted in the amount of $608,981 to the General Counsel and his law firm at July 31, 2005. During 1997, the General Counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at July 31, 2005. In June 2005, the General Counsel exchanged 582,454 shares of the Company's common stock as partial payment on the note due to the Company. The Company recorded a reserve for the net amount due to the Company, $126,423. This amount is shown as other expense on the income statement.

On December 29, 1995, the Company transferred a life insurance policy, covering the life of its president, to the president in exchange for a note receivable. The amount of the note receivable from the former president was equal to the amount of the cash surrender value of the policy at the time of the transfer. During 2003, the former president signed over the life insurance policy to the Company, which then cashed in the policy and used the proceeds to reduce the note receivable from the former president. The note receivable from the former president was $89,384 at July 31, 2005. Interest accrues at 6% per annum.

The Company has a deferred compensation agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $392,204, payable over the next eight years, a portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

5. INVENTORIES

    Inventories consisted of the following:

                                   July 31, 2005        October 31, 2004
                                   -------------        ----------------
       Finished Products             $  339,594            $  166,137
       Work in process                  525,925               510,540
       Raw materials                    440,417               428,259
                                     ----------            ----------
                                     $1,305,936            $1,104,936
                                     ==========            ==========


6. REVOLVING PROMISSORY NOTE:

The Company has a $500,000 line of credit with First Guaranty Bank of Jacksonville which allows the Company to borrow against the Company's assets. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $454,739 and the unused line of credit was $45,261 at July 31, 2005.


7. INCOME TAXES

As of July 31, 2005, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of July 31, 2005, the Company has approximately $3,200,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2024.


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

                                                NINE MONTHS ENDED JULY 31:
                                                --------------------------
                                                  2005              2004
                                                --------          --------
      Net income                                $ 79,590          $ 59,878
      Proforma compensation expense                   --                --
                                                --------          --------
      Proforma net income                       $ 79,590          $ 59,878
                                                ========          ========

      Basic and diluted income per share        $   0.01          $   0.01

9. LEGAL PROCEEDINGS

The Company in the ordinary course of business, is subject to claims made under, and from time to time are named as defendants in legal proceedings relating to, the sales of its products. The Company believes that the reserves reflected in its Consolidated Financial Statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled.

In March, 2005, a legal action was filed against the Company and two other defendants stemming from the sale of a baling system, which has not met the plaintiff's expectations. The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The Plaintiffs seek damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company has filed a motion with the court asking that the court dismiss as a matter of law all claims against the Company, with the exception of the breach of express warranty. The motion is currently pending and an estimate of the potential range of loss can not be made. The Company intends to vigorously defend the action; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations:  Three Month Comparison

In the third quarter ending July 31, 2005, the Company had net sales of $2,133,484 as compared to net sales of $1,744,295 in the third quarter of fiscal 2004, an increase of 22.3%. The higher sales were the result of the shipment of four synthetic rubber balers and related equipment to China in the quarter.

The Company had net income of $21,300 in the third quarter of fiscal 2005 as compared to net income of $50,596 in the third quarter of fiscal 2004. The lower net income was the result of the Company setting up an reserve for the net amount due to the Company, $126,423, for a note receivable from the general counsel of the Company. Selling and administrative expenses were slightly below the prior year third quarter.


Results of Operations:  Nine Month Comparison

The Company had net sales of $5,563,233 in the first nine months of fiscal 2005 as compared to $4,688,876 in the same period of fiscal 2004, an increase of 18.6%. The higher sales were the result of the improved economic conditions, the shipment of the four rubber balers in 2005, and the relatively low shipments of the first quarter of the prior year.

Net income was $79,590 in the first nine months of fiscal 2005 versus net income of $59,878 in the same period in the prior year. The higher net income was the result of the higher shipments in fiscal 2005, partially offset by slightly higher selling and administration expenses and the reserve for the note receivable balance due to the Company mentioned above.

Although no assurances can be given, the Company believes that it will equal or exceed the results of the prior fiscal year due to the improved economic conditions over the prior year. The sold order backlog was approximately $2,475,000 at August 31, 2005 as compared to $1,700,000 at August 31, 2004.

Financial Condition:

Net working capital at July 31, 2005 was $1,130,912 as compared to $947,165 at October 31, 2004. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

In February 2005, the Company entered into a $500,000 line of credit agreement with First Guaranty Bank of Jacksonville which allows the Company to borrow against the Company's assets. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $454,739 at July 31, 2005 and the unused line of credit was $45,261 at that date.

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


PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

On March 21, 2005 a complaint was filed in the Circuit Court of the State of Oregon, County of Multnomah, Docket No. 0503-02879 by East County Recycling, Inc. ("ECR") against the Company, Pneumatic Construction, Inc. d/b/a PCI Waste and Recycling Systems ("PCI") and Recycling Equipment Manufacturing, Inc. ("REM"). PCI is a dealer of the Company and REM is a supplier of equipment to PCI.

In July of 2004 the Company sold a baler to PCI which in turn, sold the baler to ECR. REM sold a conveying system to PCI which in turn, sold the conveying system to ECR.

The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The Plaintiffs seek damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company has filed a motion with the court asking that the court dismiss as a matter of law all claims against the Company, with the exception of the breach of express warranty. The motion is currently pending and an estimate of the potential range of loss can not be made. The Company intends to vigorously defend the action; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of stockholders of the Company was held on June 2, 2005.

(b) The first item voted on was the election of Directors. Leland E. Boren and Robert Roth were elected as Class I Directors of the Company whose terms will expire in three (3) years at the annual meeting of stockholders to be held in 2008. The results of the voting were as follows: 4,213,679 votes for Robert Roth and 62,824 withheld; 3,986,409 for Leland E. Boren and 290,094 withheld.

(c) The next item of business was the proposal to ratify the appointment of KPMG LLP the independent registered public accounting firm of the Company, for fiscal year ending October 31, 2005. The results of the voting were as follows:

                       4,269,929   votes for the resolution,
                           5,744   votes against and
                             830   votes abstained.

     A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

          No other matters were voted on at the meeting.


ITEM 5 OTHER INFORMATION

On June 2, 2005, at a meeting of the Board of Directors, Morton S. Robson informed the Board of Directors that he was resigning from the Board. His letter of resignation was received on June 8, 2005. The Board of Directors agreed to use the Waste Technology Corporation stock owned by Mr. Robson to offset part of the balance of the note due to the Company. The Board decided not to replace Mr. Robson's position on the Board at this time.

The Board of Directors elected David B. Wilhelmy as Secretary and Angela M. Taylor as Assistant Secretary of the Company.


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

Dated: September 15, 2005



                               WASTE TECHNOLOGY CORPORATION



                               BY: /s/ William E. Nielsen
                                   -----------------------------
                                   William E. Nielsen
                                   President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)


                               BY: /s/ David B. Wilhelmy
                                   -----------------------------
                                   David B. Wilhelmy
                                   Secretary