Form 10KSB
period 2005-10-31
WASTE TECHNOLOGY CORP
filed 2006-01-27
CIK 781902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                   FORM 10-KSB
                                  _____________
(Mark one)

     /X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended OCTOBER 31, 2005 or

     / / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

                           Commission File No. 0-14443



                             WASTE TECHNOLOGY CORP.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


         DELAWARE                                                 13-2842053
-------------------------------                               ----------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

            5400 RIO GRANDE AVENUE, JACKSONVILLE, FLORIDA    32254
            ----------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER:  (904) 355-5558

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: COMMON STOCK, $.01 PAR VALUE PER SHARE

     CHECK WHETHER THE ISSUER IS NOT REQUIRED TO FILE REPORTS PURSUANT TO
SECTION 13 OR 15(D) OF THE EXCHANGED ACT. YES / / NO /X/

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:
YES /X/ NO / /

     CHECK WHETHER THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO
ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. YES /X/ NO / /

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT). YES / / NO /X/

     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $7,359,003

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES (BASED ON THE CLOSING PRICE ON JANUARY 18, 2006 OF $.54): $1,202,314

     STATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S $.01 PAR VALUE COMMON STOCK AS OF THE CLOSE OF BUSINESS ON THE LATEST PRACTICABLE DATE (JANUARY 15, 2006): 4,933,895

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES / / NO /X/
================================================================================

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

The Company offers a wide variety of balers, certain types that are standardized and others that are designed to specific customer requirements. The Company's products include (i) general purpose horizontal and vertical balers, (ii) specialty balers, such as those used for textile materials, used clothing, Aluminum cans, 55-gallon drums, synthetic rubber, and (iii) accessory equipment such as conveyors, fluffers, bale tying machines, and plastic bottle piercers (machines which puncture plastic bottles before compaction for greater density).

                  General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $400,000. General purpose baler sales constituted approximately 55% of net sales on a consolidated basis for each of the fiscal years ended October 31, 2005 and 2004.

                  Specialty Balers

Specialty balers are designed for specific applications which require modifications of the general baler configuration. The Company is attempting to shift the emphasis in its product composition from general purpose to specialty balers due to product profitability and broader geographic markets.

The scrap metal baler is designed to form a bale, referred to as a scrap metal "briquette" of specified size and weight. The rubber baler is designed to apply pressure in such a way as to compress the synthetic rubber into a self-contained bale that does not require tying. The drum crusher baler is capable of collapsing a standard 55-gallon drum into a "pancake" approximately four (4) to eight (8) inches high, which also serves to contain any remaining contents. The radioactive waste baler has a self-contained ventilation system designed to filter and contain toxic dust and particles released during compaction and baling. The textile baler is capable of compressing and baling loose fibers, which do not ordinarily adhere to each other under pressure. In addition, a double chamber baler has been designed for use by the clothing and textile industries.

Specialty balers range in price from approximately $3,000 to $275,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 30% of net sales on a consolidated basis for each of the fiscal years ended October 31, 2005 and 2004.

                  Accessory Equipment

The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. These include conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. At the present time accessory equipment does not represent a significant percentage of net sales.

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

Most of the sales of IBC are made by its sales force of four (4) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately twenty-five (25%) percent of net sales are made through manufacturer's representatives and dealers. The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants, and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 2005, foreign sales amounted to $1,727,000 or approximately 23% of consolidated sales. In fiscal 2004, foreign sales amounted to $644,000, approximately 10% of the Company's net sales.

During fiscal 2005, IBC had sales to more than 600 customers, one of which accounted for over ten percent (10%) of its net sales for the year. This customer was located in China and accounted for just over 13% of the Company's net sales. The Company anticipates that no one customer will account for more than 10% of net sales in fiscal year ending October 31, 2006.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's backlog of firm sales orders at December 31, 2005 and December 31, 2004 was $1,700,000. The Company generally delivers its orders within four (4) months of the date booked.

         Warranties and Service

IBC typically warrants its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of the Company's consolidated net sales for fiscal 2005 and 2004.

         Competition

The potential market for the Company's balers is nationwide and overseas, but the majority of the Company's general purpose baler sales are in the eastern United States, primarily because of freight and service costs. The Company competes in these markets with approximately 20 companies, none of which are believed to be dominant, but some of which may have significantly greater sales and financial resources than the Company. The Company is able to compete with these companies due to its reputation in the market place, its ability to service the balers it manufactures and sells, as well as its ability to custom design balers to a customer's particular needs. The Company experiences intense competition with respect to its lower priced or general purpose balers, based upon price, including freight, and based on performance. The Company experiences less competition with respect to its specialized baler equipment such as synthetic rubber, scrap metal, and textile balers.

         Regulation

Machinery such as the Company's balers is subject to both federal and state regulation relating to safe design and operation. The Company complies with design requirements and its balers include interlocks to prevent operation while the loading door is open, and also include required printed safety warnings.

         Research and Development

The Company has the broadest line of products in the baler industry and continues to provide its customers with new products and product improvements. The Company invests a minimal amount on general research and development of new products.

         Compliance With Environmental Laws

The Company believes that it has complied with and is in compliance, with all Federal, State, and Local environmental laws. The Company's expenditures to remain in compliance are considered to be minimal.

         Employees

As of October 31, 2005, the Company employed 55 persons as follows: 6 in management and supervision; 7 in sales and service; 36 in manufacturing; and, 6 in administration.

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


         ITEM 2.  DESCRIPTION OF PROPERTY

IBC is the owner of the building located at 5400 Rio Grande Avenue, Jacksonville, Florida. The building contains approximately 62,000 square feet and is situated on eight (8) acres. IBC manufactures all of the Company's products at this location. The property has no mortgage, however, the Company's primary lender, First Guaranty Bank & Trust Company, has a security interest in the property as part of the collateral for the line of credit which it provides to the Company. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In March, 2005, a legal action was filed against the Company and two other defendants stemming from the sale of a baling system, which has not met the plaintiff's expectations. The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The Plaintiffs seek damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company has filed a motion with the court asking that the court dismiss as a matter of law all claims against the Company, with the exception of the breach of express warranty and the Company was successful with respect to this motion. An estimate of the potential range of loss can not be made. The Company intends to vigorously defend the action; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter ending October 31, 2005.


PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol WTEK.OB. As of December 31, 2005, the number of shareholders of record of the Company's Common Stock was approximately 500, and management believes that there are approximately 1,000 beneficial owners of Waste Tech's common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2004 and 2005, are set forth below.

         Fiscal Year Ended
          October 31, 2004              High                    Low

         First Quarter                $  0.30                 $  0.19
         Second Quarter                  0.27                    0.18

         Third Quarter                   0.27                    0.20
         Fourth Quarter                  0.33                    0.22

         Fiscal Year Ended
          October 31, 2005              High                    Low

         First Quarter                $  0.40                 $  0.28
         Second Quarter                  0.80                    0.36
         Third Quarter                   0.45                    0.35
         Fourth Quarter                  0.58                    0.38

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

         Recent Sales of Unregistered Securities

During the past three years ended October 31, 2005, the Company has not sold any unregistered securities.

         Purchases of Equity Securities

During the fiscal year ended October 31, 2005, the Company, nor anyone on its behalf, repurchased any of the Company securities.

         Securities authorized for issuance under equity compensation plans.

                  None


         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

For the fiscal year ending October 31, 2005, net sales were $7,359,003 compared to $6,581,460 in fiscal 2004, an increase of 11.8%. The higher net sales were the result of higher synthetic rubber baler equipment shipments in 2005.

The Company had net income of $103,591 in fiscal 2005 as compared to net income of $186,370 in fiscal 2004. The lower net income is the result of the Company setting up a reserve for the net amount due to the Company,

$126,236, for a note receivable from the general counsel of the Company. Selling and administrative expenses in 2005 were slightly lower than the prior year.

         Financial Condition

The Company's net working capital at October 31, 2005, was $1,082,051 as compared to $947,165 at October 31, 2004.

The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

In March 2005, the Company entered into a $500,000 line of credit agreement with First Guaranty Bank and Trust of Jacksonville which allows the Company to borrow against the Company's assets. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $4,737 at October 31, 2005 and the unused line of credit was $495,263 at that date. The Company has a money market account which serves as security for letters of credit of $16,000 and $17,000 which expire on January 15, 2006 and August 31, 2006. The Company also has a certificate of deposit which is security for a letter of credit of $67,000 which expires on March 15, 2007.

The Company has no commitments for any material capital expenditures. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operation.

Other than the legal action described in Item 3 of this report, the Company is unaware of any events or uncertainties which are reasonably likely to have a material impact on the Company's short-term or long-term liquidity or the net sales, or net income.

The Company has no known or anticipated significant elements of income or loss that do not arise from the Company's operations.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal year ended October 31, 2005 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

As part of a continuing effort to improve the Company's business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

                  Changes in Internal Controls

During the year ended October 31, 2005, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.


         ITEM 8B. OTHER INFORMATION

                  None


PART III


         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Identification of Directors and Officers

The current executive officers and directors of the Company are as follows:


               NAME                                      POSITION
               ----                                      --------

         William E. Nielsen                 President, Chief Executive Officer
                                            and Director

         LaRita Boren                       Director

         Leland E. Boren                    Director

         Robert Roth                        Director

         David B. Wilhelmy                  Vice President Sales & Marketing,
                                            Secretary and Director

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

LaRita Boren and Robert Roth are members of the Company's audit committee. LaRita Boren, Leland Boren and Robert Roth are members of the compensation committee. The Company does not, at the present time, have an independent "financial expert", as that term is defined in the Sarbanes-Oxley Act of 2002, on the Board of Directors and the Audit Committee of the Company. As of the present time, Mr. Nielsen serves as the Company's financial expert. The Company has sought and continues to seek appropriate individuals to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert as well as to find other independent directors to serve on the Company's Board of Directors. The Company has been unable to find an independent financial expert and other independent directors because it does not have sufficient funds to obtain directors and officers insurance or compensate directors for their service.

During fiscal 2005 the Board of Directors met three times.

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


         Background of Executive Officers and Directors

The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

William E. Nielsen, age 58, joined the Company in June 1994 as its Chief Financial Officer and was elected a Director on November 20, 1997. He was elected President and Chief Executive Officer on May 8, 2001. Prior to joining the Company, Mr. Nielsen acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993, he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a BBA in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.

LaRita R. Boren, age 69, was elected as a Director of the Company on March 9, 2005. Mrs. Boren is a Director and Executive Vice-President of Avis

Industrial Corporation. She has served as a Director of Avis since 1979 and as Vice-President from 1986 until March, 2005 when she was elected Executive Vice-President. She is also on the Board of Directors of the Boren Foundation, Inc., Citizens Plaza Building, Inc., Citizens Travel Agency, The Heartland Film Festival, Live Bait Productions, Inc., Lyford Cay Group, Inc., J.M. Music, Inc., Taylor University, LeLaLo Foundations, Inc., Spring Hill Music Group, Inc. and WBCL Radio Station. Mrs. Boren received a Bachelors of Science degree from Oklahoma State University in 1957. She has an honorary Doctor of Business Management degree from Indiana Wesleyan University and a Doctor of Humane Letters degree from Taylor University. Mrs. Boren has been married to Leland E. Boren, also a Director of Avis Industrial Corporation since 1958.

Leland E. Boren, Age 82, was elected as a Director of the Company on March 9, 2005. Mr. Boren is the Chairman, Chief Executive Officer and President of Avis Industrial Corporation located in Upland, Indiana. From 1945 through 1971 Mr. Boren was employed by The Pierce Company (formerly The Pierce Governor Company) in various capacities. He became President of The Pierce Governor Company in 1958. The Pierce Company merged with Avis Industrial Corporation in 1971 and Mr. Boren became President of Avis at that time. Mr. Boren has been married to LaRita R. Boren, who is also a Director of Avis Industrial Corporation since 1958.

Robert Roth, age 80, was elected as a Director of the Company on October 12, 1993. He is the Chairman of the Board and Treasurer of Georgetown Electric, Ltd., and a Director of Keystone Insurance Company, both publicly held companies. For more than the past five (5) years, in addition to being the Chairman of the Board and Treasurer of Georgetown Electric, Ltd., he has been the President and Chief Executive Officer of Browning Weldon Corporation, a privately held financial company. Mr. Roth received a Bachelor of Engineering degree from Yale University in 1946.

David B. Wilhelmy, age 51, joined the Company in September 2002 as Vice President of Sales and Marketing. Prior to joining the Company, Mr. Wilhelmy was Vice President/Sales and Acquisitions for Consolidated Packaging Systems. CPS was a joint venture with Gryphon Investors to consolidate the packaging systems distribution industry, from January 2000 through August 2002. Mr. Wilhelmy was the Southeast Regional Vice President of Sales and Marketing for Packaging for Unisource Distribution Company from 1993 to 2000. Mr. Wilhelmy received a Bachelor Degree in Business Administration from Madison University.


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


         Section 16 (a) Beneficial Ownership Reporting Compliance

In fiscal 2005, the Company, its officers, directors, and beneficial owners of more than ten percent of the company's common stock were not delinquent in filing of any of its Form 3, 4, and 5 reports.


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


                  Waste Technology Corporation
                  Attention: William E. Nielsen
                  5400 Rio Grande Avenue
                  Jacksonville, Florida 32254
                  (904)358-3812

         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2005, 2004, and 2003:

                           SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION                  LONG TERM AWARDS
--------------------   -----------------------   -------------------------------------------
NAME AND               YEAR    SALARY    BONUS     OTHER ANNUAL     NUMBER OF    ALL OTHER
PRINCIPAL POSITION              ($)       ($)    COMPENSATION ($)    OPTIONS    COMPENSATION
--------------------   ----   --------   -----   ----------------   ---------   ------------
William E. Nielsen     2005   104,271    3,000          -0-            -0-           -0-
President & CEO        2004    96,800     -0-           -0-            -0-           -0-
                       2003    92,854     -0-           -0-            -0-           -0-

David B. Wilhelmy      2005   102,848    3,000          -0-            -0-           -0-
Vice President Sales
and Marketing

None of the company's other Executive Officers earned compensation in fiscal 2003, 2004 and 2005 in excess of $100,000 for services rendered to the Company in any capacity. No Director of the Company received remuneration for services as a Director during fiscal 2005.


         Option Grants and Exercises in Last Fiscal Year

No options were granted or exercised during fiscal 2005 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2005.

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

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2005 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2005 with these computations based on 4,933,895 shares of common stock being outstanding at that time.

                            FIVE PERCENT STOCKHOLDERS
                            -------------------------

                                            Amount of          Approximate
  Name and Address of                       Beneficial          Percent
  Beneficial Owner                          Ownership           of Class

         LaRita Boren                       1,502,971             30.5%
         9315 South 950 East
         Upland, IN 46989

         William E. Nielsen                 592,641(1)            12.0%
         5400 Rio Grande Avenue
         Jacksonville, Florida 32254

--------------------------
(1) Consists of 342,641 shares held directly and options to purchase 250,000 shares.

                             DIRECTORS AND OFFICERS

                                                AMOUNT OF          APPROXIMATE
  NAME AND ADDRESS OF                           BENEFICIAL          PERCENT
   BENEFICIAL OWNER                             OWNERSHIP           OF CLASS


William E. Nielsen                               592,641(2)           12.0%
5400 Rio Grande Avenue
Jacksonville, Florida 32254

LaRita Boren                                   1,502,971              30.5%
9315 South 950 East
Upland, IN 46989

Leland E. Boren                                  203,968               4.1%
9315 South 950 East
Upland, IN 46989

Robert Roth                                      236,670(3)            4.8%
Georgetown Electric, Ltd.
Unit A-1, 2016 Naamans Road
Wilmington, Delaware 19810

David B. Wilhelmy                                166,900               3.4%
5400 Rio Grande Ave.
Jacksonville, FL 32254

Waste Technology Corporation                     256,238(4)            5.2%
Profit Sharing Trust

All Officers and Directors                     2,957,388              59.9%
as a Group (5 persons)


(2) Consists of 342,641 shares held directly and options to purchase 250,000 shares.

(3) Includes 3,300 shares held directly and shares owned by family members of Robert Roth as follows: his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (2,000), his daughter, Kathie Cecile Roth (10,000), and his son Charles B. Roth and his wife Marta Roth (107,188).

(4) Employees' Profit Sharing Trust of which William Nielsen is Trustee.

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

In March 2003, the Company reached an agreement with Mr. Flood for deferred compensation payments. The Company will make deferred compensation payments with an initial present value of $463,000 payable over a ten year period. In addition, Mr. Flood agreed to exchange the life insurance policy for the notes he owed to the Company. In June 2003, the life insurance policy was transferred to the Company and the Company surrendered the policy for the cash value of $306,000. This amount was applied to partially satisfy the notes receivable from Mr. Flood. A portion of the deferred compensation payments are being used to repay the outstanding balance of the note receivable. At October 31, 2005, the present value of the deferred compensation payments was $382,831 and the balance of the note receivable was $87,057.

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

The Company was indebted in the amount of $608,981 to the General Counsel and his law firm at July 31, 2005. During 1997, the General Counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at October 31, 2005. In June 2005, the General Counsel exchanged 582,454 shares of the Company's common stock as partial payment on the note due to the Company. The Company recorded a reserve for the net amount due to the Company, $126,236. This amount is shown as other expense in the 2005 consolidated statement of operations.


                  Legal Services

The law firm in which Morton S. Robson, the former Secretary and a former Director of the Company, is a partner have provided services to the Company in fiscal 2004. During fiscal 2005, Mr. Robson's law firm received $8,262 from Waste Tech as payment for legal services rendered.

                  Robert Roth

Members of the immediate family of Robert Roth, one of the Directors of the Company, own an aggregate of 4.8% of the Company's outstanding and issued stock. The shares of stock are owned by his wife, Patricia B. Roth (114,182), his son, Steven F. Roth (2,000), his daughter, Kathie Cecile Roth (10,000) and his son Charles B. Roth and his wife, Marta Roth (107,188). Pursuant to the terms of an agreement dated May 11, 1993 between Patricia Roth, Steven Roth and Robert Roth, so long as Patricia Roth and Steven Roth are the owners of more than one percent (1%) of the number of outstanding shares of Common Stock, the Company has agreed to use its best efforts to cause the election of Robert Roth as a member of the Board of Directors.

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

2.3 * Certificate of Merger merging Consolidated Baling Machine Company, Inc. and Florida Waste Systems, Inc. Into International Baler Corporation filed July 30, 2004.

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

31* Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         * Exhibit filed with this Report.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual consolidated financial statements for the fiscal years ended October 31, 2005 and October 31, 2004, and fees for other services rendered by KPMG LLP during those periods:


         Fee Category                       Fiscal 2005            Fiscal 2004

         Audit Fees                           $ 67,500               $ 67,500

         Audit-Related Fees                          0                      0

         Tax Fees                             $ 12,000                 12,000

         All Other Fees                              0                      0

         Total Fees                            $79,500               $ 79,500


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

All of the services for 2005 and 2004 were performed by the full-time, permanent employees of KPMG LLP

All of the 2005 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company's independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by KPMG LLP is compatible with maintaining KPMG LLP's independence and has concluded that it is.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WASTE TECHNOLOGY CORP.
                                           (Registrant)

                                           By: /s/ William E. Nielsen
                                               ------------------------------
                                               William E. Nielsen, President

                                           Dated: January 26, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                              Title                          Date


/s/ William E. Nielsen        Chief Executive Officer           January 26, 2006
----------------------        Principal Financial and
William E. Nielsen            Accounting Officer and
                              Director


/s/ LaRita Boren              Director                          January 26, 2006
----------------------
LaRita Boren


/s/ Leland E. Boren           Director                          January 26, 2006
----------------------
Leland E. Boren


/s/ Robert Roth               Director                          January 26, 2006
----------------------
Robert Roth


/s/ David B. Wilhelmy         Vice President                    January 26, 2006
----------------------        Secretary and Director
David B. Wilhelmy

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2005 AND 2004

     (WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THEREON)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Waste Technology Corp.:

We have audited the accompanying consolidated balance sheets of Waste Technology Corp. and Subsidiary as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Technology Corp. and Subsidiary as of October 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

                                                            KPMG LLP

Jacksonville, Florida
January 13, 2006

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31,2005 AND 2004



                                                                 10/31/2005      10/31/2004
                                                                ------------    ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                     $    574,520    $    245,553
  Short-term Investments                                              35,963              --
  Accounts receivable, net of allowance for doubtful accounts
      of $50,000 in 2005 and 2004                                    556,947         984,128
  Inventories (note 4)                                             1,431,021       1,104,936
  Prepaid expense and other current assets                            55,656          63,831
                                                                ------------    ------------
          Total current assets                                     2,654,107       2,398,448

Property, plant and equipment, at cost  (note 5):                  1,882,409       1,877,409
  Less:  accumulated depreciation                                  1,414,416       1,388,779
                                                                ------------    ------------
          Net property, plant and equipment                          467,993         488,630

Other assets:
  Other assets                                                        23,237           3,246
  Long-term Investments                                               67,406              --
  Due from former Director (note 3)                                   72,219          81,528
                                                                ------------    ------------
          Total other assets                                         162,862          84,774

TOTAL ASSETS                                                    $  3,284,962    $  2,971,852
                                                                ============    ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note (note 6)                            $      4,737    $      9,246
  Accounts payable                                                   498,993         515,485
  Accrued liabilities                                                337,650         334,404
  Accrued payroll                                                     94,426          94,383
  Current portion of deferred compensation (note 3)                   67,000          67,000
  Customer deposits                                                  569,250         430,765
                                                                ------------    ------------
          Total current liabilities                                1,572,056       1,451,283

Deferred compensation, net of current portion (note 3)               315,831         353,321
                                                                ------------    ------------
          Total liabilities                                        1,887,887       1,804,604

Stockholders' equity  (notes 3 and 9):
  Common stock, par value $.01, 25,000,000 shares authorized;
      6,179,875 shares issued in 2005 and 2004                        61,799          61,799
  Preferred stock, par value $.0001, 10,000,000 shares
      authorized, none issued                                             --              --
  Additional paid-in capital                                       6,347,187       6,347,187
  Accumulated deficit                                             (4,330,501)     (4,434,092)
                                                                ------------    ------------
                                                                   2,078,485       1,974,894

  Less:  Treasury stock, 1,245,980 and 663,526 shares in
         2005 and 2004, at cost                                      681,410         419,306
  Less:  Note receivable from shareholders                                --         388,340
                                                                ------------    ------------
                  Total stockholders' equity                       1,397,075       1,167,248

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  3,284,962    $  2,971,852
                                                                ============    ============


See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2005 AND 2004



                                                                    2005            2004
                                                                ------------    ------------
Net Sales  (note 11)                                            $  7,359,003    $  6,581,460
Cost of Sales                                                      5,954,054       5,207,035
                                                                ------------    ------------

GROSS PROFIT                                                       1,404,949       1,374,425


Operating Expense:
  Selling Expense                                                    522,571         543,315
  Administrative Expense                                             659,303         643,868
                                                                ------------    ------------
TOTAL OPERATING EXPENSE                                            1,181,874       1,187,183

OPERATING INCOME                                                     223,075         187,242

Other Income (Expense):
  Interest Income  (note 3)                                           22,045          38,708
  Interest Expense                                                   (22,938)        (44,967)
  Other Income                                                         7,832           5,387
  Other Expense (note 3)                                            (126,423)             --
                                                                ------------    ------------
TOTAL OTHER EXPENSE                                                 (119,484)           (872)


INCOME BEFORE INCOME TAXES                                      $    103,591    $    186,370

Income Taxes  (note 8)                                                    --              --
                                                                ------------    ------------

NET INCOME                                                      $    103,591    $    186,370
                                                                ============    ============


Basic and diluted income per share                              $       0.02    $       0.03
Weighted average number of shares outstanding - Basic              5,320,070       5,516,349
                                              - Diluted            5,391,499       5,516,349




See accompanying notes to consolidated financial statements.

                   WASTE TECHNOLOGY CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004





                                  COMMON STOCK
                           PAR VALUE $.01 AUTHORIZED
                                25,000,000 SHARES
                          ----------------------------
                            NUMBER                           ADDITIONAL
                           OF SHARES           PAR            PAID-IN        ACCUMULATED
                            ISSUED            VALUE           CAPITAL          DEFICIT
                          -----------      -----------      -----------      -----------
Balance at
October 31, 2003           6,179,875       $    61,799      $ 6,347,187      $(4,620,462)

Net Adjustment of
  Note Receivable
  from shareholder            -0-              -0-              -0-              -0-

Net Income                    -0-              -0-              -0-              186,370
                          -----------      -----------      -----------      -----------

Balance at
October 31, 2004           6,179,875            61,799        6,347,187       (4,434,092)


Net Adjustment of
  Note Receivable
  from shareholder            -0-              -0-              -0-              -0-

Net Income                    -0-              -0-              -0-              103,591
                          -----------      -----------      -----------      -----------
Balance at
October 31, 2005            6,179,875      $    61,799      $ 6,347,187      $(4,330,501)
                          ===========      ===========      ===========      ===========





                                 TREASURY STOCK
                          ----------------------------
                            NUMBER                        NOTE RECEIVABLE      TOTAL
                              OF                               FROM         STOCKHOLDERS'
                            SHARES            COST          SHAREHOLDER        EQUITY
                          -----------      -----------      -----------      -----------
Balance at
October 31, 2003              663,526      $  (419,306)     $  (379,792)     $   989,426

Net Adjustment of
  Note Receivable
  from shareholder            -0-              -0-               (8,548)          (8,548)

Net Income                    -0-              -0-              -0-              186,370
                          -----------      -----------      -----------      -----------

Balance at
October 31, 2004              663,526         (419,306)        (388,340)       1,167,248


Net Adjustment of
  Note Receivable
  from shareholder            582,454         (262,104)         388,340          126,236

Net Income                    -0-              -0-              -0-              103,591
                          -----------      -----------      -----------      -----------
Balance at
October 31, 2005            1,245,980      $  (681,410)     $    0           $ 1,397,075
                          ===========      ===========      ===========      ===========





          See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2005 AND 2004





                                                                     2005            2004
                                                                 ------------    ------------
Cash flow from operating activities:
  Net income                                                     $    103,591    $    186,370
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                     28,712          29,206
     Allowance on notes receivable from shareholders                  126,236              --
     Changes in operating assets and liabilities:
       Accounts receivable                                            427,181        (329,504)
       Inventories                                                   (326,085)        182,711
       Prepaid expenses and other current assets                        8,175          (5,312)
       Accounts payable                                               (16,492)        249,833
       Accrued liabilities and deferred compensation                  (34,201)        (49,153)
       Customer deposits                                              138,485         (38,601)
                                                                 ------------    ------------
           Net cash provided by operating activities                  455,602         225,550

Cash flows from investing activities:
  Decrease in notes receivable from shareholders                        9,309             692
  Purchase of property and equipment                                   (5,000)             --
  Purchase of Short-term and Long-term Investments                   (103,369)             --
                                                                 ------------    ------------
           Net cash provided by (used in) investing activities        (99,060)            692

Cash flows from financing activities:
  Net payments from revolving promissory note                          (4,509)        (80,184)
  Debt issue costs                                                    (23,066)             --
                                                                 ------------    ------------
           Net cash used in financing activities                      (27,575)        (80,184)

Net increase in cash and cash equivalents                             328,967         146,058

Cash and cash equivalents at beginning of year                        245,553          99,495
                                                                 ------------    ------------

Cash and cash equivalents at end of year                         $    574,520    $    245,553
                                                                 ============    ============

Supplemental schedule of disclosure of cash flow information:
Cash paid during year for:
  Interest                                                       $      9,361    $     23,367
  Income taxes                                                             --              --



          See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            October 31, 2005 and 2004




(1)      NATURE OF BUSINESS

         Waste Technology Corporation (the Company) is a manufacturer of baling equipment which utilizes technical, hydraulic and electrical mechanisms to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste. More sophisticated applications include baling of textile materials, fibers and synthetic rubber. The Company offers a wide variety of balers, standard models as well as custom models to meet specific customer requirements.

         The Company's customers include recycling facilities, paper mills, textile mills, and the companies which generate the materials for baling and recycling. The Company sells its products worldwide with 10% to 25% of its annual sales outside the United States.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)  PRINCIPLES OF CONSOLIDATION

                  The accompanying consolidated financial statements include the accounts of Waste Technology Corp. and all of its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

         (B)  USE OF ESTIMATES

                  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (C)  CASH AND CASH EQUIVALENTS

                  For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, bank demand accounts and money market accounts having original maturities of less than three months.

         (D)  SHORT-TERM INVESTMENTS

                  Short-term investments consist of a money market account that is the security for two letters of credit. These letters of credit expire on January 15, 2006 and August 31, 2006.

         (E)  INVENTORIES

                  Inventories are stated at the lower of cost or market. Cost is determined by a method that approximates the first-in, first-out method.

         (F)  PROPERTY, PLANT, AND EQUIPMENT

                  The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the double-declining balance and straight-line methods over the estimated lives of 5-7 years for machinery and equipment and 31-40 years for buildings.

                  The Company applies the pronouncement of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

         (G)  LONG-TERM INVESTMENTS

                  Long-term investments consist of a certificate of deposit that matures on March 15, 2007. This investment is the security for a letter of credit.

         (H)  INCOME TAXES

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

         (I)  REVENUE RECOGNITION

                  The Company recognizes revenue when products are shipped and the customer takes ownership and assumes the risk of loss. Parts sales are approximately 14% of net sales. Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability in excess of six months expected warranty claims.

         (J)  WARRANTIES AND SERVICE

                  The Company typically warrants its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at the Company's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of the Company's consolidated sales for fiscal 2005 and 2004.

                  Warranty and service expense and reserves consisted of the following:

                                                             2005       2004
                                                           --------   --------
                  Beginning balance of warranty reserve    $ 66,147   $ 46,147
                  Payments made for warranty expense        (80,094)  (101,877)
                  Increase in warranty reserve               70,094    121,877
                                                           --------   --------
                  Ending balance of warranty reserve       $ 56,147   $ 66,147
                                                           ========   ========


         (K)  EARNINGS PER SHARE

                  Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive.

         (L)  STOCK-BASED COMPENSATION

                  The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company issued no stock options during the periods ending October 31, 2005 and 2004.

                  The Company has adopted the disclosure only provisions of SFAS No. 123. Since the Company has not issued any stock options and has not had any stock options vest during fiscal 2005 or 2004, reported net income is equal to proforma net income as determined under the provisions of SFAS No. 123.

                  In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Because the all of the outstanding options of the Company are vested, this Statement is not expected to have an impact upon adoption.

         (M)  BUSINESS REPORTING SEGMENTS

                  Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on separate segments is omitted because, apart from the principal business of manufacturing baling machines, the Company has no other reportable segments.

         (N)  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, accrued liabilities and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities. The carrying amounts of deferred compensation and the revolving promissory note approximate fair value. Management estimates fair value based on current rates available to the Company for loans with similar maturities.

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

         On July 15, 1991, the purchase of shares was finalized by the payment to the selling shareholders of the balance of the purchase price plus accrued interest. The financing of the transactions was paid with funds borrowed from the Company with the unanimous approval of the Company's board of directors. The four individuals executed promissory notes in favor of the Company, originally payable in three annual installments due July 15, 1992-1994 plus accrued interest from July 15, 1991 at the rate of 9% per annum. The former chairman's promissory note was satisfied in 1993. The Company extended the initial installment date for the general counsel to begin on July 15, 1997. The debt was collateralized by a lien on the 134,591 shares of the Company's common stock and a personal guarantee and the guarantee of general counsel's law firm to the extent of his loan. On June 13, 1995, the general counsel and his law firm exercised their option to purchase 250,000 shares of Waste Technology Corp. common stock at $1.00 per share, whereby, the Company reduced the legal fees payable to the law firm in lieu of cash. These shares were also held as collateral for the note receivable from the general counsel.

         During 1997, the general counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the general counsel at such time as the board of directors shall determine. Accordingly, notes receivable from the general counsel, net of accrued legal fees of $388,340 were presented as a reduction of stockholders' equity at October 31, 2004. In June 2005, the general counsel exchanged 582,454 shares of the Company's common stock as partial payment on the note due to the Company. The Company recorded a reserve for the net amount due to the Company, $126,236. This amount is shown as other expense on the 2005 consolidated statement of operations.

         The Company has a note receivable from the former president totaling $87,057 and $96,366 at October 31, 2005 and 2004, respectively. Interest accrued at the rate of 6% per annum.

         The Company has a deferred compensation agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $382,831, payable over the next seven years. A portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

         The consolidated statements of operations includes interest income on officer and director notes receivable of $20,487 and $38,122 for fiscal 2005 and 2004, respectively. Legal expenses to the general counsel and his law firm were $8,262 and $19,822 for fiscal 2005 and 2004, respectively.

(4)      INVENTORIES

         Inventories consisted of the following:
                                                       2005           2004
                                                   -----------    -----------
         Raw Materials                             $   681,607    $   428,259
         Work in Process                               476,376        510,540
         Finished Products                             273,038        166,137
                                                   -----------    -----------
                                                   $ 1,431,021    $ 1,104,936
                                                   ===========    ===========

(5)      PROPERTY, PLANT, AND EQUIPMENT

         The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:


                                                       2005           2004
                                                   -----------    -----------
         Land                                      $    82,304    $    77,304
         Building and Improvements                     798,050        798,050
         Machinery and Equipment                       906,728        906,728
         Vehicles                                       95,327         95,327
                                                   -----------    -----------
                                                     1,882,409      1,877,409
         Less accumulated depreciation               1,414,416      1,388,779
                                                   -----------    -----------
                                                   $   467,993    $   488,630
                                                   ===========    ===========


         Depreciation expense was $25,637 and $29,206 in fiscal 2005 and 2004, respectively.

(6)      DEBT

         In March 2005, the Company entered into a $500,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville which allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $4,737 at October 31, 2005 and the unused line of credit was $495,263 at that date. At October 31, 2005, the Company had three letters of credit totalling $101,719 issued for warranty guarantees, which are secured by short-term and long-term investments.

(7)      COMMITMENTS AND CONTINGENCIES

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

         In March, 2005, a legal action was filed against the Company and two other defendants stemming from the sale of a baling system, which has not met the plaintiff's expectations. The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The Plaintiffs seek damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company has filed a motion with the court asking that the court dismiss as a matter of law all claims against the Company, with the exception of the breach of express warranty. The Company was successful with respect to this motion. The Company intends to vigorously defend the action; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

(8)      INCOME TAXES

         The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company's actual income taxes are as follows:

                                                       2005           2004
                                                   -----------    -----------
         Expected federal income tax expenses at
            Statutory rate                         $    35,000    $    63,000
         State income tax expense, net federal
            income Tax effect                            4,000          7,000
         Other - meals and entertainment                 4,000
         Change in valuation allowance                 (43,000)       (70,000)
                                                   -----------    -----------
                  Income taxes                     $       --     $       --
                                                   ===========    ===========



         The Company files consolidated federal and state income tax returns with its subsidiary. The net change in the total valuation allowance for the years ended October 31, 2005 and 2004 was $(43,000) and $(70,000), respectively. Realization of net deferred tax assets is dependent on generating sufficient taxable income in the future. Based on current and anticipated future economic conditions, management cannot ascertain when it will become more likely than not that any portion of the net deferred tax asset will be realized.

         The significant components of the net deferred income tax assets at October 31, 2005 and 2004 are as follows:

                                                       2005           2004
                                                   -----------    -----------
         Reserves and allowances                   $   348,000    $   351,000
         Property, plant, and equipment                 72,000         72,000
         General business credit carryforwards          35,000         35,000
         Net operating loss carryforwards            1,155,000      1,191,000
         Other                                          10,000         10,000
                                                   -----------    -----------
                                                     1,620,000      1,663,000
         Less valuation allowance                    1,620,000      1,663,000
                                                   -----------    -----------
                  Net deferred income taxes        $       --     $       --
                                                   ===========    ===========




         Net federal operating loss carryforwards for income tax purposes are approximately $3,064,000 and expire in years 2007 through 2024. The Company has an alternative minimum tax credit carryforward of approximately $35,000.

(9)      STOCK OPTIONS

         In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of October 31, 2005, the Company has no options outstanding under previously authorized plans.

         A summary of the status of the Company's stock options is presented below:
                                                                      Weighted
                                                                       average
                                                                      exercise
                                                            Shares      price
                                                            ------    --------

         Outstanding and exercisable, October 31, 2003     300,000     $ 0.33
         Canceled                                          (50,000)      0.50
         Issued                                                --         --
                                                           -------     ------
         Outstanding and exercisable, October 31, 2004     250,000       0.30
         Canceled                                              --         --
         Issued                                                --         --
                                                           -------     ------

         Outstanding and exercisable, October 31, 2005     250,000     $ 0.30
                                                           =======



         The outstanding stock options at October 31, 2005 have a remaining contractual term of 7 years.


(10)     EMPLOYEES' BENEFIT PLAN

         The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan in 2005 or 2004.

(11)     EXPORT SALES

         Export sales were approximately 23% and 10% for the years ended October 31, 2005 and 2004, respectively. The principal international markets served by the Company, include Canada, China, United Kingdom, India, Korea, Japan, Russia, and Brazil. In 2005, the Company had a percentage of total net sales of over 13% to China. One customer, located in China, accounted for over 10% of the Company's net sales in 2005.