Form 10QSB
period 2006-01-31
WASTE TECHNOLOGY CORP
filed 2006-03-15
CIK 781902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended January 31, 2006 .

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     At February 28, 2006, Issuer had outstanding 4,933,895 shares of its Common Stock.

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

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION................................................3

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets as of
         January 31, 2006, and October 31, 2005...............................3

         Consolidated Condensed Statements of Operations for the
         three months ended January 31, 2006, and January 31, 2005............4

         Consolidated Condensed Statements of Changes in
         Stockholders' Equity for the period
         from October 31, 2004, to January 31, 2006...........................5

         Consolidated Condensed Statements of Cash Flows for the
         three months ended January 31, 2006, and January 31, 2005............6

         Notes to Consolidated Condensed Financial
         Statements...........................................................7

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                 PLAN OF OPERATIONS..........................................10

         ITEM 3. CONTROLS AND PROCEDURES.....................................12


PART II. OTHER INFORMATION...................................................13

         ITEM 1. LEGAL PROCEEDINGS...........................................13

         ITEM 5. OTHER INFORMATION...........................................13

         ITEM 6. EXHIBITS....................................................13


SIGNATURES...................................................................14

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                                  1/31/2006      10/31/2005
                                                                 -----------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                      $   378,851    $   574,520
  Short-term Investments                                              35,963         35,963
  Accounts receivable, net of allowance for doubtful
     accounts of $50,000 in 2006 and 2005                            650,635        556,947
  Inventories                                                      1,248,021      1,431,021
  Prepaid expense and other current assets                            59,110         55,656
                                                                 -----------    -----------
          Total current assets                                     2,372,580      2,654,107

Property, plant and equipment, at cost:                            1,882,409      1,882,409
Less: accumulated depreciation                                     1,421,916      1,414,416
                                                                 -----------    -----------
          Net property, plant and equipment                          460,493        467,993

Other assets:
  Other assets                                                        22,084         23,237
  Long-term Investments                                               67,406         67,406
  Due from former Director                                            69,748         72,219
                                                                 -----------    -----------
          Total other assets                                         159,238        162,862

TOTAL ASSETS                                                     $ 2,992,311    $ 3,284,962
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                      $     4,737    $     4,737
  Accounts payable                                                   377,262        498,993
  Accrued liabilities                                                327,271        337,650
  Accrued payroll                                                     38,834         94,426
  Current portion of deferred compensation                            67,000         67,000
  Customer deposits                                                  435,227        569,250
                                                                 -----------    -----------
          Total current liabilities                                1,250,331      1,572,056

Deferred compensation, net of current portion                        305,678        315,831
                                                                 -----------    -----------
          Total liabilities                                        1,556,009      1,887,887

Stockholders' equity:
  Common stock, par value $.01,
        25,000,000 shares authorized; 6,179,875
        shares issued in 2006 and 2005                                61,799         61,799
  Preferred stock, par value $.0001,
        10,000,000 shares authorized, none issued                         --             --
  Additional paid-in capital                                       6,347,187      6,347,187
  Accumulated deficit                                             (4,291,274)    (4,330,501)
                                                                 -----------    -----------
                                                                   2,117,712      2,078,485

Less: Treasury stock, 1,245,980 and 663,526
        shares in 2006 and 2005, at cost                             681,410        681,410
                                                                 -----------    -----------

          Total stockholders' equity                               1,436,302      1,397,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 2,992,311    $ 3,284,962
                                                                 ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Three months ended:                                               1/31/2006      1/31/2005
                                                                 -----------    -----------
Net Sales                                                        $ 1,995,123    $ 1,713,494
Cost of Sales                                                      1,652,509      1,368,773
                                                                 -----------    -----------

Gross Profit                                                         342,614        344,721

Operating Expense:
     Selling Expense                                                 135,032        130,285
     Administrative Expense                                          173,346        186,130
                                                                 -----------    -----------
Total Operating Expense                                              308,378        316,415

Operating Income                                                      34,236         28,306

Other Income (Expense):
     Interest Income                                                   2,687          7,917
     Interest Expense                                                 (1,152)        (4,350)
     Other Income                                                      3,456          3,228
                                                                 -----------    -----------
Total Other Income                                                     4,991          6,795


Income Before Income Taxes                                            39,227         35,101

Income Taxes
   Current                                                                --             --
   Deferred                                                               --             --
                                                                 -----------    -----------

Net Income                                                       $    39,227    $    35,101
                                                                 ===========    ===========

Basic and diluted income per share                               $      0.01    $      0.01

Weighted average number of shares outstanding - Basic              4,933,895      5,516,349
                                              - Diluted            5,033,895      5,524,414

See accompanying notes to consolidated condensed financial statements.

                   WASTE TECHNOLOGY CORPORATION AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended October 31, 2005 and the Three Months Ended January 31, 2006
                                    UNAUDITED

                                   Common Stock
                           Par Value $.01 Authorized
                                25,000,000 shares                                     Treasury Stock
                              --------------------                                ----------------------
                                                                                                             NOTE
                                NUMBER                ADDITIONAL                   NUMBER                 RECEIVABLE      TOTAL
                              OF SHARES     PAR        PAID-IN      ACCUMULATED      OF                      FROM      STOCKHOLDERS'
                                ISSUED     VALUE       CAPITAL        DEFICIT      SHARES        COST     SHAREHOLDER     EQUITY
                              ---------   --------   -----------   ------------   ---------   ----------   ---------   ------------
Balance at October 31, 2004   6,179,875     61,799     6,347,187    (4,434,092)     663,526    (419,306)     388,340      1,167,248

Net Adjustment of Note
  Receivable from
  shareholder                    -0-          -0-        -0-             -0-        582,454    (262,104)     388,340        126,236

     Net Income                  -0-          -0-        -0-           103,591        -0-         -0-          -0-          103,591
                              ---------   --------   -----------   ------------   ---------   ----------   ---------   ------------

Balance at October 31, 2005   6,179,875   $ 61,799   $ 6,347,187   $(4,330,501)   1,245,980   $(681,410)   $   -0-     $  1,397,075
                              ---------   --------   -----------   ------------   ---------   ----------   ---------   ------------

     Net Income                  -0-          -0-        -0-            39,227        -0-         -0-          -0-           39,227
                              ---------   --------   -----------   ------------   ---------   ----------   ---------   ------------

Balance at January 31, 2006   6,179,875   $ 61,799   $ 6,347,187   $(4,291,274)   1,245,980   $(681,410)   $   -0-     $  1,436,302
                              =========   ========   ===========   ============   =========   ==========   =========   ============

See accompanying notes to consolidated condensed financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

For the Three Months Ended                                        1/31/2006      1/31/2005
                                                                 -----------    -----------
Cash flow from operating activities:
  Net income                                                     $    39,227    $    35,101
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                     8,653          8,400
     Changes in operating assets and liabilities:
       Accounts receivable                                           (93,688)        69,041
       Inventories                                                   183,000        (72,000)
       Prepaid expenses and other current assets                      (3,454)        29,380
       Accounts payable                                             (121,731)         5,935
       Accrued liabilities and deferred compensation                 (76,124)       (60,353)
       Customer deposits                                            (134,023)        25,537
                                                                 -----------    -----------
           Net cash provided by (used in) operating activities      (198,140)        41,041

Cash flows from investing activities:
   (Increase) Decrease in notes receivable from shareholders           2,471           (915)
                                                                 -----------    -----------
           Net cash provided by (used in) investing activities         2,471           (915)

Cash flows from financing activities:
    Net drawings from revolving promissory note                           --          8,942
                                                                 -----------    -----------
           Net cash provided by financing activities                      --          8,942

Net increase (decrease) in cash and cash equivalents                (195,669)        49,068

Cash and cash equivalents at beginning of period                     574,520        245,553
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $   378,851    $   294,621
                                                                 ===========    ===========

Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
    Interest                                                     $     1,152    $     4,350
    Income taxes                                                          --             --

See accompanying notes to consolidated condensed financial statements.

WASTE TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business:

Waste Technology Corporation (the Company) is a manufacturer of baling equipment which is fabricated from steel and utilize hydraulic and electrical components to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste. More sophisticated applications include baling of textile materials, fibers and synthetic rubber. The Company offers a wide variety of balers, standard models as well as custom models to meet specific customer requirements.

The Company's customers include recycling facilities, paper mills, textile mills, and companies which generate the materials for baling and recycling. The Company sells its products worldwide with 10% to 25% of its annual sales outside the United States.

2. Basis of Presentation:

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. The accompanying consolidated condensed balance sheet as of October 31, 2005 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2005.

For further information, refer to the Company's Annual Report on form 10-KSB for the year ended October 31, 2005, and the Management Discussion and Analysis or Plan of Operations included in this Form 10-QSB.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

3. Summary of Significant Accounting Policies:

    (a) Principles of Consolidation:

    The accompanying consolidated condensed financial statements include the accounts of Waste Technology Corporation and its wholly owned subsidiary. Intercompany balances and material intercompany transactions have been eliminated in consolidation.

    (b) Revenue Recognition:

    The Company recognizes revenue when products are shipped and the customer takes ownership and assumes the risk of loss. Parts sales are approximately 15% of total sales. Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability in excess of six months expected warranty claims.

    (c) Basic and Diluted Earnings Per Share:

    Basic earnings/(loss) per share is calculated using the weighted average number of common shares outstanding during each period. Diluted earnings/(loss) per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive.

4. Related Party Transactions:

The Company was indebted in the amount of $608,981 to the General Counsel and his law firm at January 31, 2006. During 1997, the General Counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at January 31, 2006. In June 2005, the General Counsel exchanged 582,454 shares of the Company's common stock as partial payment on the note due to the Company. The Company recorded a reserve for the net amount due to the Company, $126,423. This amount was shown as other expense on the consolidated condensed statement of operations in the third quarter of fiscal 2005.

The Company has a note receivable from the former president totaling $84,586 and $94,039 at January 31, 2006 and 2005, respectively. Interest accrued at the rate of 6% per annum.

The Company has a deferred compensation agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $372,678, payable over the next seven years, a portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

5. Inventories

    Inventories consisted of the following:

                                  January 31, 2006          October 31, 2005
                                  ----------------          ----------------
       Raw Materials                 $  576,828                $  681,607
       Work in process                  385,752                   476,376
       Finished Goods                   285,441                   273,038
                                     ----------                ----------
                                     $1,248,021                $1,431,021
                                     ==========                ==========

6. Debt

In March 2005, the Company entered into a $500,000 line of credit agreement with a bank which allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $4,737 at January 31, 2006 and the unused line of credit was $495,263 at that date. At January 31, 2006, the Company had two letters of credit totalling $83,745 issued for warranty guarantees, which are secured by short-term and long-term investments.

7. Income Taxes

As of January 31, 2006, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of January 31, 2006, the Company has approximately $3,064,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2024.

8. Stock-Based Compensation

The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure only provisions of SFAS No. 123. As such, had compensation expense for the Company's stock plan been determined based on fair value at the date of grant, the Company's net income would not have changed.

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

In March, 2005, a legal action was filed against the Company and two other defendants stemming from the sale of a baling system, which has not met the plaintiff's expectations. The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The Plaintiffs seek damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company has filed a motion with the court asking that the court dismiss as a matter of law all claims against the Company, with the exception of the breach of express warranty and the Company was successful with respect to this motion. In February 2006, the court granted the Company's motion for Summary Judgement related to the breach of express warranty and dismissed the Company from the lawsuit. The plaintiff plans to appeal the Judgement of Dismissal. An estimate of the potential range of loss can not be made. The Company intends to vigorously defend the action; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations: Three Month Comparison

In the first quarter ending January 31, 2006, the Company had net sales of $1,995,123 as compared to net sales of $1,713,494 in the first quarter of fiscal 2005, an increase of 16.4%. The higher sales were the result of improved market conditions versus the first quarter of the prior fiscal year.

The Company had net income of $39,227 in the first quarter of fiscal 2006 as compared to $35,101 in the first quarter of fiscal 2005. Gross profit margins were lower in the current quarter versus the prior year's first quarter due to the increase in dealer sales as a percent of total sales, 45.3% versus 23.7% of total sales, respectively. Selling and administrative expenses were slightly lower in the current quarter versus the same quarter in the prior year.

Although no assurances can be given, the Company believes that it will equal or exceed the results of the prior fiscal year due to the improved economic conditions over the prior year. The sold order backlog was approximately $1,735,000 at February 28, 2006 as compared to $2,500,000 at February 28, 2005.

Financial Condition:

Net working capital at January 31, 2006 was $1,122,249 as compared to

$1,082,051 at October 31, 2005. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

In March 2005, the Company entered into a $500,000 line of credit agreement with a bank which allows the Company to borrow against the Company's assets. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $4,737 at January 31, 2006 and the unused line of credit was $495,263 at that date.

The Company anticipates additions to its manufacturing equipment of approximately $200,000 in the current fiscal year. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income from continuing operations.

Recently Issued Accounting Standards

In December 2004, the FASB issued FASB Statement No. 151, INVENTORY COSTS, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement was effective for the Company for inventory costs incurred on or after January 1, 2006. The adoption of this Statement did not have a significant effect on the Company's financial statements.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), SHARE-BASED PAYMENT, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company will adopt this Statement of February 1, 2006 under the modified prospective method of application. Because all of the Company's outstanding options are fully vested, the Company does not anticipate any financial impact as a result of this adoption.

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

ITEM 3.CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

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

ITEM 1. LEGAL PROCEEDINGS

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

The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The Plaintiffs seek damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company has filed a motion with the court asking that the court dismiss as a matter of law all claims against the Company, with the exception of the breach of express warranty and the Company was successful with respect to this motion. In February 2006, the court granted the Company's motion for Summary Judgement related to the breach of express warranty and dismissed the Company from the lawsuit. The plaintiff plans to appeal the Judgement of Dismissal. An estimate of the potential range of loss can not be made. The Company intends to vigorously defend the action; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.


ITEM 5. OTHER INFORMATION

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

Dated: March 14, 2006



                               WASTE TECHNOLOGY CORPORATION


                               BY: /s/ William E. Nielsen
                                   ---------------------------
                                   William E. Nielsen
                                   President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)


                               BY: /s/ David B. Wilhelmy
                                   ---------------------------
                                   David B. Wilhelmy
                                   Secretary