Form 10QSB
period 2006-04-30
WASTE TECHNOLOGY CORP
filed 2006-06-14
CIK 781902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

  (Mark One)

    [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended April 30, 2006.

    [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the transition period from ________ to _______

Commission File Number 0-14443

                          WASTE TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                    13-2842053
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization

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

     At May 31, 2006, Issuer had outstanding 4,933,895 shares of its Common
Stock.

     Transitional small business disclosure format check one:

                                 Yes [ ] No [X]
================================================================================

                  WASTE TECHNOLOGY CORPORATIONTABLE OF CONTENTS
                                                                           PAGE

PART I.  FINANCIAL INFORMATION...............................................3

         ITEM 1. FINANCIAL STATEMENTS

         o    Consolidated Condensed Balance Sheets as of
              April 30, 2006, and October 31, 2005...........................3

         o    Consolidated Condensed Statements of Operations for the
              three months ended April 30, 2006, and April 30, 2005..........4

         o    Consolidated Condensed Statements of Operations for the
              six months ended April 30, 2006, and April 30, 2005............5

         o    Consolidated Condensed Statements of Changes in
              Stockholders' Equity for the period
              from October 31, 2004, to April 30, 2006.......................6

         o    Consolidated Condensed Statements of Cash Flows for the
              three months ended April 30, 2006, and April 30, 2005..........7

         o    Consolidated Condensed Statements of Cash Flows for the
              six months ended April 30, 2006, and April 30, 2005............8

         o    Notes to Consolidated Condensed Financial
              Statements.....................................................9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATIONS.................................................10

         ITEM 3. CONTROLS AND PROCEDURES....................................12


PART II. OTHER INFORMATION..................................................13

         ITEM 1. LEGAL PROCEEDINGS..........................................13

         ITEM 5. OTHER INFORMATION..........................................13

         ITEM 6. EXHIBITS...................................................13



SIGNATURES..................................................................14

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                                   4/30/2006      10/31/2005
                                                                  -----------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                       $   240,464    $   574,520
  Short-term Investments                                               16,000         35,963
  Accounts receivable, net of allowance for doubtful accounts
           of $30,000 and $50,000 in 2006 and 2005 respectively       582,968        556,947
  Inventories                                                       1,080,021      1,431,021
  Prepaid expense and other current assets                            133,472         55,656
                                                                  -----------    -----------
          Total current assets                                      2,052,925      2,654,107

Property, plant and equipment, at cost:                             1,882,409      1,882,409
  Less:  accumulated depreciation                                   1,429,416      1,414,416
                                                                  -----------    -----------
          Net property, plant and equipment                           452,993        467,993

Other assets:
  Other assets                                                         20,930         23,237
  Long-term Investments                                                67,745         67,406
  Due from former Director                                             67,277         72,219
                                                                  -----------    -----------
          Total other assets                                          155,952        162,862

TOTAL ASSETS                                                      $ 2,661,870    $ 3,284,962
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                       $     4,737    $     4,737
  Accounts payable                                                    339,692        498,993
  Accrued liabilities                                                 271,039        337,650
  Accrued payroll                                                      46,159         94,426
  Current portion of deferred compensation                             67,000         67,000
  Customer deposits                                                   229,587        569,250
                                                                  -----------    -----------
          Total current liabilities                                   958,214      1,572,056

Deferred compensation, net of current portion                         295,525        315,831
                                                                  -----------    -----------
          Total liabilities                                         1,253,739      1,887,887

Stockholders' equity:
  Common stock, par value $.01,
        25,000,000 shares authorized;                               6,179,875
        shares issued in 2006 and 2005                                 61,799         61,799
  Preferred stock, par value $.0001,
        10,000,000 shares authorized, none issued                          --             --
  Additional paid-in capital                                        6,347,187      6,347,187
  Accumulated deficit                                              (4,319,445)    (4,330,501)
                                                                  -----------    -----------
                                                                    2,089,541      2,078,485

   Less:  Treasury stock, 1,245,980 shares
                   in 2006 and 2005, at cost                          681,410        681,410
                                                                  -----------    -----------

                  Total stockholders' equity                        1,408,131      1,397,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 2,661,870    $ 3,284,962
                                                                  ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Three months ended:                                        4/30/2006      4/30/2005
                                                          -----------    -----------
Net Sales                                                 $ 1,692,488    $ 1,716,255
Cost of Sales                                               1,424,773      1,387,370
                                                          -----------    -----------

Gross Profit                                                  267,715        328,885


Operating Expense:
     Selling Expense                                          132,717        131,557
     Administrative Expense                                   170,865        176,546
                                                          -----------    -----------
Total Operating Expense                                       303,582        308,103

Operating Income (Loss)                                       (35,867)        20,782

Other Income (Expense):
     Interest Income                                            4,117          8,259
     Interest Expense                                          (1,155)        (7,409)
     Other Income                                               4,734          1,557
                                                          -----------    -----------
Total Other Income                                              7,696          2,407


Income (Loss) Before Income Taxes                             (28,171)        23,189

Income Taxes
   Current                                                         --             --
   Deferred                                                        --             --
                                                          -----------    -----------

Net Income (Loss)                                         $   (28,171)   $    23,189
                                                          ===========    ===========


Basic and diluted income (loss) per share                 $     (0.01)   $      0.00

Weighted average number of shares outstanding - Basic       4,933,895      5,516,349
                                              - Diluted     4,933,895      5,603,306

See accompanying notes to consolidated condensed financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Six months ended:                                          4/30/2006      4/30/2005
                                                          -----------    -----------
Net Sales                                                 $ 3,687,611    $ 3,429,749
Cost of Sales                                               3,077,282      2,756,143
                                                          -----------    -----------

Gross Profit                                                  610,329        673,606


Operating Expense:
     Selling Expense                                          267,749        261,842
     Administrative Expense                                   344,211        362,676
                                                          -----------    -----------
Total Operating Expense                                       611,960        624,518

Operating Income (Loss)                                        (1,631)        49,088

Other Income (Expense):
     Interest Income                                            6,804         16,176
     Interest Expense                                          (2,307)       (11,759)
     Other Income                                               8,190          4,785
                                                          -----------    -----------
Total Other Income                                             12,687          9,202


Income Before Income Taxes                                     11,056         58,290

Income Taxes
   Current                                                         --             --
   Deferred                                                        --             --
                                                          -----------    -----------

Net Income                                                $    11,056    $    58,290
                                                          ===========    ===========


Basic and diluted income per share                        $      0.00    $      0.01

Weighted average number of shares outstanding - Basic       4,933,895      5,516,349
                                              - Diluted     5,024,321      5,574,042

See accompanying notes to consolidated condensed financial statements.

                   WASTE TECHNOLOGY CORPORATION AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
  For the Years Ended October 31, 2005 and the Six Months Ended April 30, 2006
                                    UNAUDITED

                                   Common Stock
                            Par Value $.01 Authorized
                                25,000,000 shares                                 Treasury Stock
                               -------------------                             ---------------------
                                 NUMBER             ADDITIONAL                  NUMBER               NOTE RECEIVABLE     TOTAL
                               OF SHARES    PAR      PAID-IN     ACCUMULATED      OF                      FROM        STOCKHOLDERS'
                                 ISSUED    VALUE     CAPITAL       DEFICIT      SHARES       COST      SHAREHOLDER       EQUITY
                               ---------  --------  ----------   -----------   ---------  ----------     --------      ----------
Balance at October 31, 2004    6,179,875    61,799   6,347,187    (4,434,092)    663,526    (419,306)     388,340       1,167,248


Net Adjustment of Note
 Receivable from shareholder           0         0           0             0     582,454    (262,104)     388,340         126,236

     Net Income                        0         0           0       103,591           0           0            0         103,591
                               ---------  --------  ----------   -----------   ---------  ----------     --------      ----------

Balance at October 31, 2005    6,179,875  $ 61,799  $6,347,187   $(4,330,501)  1,245,980  $ (681,410)    $      0      $1,397,075
                               ---------  --------  ----------   -----------   ---------  ----------     --------      ----------

     Net Income                        0         0           0        11,056           0           0            0          11,056
                               ---------  --------  ----------   -----------   ---------  ----------     --------      ----------

Balance at April 30, 2006      6,179,875  $ 61,799  $6,347,187   $(4,319,445)  1,245,980  $ (681,410)    $      0      $1,408,131
                               =========  ========  ==========   ===========   =========  ==========     ========      ==========

See accompanying notes to consolidated condensed financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY

                 Consolidated Condensed Statements of Cash Flows

                                    UNAUDITED

For the Three Months Ended                                        4/30/2006      4/30/2005
                                                                 -----------    -----------
Cash flow from operating activities:
  Net income (loss)                                              $   (28,171)   $    23,189
  Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                                     8,654          9,168
     Changes in operating assets and liabilities:
       Accounts receivable                                            67,667        200,480
       Inventories                                                   168,000       (144,000)
       Prepaid expenses and other current assets                     (74,362)        (1,543)
       Accounts payable                                              (37,570)       (75,890)
       Accrued liabilities and deferred compensation                 (59,060)        (4,200)
       Customer deposits                                            (205,640)      (182,073)
                                                                 -----------    -----------
           Net cash used in operating activities                    (160,482)      (174,869)

Cash flows from investing activities:
   Decrease in notes receivable from shareholders                      2,471          3,053
   Purchase of property and equipment                                     --         (5,000)
   Proceeds from short-term and long-term investments                 19,624             --
                                                                 -----------    -----------
           Net cash provided by (used in) investing activities        22,095         (1,947)

Cash flows from financing activities:
    Net drawings from revolving promissory note                           --        206,549
    Debt issue costs                                                      --        (23,066)
                                                                 -----------    -----------
           Net cash provided by financing activities                      --        183,483

Net increase (decrease) in cash and cash equivalents                (138,387)         6,667

Cash and cash equivalents at beginning of period                     378,851        294,621
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $   240,464    $   301,288
                                                                 ===========    ===========

Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
    Interest                                                     $     1,156    $     7,409
    Income taxes                                                          --             --

See accompanying notes to consolidated condensed financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY

                 Consolidated Condensed Statements of Cash Flows

                                    UNAUDITED

For the Six Months Ended                                          4/30/2006      4/30/2005
                                                                 -----------    -----------
Cash flow from operating activities:
  Net income                                                     $    11,056    $    58,290
  Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                                    17,307         17,568
     Changes in operating assets and liabilities:
       Accounts receivable                                           (26,021)       269,521
       Inventories                                                   351,000       (216,000)
       Prepaid expenses and other current assets                     (77,816)        27,837
       Accounts payable                                             (159,301)       (69,955)
       Accrued liabilities and deferred compensation                (135,184)       (64,553)
       Customer deposits                                            (339,663)      (156,536)
                                                                 -----------    -----------
           Net cash used in operating activities                    (358,622)      (133,828)

Cash flows from investing activities:
   Decrease in notes receivable from shareholders                      4,942          2,138
   Purchase of property and equipment                                     --         (5,000)
   Proceeds from short-term and long-term investments                 19,624             --
                                                                 -----------    -----------
           Net cash provided by (used in) investing activities        24,566         (2,862)

Cash flows from financing activities:
    Net drawings from revolving promissory note                           --        215,491
    Debt issue costs                                                      --        (23,066)
                                                                 -----------    -----------
           Net cash provided by financing activities                      --        192,425

Net increase (decrease) in cash and cash equivalents                (334,056)        55,735

Cash and cash equivalents at beginning of period                     574,520        245,553
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $   240,464    $   301,288
                                                                 ===========    ===========

Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
    Interest                                                     $     2,307    $    11,759
    Income taxes                                                          --             --

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


2. Basis of Presentation:

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. The accompanying consolidated condensed balance sheet as of October 31, 2005 was derived from the audited consolidated financial statements as of and for the year ended October 31, 2005.

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

(b) Revenue Recognition:

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes the risk of loss. Parts sales are approximately 15% of total sales. The Company recognizes revenue from repair services in the period in which the service is provided. Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability in excess of six months expected warranty claims.

(c) Basic and Diluted Earnings (Loss) Per Share:

Basic earnings/(loss) per share is calculated using the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive.

4. Related Party Transactions:

The Company was indebted in the amount of $608,981 to the General Counsel and his law firm at April 30, 2006. During 1997, the General Counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at April 30, 2006. In June 2005, the General Counsel exchanged 582,454 shares of the Company's common stock as partial payment on the note due to the Company. The Company recorded a reserve for the net amount due to the Company, $126,423. This amount was shown as other expense on the consolidated condensed statement of operations in the third quarter of fiscal 2005.

The Company has a note receivable from the former president totaling $82,115 and $87,057 at April 30, 2006 and 2005, respectively. Interest accrued at the rate of 6% per annum.

The Company has a deferred compensation agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $362,525, payable over the next seven years, a portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.


5. Inventories

Inventories consisted of the following:

                                   April 30, 2006         October 31, 2005
                                   --------------         ----------------
       Raw Materials                 $  605,043              $  681,607
       Work in process                  258,691                 476,376
       Finished Goods                   216,287                 273,038
                                     ----------              ----------
                                     $1,080,021              $1,431,021
                                     ==========              ==========

6. Debt

In March 2005, the Company entered into a $500,000 line of credit agreement with a bank which allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $4,737 at April 30, 2006 and the unused line of credit was $495,263 at that date. At April 30, 2006, the Company had two letters of credit totalling $83,745 issued for warranty guarantees, which are secured by short-term and long-term investments.


7. Income Taxes

As of April 30, 2006, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of April 30, 2006, the Company has approximately $3,064,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2024.


8. Stock-Based Compensation

The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure only provisions of SFAS No. 123. As all options are fully vested had compensation expense for the Company's stock plan been determined based on fair value at the date of grant, the Company's net income would not have changed.


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

In March, 2005, a legal action was filed against the Company and two other defendants stemming from the sale of a baling system, which has not met the plaintiff's expectations. The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The Plaintiffs seek damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company has filed a motion with the court asking that the court dismiss as a matter of law all claims against the Company, with the exception of the breach of express warranty and the Company was successful with respect to this motion. In February 2006, the court granted the Company's motion for Summary Judgement related to the breach of express warranty and dismissed the Company from the lawsuit. The plaintiff has appealed the Judgement of Dismissal. An estimate of the potential range of loss cannot be made and final resolution of this legal action is estimated to be as long as 18 months to two years. The Company intends to vigorously defend the action; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations: Three Month Comparison

In the second quarter ending April 30, 2006, the Company had net sales of $1,692,488 as compared to net sales of $1,716,255 in the second quarter of fiscal 2005, a decrease of 1.4%. The lower sales were the result of adverse market conditions versus the second quarter of the prior fiscal year.

The Company had a net loss of $28,171 in the second quarter of fiscal 2006 as compared to net income $23,189 in the second quarter of fiscal 2005. Gross profit margins declined from 19.2% in the second quarter of fiscal 2005 to 15.8% in the second quarter of fiscal 2006. The change in gross margin was the result of higher material costs, primarily steel and hydraulic cylinders, and lower production activity resulting in lower absorption of overhead. Selling and administrative expenses were slightly lower in the current quarter versus the same quarter in the prior year.


Results of Operations: Six Months Comparison

The Company had net sales of $3,687,611 in the first six months of fiscal 2006 as compared to $3,429,749 in the same period of fiscal 2005, an increase of 7.5%. The higher sales were the result of the improved economic conditions over the prior year first six months and aggressive selling efforts.

Net income was $11,056 in the first six months of fiscal 2006 versus net income of $58,290 in the prior year. Gross profit margins declined from 19.6% in the first half of fiscal 2005 to 16.6% in 2006. The lower gross profit margins were the result of higher material costs, primarily steel and hydraulic cylinders and a 35% increase in dealer sales which include dealer discounts. Selling and administration expenses were slightly lower in the first six months of the current fiscal year.

Although no assurances can be given, the Company believes that it will equal or exceed the results of the prior fiscal year due to the improved economic conditions over the prior year. The sold order backlog was approximately $2,500,000 at May 31, 2006 as compared to $2,300,000 at May 31, 2005.


Financial Condition:

Net working capital at April 30, 2006 was $1,094,711 as compared to $1,082,051 at October 31, 2005. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

In March 2005, the Company entered into a $500,000 line of credit agreement with a bank which allows the Company to borrow against the Company's assets. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $4,737 at April 30, 2006 and the unused line of credit was $495,263 at that date.

The Company anticipates additions to its manufacturing equipment of approximately $225,000 in the current fiscal year. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income from continuing operations.


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

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), SHARE-BASED PAYMENT, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company will adopt this Statement on November 1, 2006 under the modified prospective method of application. Because all of the Company's outstanding options are fully vested, the Company does not anticipate any financial impact as a result of this adoption.

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


Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control, or in factors that could significantly affect internal controls, subsequent to the date the Company's Chief Executive Officer and Chief Financial Officer completed his evaluation. There were no significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.


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

The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The Plaintiffs seek damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company has filed a motion with the court asking that the court dismiss as a matter of law all claims against the Company, with the exception of the breach of express warranty and the Company was successful with respect to this motion. In February 2006, the court granted the Company's motion for Summary Judgement related to the breach of express warranty and dismissed the Company from the lawsuit. The plaintiff has appealed the Judgement of Dismissal. An estimate of the potential range of loss cannot be made and final resolution of this legal action is estimated to be as long as 18 months to two years from the appeal date. The Company intends to vigorously defend the action; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

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

Dated: June 12, 2006



                               WASTE TECHNOLOGY CORPORATION


                               BY: /s/ William E. Nielsen
                                   ------------------------------
                                   William E. Nielsen
                                   President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)


                               BY: /s/ David B. Wilhelmy
                                   ------------------------------
                                   David B. Wilhelmy
                                   Secretary