Form 10QSB
period 2006-07-31
WASTE TECHNOLOGY CORP
filed 2006-09-11
CIK 781902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

  (Mark One)

    [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended July 31, 2006.

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

     At August 31, 2006, Issuer had outstanding 4,933,895 shares of its Common Stock.

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

         ITEM 1. FINANCIAL STATEMENTS

         o    Consolidated Condensed Balance Sheets as of
              July 31, 2006, and October 31, 2005............................3

         o    Consolidated Condensed Statements of Operations for the
              three months ended July 31, 2006, and July 31, 2005............4

         o    Consolidated Condensed Statements of Operations for the
              nine months ended July 31, 2006, and July 31, 2005.............5

         o    Consolidated Condensed Statements of Changes in
              Stockholders' Equity for the period
              from October 31, 2004, to July 31, 2006........................6

         o    Consolidated Condensed Statements of Cash Flows for the
              three months ended July 31, 2006, and July 31, 2005............7

         o    Consolidated Condensed Statements of Cash Flows for the
              nine months ended July 31, 2006, and July 31, 2005.............8

         o    Notes to Consolidated Condensed Financial
              Statements.....................................................9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATIONS.................................................12

         ITEM 3. CONTROLS AND PROCEDURES....................................14


PART II. OTHER INFORMATION..................................................15

         ITEM 1. LEGAL PROCEEDINGS..........................................15

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........15

         ITEM 5. OTHER INFORMATION..........................................16

         ITEM 6. EXHIBITS...................................................16



SIGNATURES..................................................................17

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                                      7/31/2006        10/31/2005
                                                                   ------------      ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                        $    226,127      $    574,520
  Short-term Investments                                                 16,000            35,963
  Accounts receivable, net of allowance for doubtful accounts
          of $30,000 and $50,000 in 2006 and 2005 respectively          794,195           556,947
  Inventories                                                         1,403,049         1,431,021
  Prepaid expense and other current assets                               68,487            55,656
                                                                   ------------      ------------
          Total current assets                                        2,507,858         2,654,107

Property, plant and equipment, at cost:                               2,130,422         1,882,409
  Less:  accumulated depreciation                                     1,439,016         1,414,416
                                                                   ------------      ------------
          Net property, plant and equipment                             691,406           467,993

Other assets:
  Other assets                                                           19,777            23,237
  Long-term Investments                                                  67,745            67,406
  Due from former Director                                               64,806            72,219
                                                                   ------------      ------------
          Total other assets                                            152,328           162,862

TOTAL ASSETS                                                       $  3,351,592      $  3,284,962
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                        $      4,737      $      4,737
  Accounts payable                                                      535,987           498,993
  Accrued liabilities                                                   289,005           337,650
  Accrued payroll                                                        78,823            94,426
  Current portion of deferred compensation                               67,000            67,000
  Customer deposits                                                     628,324           569,250
                                                                   ------------      ------------
          Total current liabilities                                   1,603,876         1,572,056

Deferred compensation, net of current portion                           285,371           315,831
                                                                   ------------      ------------
          Total liabilities                                           1,889,247         1,887,887

Stockholders' equity:
  Common stock, par value $.01,
        25,000,000 shares authorized;                                 6,179,875
        shares issued in 2006 and 2005                                   61,799            61,799
  Preferred stock, par value $.0001,
        10,000,000 shares authorized, none issued                            --                --
  Additional paid-in capital                                          6,347,187         6,347,187
  Accumulated deficit                                                (4,265,231)       (4,330,501)
                                                                   ------------      ------------
                                                                      2,143,755         2,078,485

   Less:  Treasury stock, 1,245,980 shares
                   in 2006 and 2005, at cost                            681,410           681,410
                                                                   ------------      ------------

                  Total stockholders' equity                          1,462,345         1,397,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  3,351,592      $  3,284,962
                                                                   ============      ============

See accompanying notes to consolidated condensed financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Three months ended:                                                   7/31/2006         7/31/2005
                                                                   ------------      ------------
Net Sales                                                          $  1,699,566      $  2,133,484
Cost of Sales                                                         1,354,060         1,699,565
                                                                   ------------      ------------

Gross Profit                                                            345,506           433,919


Operating Expense:
     Selling Expense                                                    116,327           125,001
     Administrative Expense                                             179,580           160,360
                                                                   ------------      ------------
Total Operating Expense                                                 295,907           285,361

Operating Income                                                         49,599           148,558

Other Income (Expense):
     Interest Income                                                      2,381             2,165
     Interest Expense                                                    (1,153)           (5,263)
     Other Income                                                         3,387             2,263
     Other Expense                                                           --          (126,423)
                                                                   ------------      ------------
Total Other Income (Expense)                                              4,615          (127,258)


Income Before Income Taxes                                               54,214            21,300

Income Taxes
   Current                                                                   --                --
   Deferred                                                                  --                --
                                                                   ------------      ------------

Net Income                                                         $     54,214      $     21,300
                                                                   ============      ============


Basic and diluted income (loss) per share                          $       0.01      $       0.00

Weighted average number of shares outstanding - Basic                 4,933,895         5,320,087
                                              - Diluted               5,027,645         5,387,161

See accompanying notes to consolidated condensed financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Nine months ended:                                                    7/31/2006         7/31/2005
                                                                   ------------      ------------
Net Sales                                                          $  5,387,177      $  5,563,233
Cost of Sales                                                         4,431,342         4,455,708
                                                                   ------------      ------------

Gross Profit                                                            955,835         1,107,525


Operating Expense:
     Selling Expense                                                    384,076           386,843
     Administrative Expense                                             523,791           523,036
                                                                   ------------      ------------
Total Operating Expense                                                 907,867           909,879

Operating Income                                                         47,968           197,646

Other Income (Expense):
     Interest Income                                                      9,185            18,341
     Interest Expense                                                    (3,460)          (17,022)
     Other Income                                                        11,577             7,048
     Other Expense                                                           --          (126,423)
                                                                   ------------      ------------
Total Other Income (Expense)                                             17,302          (118,056)


Income Before Income Taxes                                               65,270            79,590

Income Taxes
   Current                                                                   --                --
   Deferred                                                                  --                --
                                                                   ------------      ------------

Net Income                                                         $     65,270      $     79,590
                                                                   ============      ============


Basic and diluted income per share                                 $       0.01      $       0.01

Weighted average number of shares outstanding - Basic                 4,933,895         5,450,210
                                              - Diluted               5,024,321         5,512,710

See accompanying notes to consolidated condensed financial statements.

                                             WASTE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                            For the Years Ended October 31, 2005 and the Nine Months Ended July 31, 2006
                                                              UNAUDITED


                             COMMON STOCK
                       PAR VALUE $.01 AUTHORIZED
                            25,000,000 SHARES                                          TREASURY STOCK
                      ---------------------------                              ---------------------------
                                                                                                             NOTE
                         NUMBER                   ADDITIONAL                  NUMBER                      RECEIVABLE      TOTAL
                       OF SHARES        PAR        PAID-IN     ACCUMULATED      OF                           FROM      STOCKHOLDERS'
                         ISSUED        VALUE       CAPITAL       DEFICIT      SHARES           COST       SHAREHOLDER     EQUITY
                      ------------   ---------   ------------  -----------  ------------   ------------   -----------  ------------
Balance at
  October 31, 2004       6,179,875      61,799      6,347,187   (4,434,092)      663,526       (419,306)      388,340     1,167,248


  Net Adjustment
    of Note Receivable
    from shareholder           -0-         -0-            -0-          -0-       582,454       (262,104)      388,340       126,236

  Net Income                   -0-         -0-            -0-      103,591           -0-            -0-           -0-       103,591
                      ------------   ---------   ------------  -----------  ------------   ------------   -----------  ------------

Balance at
  October 31, 2005       6,179,875   $  61,799   $  6,347,187  $(4,330,501)    1,245,980   $   (681,410)  $       -0-  $  1,397,075
                      ------------   ---------   ------------  -----------  ------------   ------------   -----------  ------------


  Net Income                   -0-         -0-            -0-      65,270            -0-            -0-           -0-        65,270
                      ------------   ---------   ------------  -----------  ------------   ------------   -----------  ------------

Balance at
  July 31, 2006          6,179,875   $  61,799   $  6,347,187  $(4,265,231)    1,245,980   $   (681,410)  $         0  $  1,462,345
                      ============   =========   ============  ===========  ============   ============   ===========  ============


See accompanying notes to consolidated condensed financial statements.

                                   WASTE TECHNOLOGY CORP. AND SUBSIDIARY

                              Consolidated Condensed Statements of Cash Flows

                                                 UNAUDITED

For the Three Months Ended                                            7/31/2006         7/31/2005
                                                                   ------------      ------------
Cash flow from operating activities:
  Net income                                                       $     54,214      $     21,300
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                       10,753             9,554
     Allowance on receivable from shareholders                               --           126,423
     Changes in operating assets and liabilities:
       Accounts receivable                                             (211,227)         (747,551)
       Inventories                                                     (323,028)           15,000
       Prepaid expenses and other current assets                         64,985           (23,366)
       Accounts payable                                                 196,295            90,755
       Accrued liabilities and deferred compensation                     40,476           164,004
       Customer deposits                                                398,737           (33,583)
                                                                   ------------      ------------
           Net cash provided by (used in) operating activities          231,205          (377,464)

Cash flows from investing activities:
   Decrease in notes receivable from shareholders                         2,471             4,657
   Purchase of property and equipment                                  (248,013)               --
   Proceeds from short-term and long-term investments                        --                --
                                                                   ------------      ------------
           Net cash provided by (used in) investing activities         (245,542)            4,657

Cash flows provided by financing activities:
    Net drawings from revolving promissory note                              --           230,002


Net increase (decrease) in cash and cash equivalents                    (14,337)         (142,805)

Cash and cash equivalents at beginning of period                        240,464           301,288
                                                                   ------------      ------------

Cash and cash equivalents at end of period                         $    226,127      $    158,483
                                                                   ============      ============

Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
    Interest                                                       $      1,153      $        411
    Income taxes                                                             --                --

See accompanying notes to consolidated condensed financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY

                 Consolidated Condensed Statements of Cash Flows

                                    UNAUDITED

For the Nine Months Ended                                             7/31/2006         7/31/2005
                                                                   ------------      ------------
Cash flow from operating activities:
  Net income                                                       $     65,270      $     79,590
  Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                                       28,060            27,122
     Allowance on receivable from shareholders                               --           126,423
     Changes in operating assets and liabilities:
       Accounts receivable                                             (237,248)         (478,030)
       Inventories                                                       27,972          (201,000)
       Prepaid expenses and other current assets                        (12,831)            4,471
       Accounts payable                                                  36,994            20,800
       Accrued liabilities and deferred compensation                    (94,708)           99,451
       Customer deposits                                                 59,074          (190,119)
                                                                   ------------      ------------
           Net cash used in operating activities                       (127,417)         (511,292)

Cash flows from investing activities:
   Decrease in notes receivable from shareholders                         7,413             6,795
   Purchase of property and equipment                                  (248,013)           (5,000)
   Proceeds from short-term and long-term investments                    19,624                --
                                                                   ------------      ------------
           Net cash provided by (used in) investing activities         (220,976)            1,795

Cash flows from financing activities:
    Net drawings from revolving promissory note                              --           445,493
    Debt issue costs                                                         --           (23,066)
                                                                   ------------      ------------
           Net cash provided by financing activities                         --           422,427

Net decrease in cash and cash equivalents                              (348,393)          (87,070)

Cash and cash equivalents at beginning of period                        574,520           245,553
                                                                   ------------      ------------

Cash and cash equivalents at end of period                         $    226,127      $    158,483
                                                                   ============      ============

Supplemental schedule of disclosure of cash flow information:
Cash paid during period for:
    Interest                                                       $      3,460      $      6,101
    Income taxes                                                             --                --

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

2. Basis of Presentation:

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. The accompanying consolidated condensed balance sheet as of October 31, 2005 was derived from the audited consolidated financial statements as of October 31, 2005.

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

   (c) Basic and Diluted Income Per Share:

   Basic income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive.

4. Related Party Transactions:

The Company was indebted in the amount of $608,981 to the former General Counsel and his law firm at July 31, 2006. During 1997, the General Counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the General Counsel at such time as the Board of Directors shall determine. Accordingly, accrued legal fees are presented as a reduction of notes receivable from General Counsel at July 31, 2006. In June 2005, the General Counsel exchanged 582,454 shares of the Company's common stock as partial payment on the note due to the Company. The Company recorded a reserve for the net amount due to the Company, $126,423. This amount was shown as other expense on the consolidated condensed statement of operations in the third quarter of fiscal 2005.

The Company has a note receivable from the former president totaling $79,644 and $89,384 at July 31, 2006 and 2005, respectively. Interest accrued at the rate of 6% per annum.

The Company has a deferred compensation agreement with the former president of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $352,371, payable over the next seven years, a portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

5.   Inventories

Inventories consisted of the following:
                                               July 31,         October 31,
                                                 2006              2005
                                             ------------      ------------
   Raw Materials                             $    604,108      $    681,607
   Work in process                                643,099           476,376
   Finished Goods                                 155,842           273,038
                                             ------------      ------------
                                             $  1,403,049      $  1,431,021
                                             ============      ============

6. Debt

In March 2005, the Company entered into a $500,000 line of credit agreement with a bank which allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $4,737 at July 31, 2006 and the unused line of credit was $495,263 at that date. At July 31, 2006, the Company had two letters of credit totalling $83,745 issued for warranty guarantees, which are secured by short-term and long-term investments.

7. Income Taxes

As of July 31, 2006, the Company's anticipated annual effective tax rate is zero as a result of current quarter results, and, if needed, the reduction in a portion of the valuation allowance equal to the utilization of net operating loss carry-forwards. As of July 31, 2006, the Company has approximately $3,064,000 of net operating loss carry-forwards for tax purposes, which expire in years 2007 through 2024.

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

Note 9. LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations: Three Month Comparison

In the third quarter ending July 31, 2006, the Company had net sales of $1,699,566 as compared to net sales of $2,133,484 in the third quarter of fiscal 2005, a decrease of 20.3%. The lower sales were the result of market conditions in the third quarter of 2006 and the shipment of five rubber balers to China in the third quarter of fiscal 2005.

The Company had net income of $54,214 in the third quarter of fiscal 2006 as compared to net income $21,300 in the third quarter of fiscal 2005. The lower net income in the third quarter of 2005 was the result of the Company setting up an reserve for the net amount due to the Company, $126,423, for a note receivable from the former general counsel of the Company. Gross profit margins were 20.3% in both the third quarter ending July 31, 2006 and 2005. Selling and administrative expenses were slightly above the prior year third quarter. Gross profit margins were 20.3% in the third quarter of fiscal 2006 and 2005.

Results of Operations: Nine Months Comparison

The Company had net sales of $5,387,187 in the first nine months of fiscal 2006 as compared to $5,563,233 in the same period of fiscal 2005, a decrease of 3.2%. Net income was $65,270 in the first nine months of fiscal 2006 versus net income of $79,590 in the prior year. The net income in the first nine months of fiscal 2005 was reduced by the $126,423 reserve set up for the note receivable. Gross profit margins declined from 19.9% in the first nine months of fiscal 2005 to 17.7% in 2006. The lower gross profit margins were the result of higher material costs, primarily steel and hydraulic cylinders and an increase in dealer sales which include dealer discounts. Selling and administration expenses were slightly lower in the first nine months of the current fiscal year.

Although no assurances can be given, the Company believes that it will equal or exceed the results of the prior fiscal year due to the improved economic conditions over the prior year. The sold order backlog was approximately $3,150,000 at July 31, 2006 as compared to $1,952,000 at July 31, 2005.

Financial Condition:

Net working capital at July 31, 2006 was $903,982 as compared to $1,082,051 at October 31, 2005. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

In March 2005, the Company entered into a $500,000 line of credit agreement with a bank which allows the Company to borrow against the Company's assets. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $4,737 at July 31, 2006 and the unused line of credit was $495,263 at that date.

The Company anticipates additions to its manufacturing equipment of approximately $275,000 in the current fiscal year of which $248,013 has been incurred through July 31, 2006. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income from continuing operations.

Recently Issued Accounting Standards

In December 2004, the FASB issued FASB Statement No. 151, INVENTORY COSTS, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for the Company for inventory costs incurred on or after November 1, 2006. The adoption of this Statement did not have a significant effect on the Company's financial statements.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of the Company was held on May 15, 2006.

     (b) The first item voted on was the election of Directors. David B. Wilhelmy was elected as a "Class II Director of the Company whose term will expire in three (3) years at the annual meeting of stockholders to be held in 2009. The results of the voting were as follows:
          4,000,363 votes for David B. Wilhelmy and 4,218 withheld.

     (c) The next item of business was the proposal to ratify the appointment of KPMG LLP the independent registered public accounting firm of the Company, for fiscal year ending October 31, 2006. The results of the voting were as follows:

                3,995,363        votes for the resolution,
                    5,000        votes against and
                    4,254        votes abstained.

          A majority of the votes cast at the meeting having voted for the resolutions, the resolution was duly passed.

          No other matters were voted on at the meeting.

ITEM 5 OTHER INFORMATION

On May 15, 2006, at a meeting of the Board of Directors, Ronald L. McDaniel was named to the Board of Directors of the Company. Mr. McDaniel has been president of Western-Cullen-Hayes, Inc. since 1980. He was Vice President and General Manager of Western-Cullen-Hayes from 1975 to 1980. From 1957 to 1975 Mr. McDaniel worked for Western-Cullen-Hayes and Burro Crane, an affiliated company, in various capacities including division controller. Mr. McDaniel has a bachelors degree from the University of Dayton and an MBA from the University of Chicago.

Mr. McDaniel will serve on the Company's Board of Directors' audit committee and will be designated as the Company's independent "financial expert" of that committee.

There is no arrangement or understanding between Mr. McDaniel and any other person pursuant to which he was elected a Director.

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

Dated: September 11, 2006



                                       WASTE TECHNOLOGY CORPORATION


                                       BY: /s/William E. Nielsen
                                          -------------------------------------
                                          William E. Nielsen
                                          President and CEO and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)


                                       BY: /s/David B. Wilhelmy
                                          -------------------------------------
                                          David B. Wilhelmy
                                          Secretary