Form 10KSB
period 2006-10-31
WASTE TECHNOLOGY CORP
filed 2007-01-17
CIK 781902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)

   /X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended OCTOBER 31, 2006 or

   / /   Transition Report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______ to _______.

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

     CHECK WHETHER THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO
ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. YES / / NO /X/

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT). YES / / NO /X/

     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $8,146,274

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES (BASED ON THE CLOSING PRICE ON JANUARY 8, 2007 OF $.48): $ 1,014,581

     STATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S $.01 PAR VALUE COMMON STOCK AS OF THE CLOSE OF BUSINESS ON THE LATEST PRACTICABLE DATE (JANUARY 15, 2007): 4,933,895

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

Waste Tech and IBC maintain their executive offices and manufacturing facilities at 5400 Rio Grande Avenue, Jacksonville, Florida 32254. Waste Tech's telephone number is (904) 355-5558. Unless the context otherwise requires, the term "Company" as used herein, refers to Waste Tech and its subsidiary on a consolidated basis. The Company's fiscal year end is October 31.

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

     General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $400,000. General purpose baler sales constituted approximately 55% of net sales on a consolidated basis for each of the fiscal years ended October 31, 2006 and 2005.

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

Specialty balers range in price from approximately $3,000 to $300,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 30% of net sales on a consolidated basis for each of the fiscal years ended October 31, 2006 and 2005.

     Accessory Equipment

The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. These include conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. At the present time, accessory equipment does not represent a significant percentage of net sales.

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

While IBC maintains an inventory of raw materials, most of it is intended for specific orders and inventory turnover is relatively rapid. Approximately 60% of its inventory turns over in 45 to 90 days and the balance, consisting of customized equipment, turns over in 3 to 6 months. IBC's business is not seasonal.

     Sales and Marketing

IBC sells its products throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of synthetic rubber and polymers, plastic recycling facilities, power generating facilities, textile mills, paper mills, cotton gins, supermarkets and other retail outlets, paper recycling facilities, and municipalities.

Most of the sales of IBC are made by its sales force of four (4) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately forty (40%) percent of net sales are made through manufacturer's representatives and dealers. The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants, and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 2006, foreign sales amounted to $1,703,000 or approximately 21% of consolidated sales. In fiscal 2005, foreign sales amounted to $1,727,000, approximately 23% of the Company's net sales.

During fiscal 2006, IBC had sales to more than 600 customers, none of which accounted for over ten percent (10%) of its net sales for the year. The Company anticipates that one customer will account for more than 10% of net sales in the year ending October 31, 2007 as the Company has an order scheduled for shipment in May 2007 which totals just under $2,000,000.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's backlog of firm sales orders at October 31, 2006 was $3,785,000 and at October 31, 2005 was $2,025,000. The Company generally delivers its orders within four (4) months of the date booked.

     Warranties and Service

IBC typically warrants its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of the Company's consolidated net sales for fiscal 2006 and 2005.

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


     Employees

As of October 31, 2006, the Company employed 65 persons as follows: 6 in management and supervision; 7 in sales and service; 46 in manufacturing; and, 6 in administration.

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

The Company's website is located at http://www.intl-baler.com. Under the "Corporate Information" section of the website, you may access, free of charge, the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, Section 16 filings (Form 3, 4 and 5) and any amendments to those reports as reasonably practicable after the Company electronically files such reports with the SEC. The information contained on the Company's website is not part of this Report or any other report filed with the SEC.

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

The Company has completed the preliminary planning for a potential plant expansion of approximately 30,000 square feet of manufacturing space. Initial estimates indicate that this project would require an investment of approximately $2,000,000. The Company has not committed to go forward with this plant expansion. The Company's buildings and property are well maintained and are adequately covered by insurance.

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

East County Recycling, Inc. v PCI Waste and Recycling Systems, International Baler Corp. Recycling Equipment Manufacturing Corp. Case No. 0503-02879, Circuit Court of the State of Oregon was filed on March 21, 2005 against the Company and two other defendants stemming from the sale of a baling system, which has not met the plaintiff's expectations. The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The plaintiffs seek damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company filed a motion to dismiss, as a matter of law, all claims against the Company, with the exception of the plaintiff's claim for breach of express warranty and the Company was successful with respect to this motion. Thereafter, in February 2006, the court granted the Company's motion for Summary Judgement as to the plaintiff's breach of express warranty claim and dismissed the Company from the lawsuit. The plaintiff has appealed the Judgement of Dismissal. The final resolution of the appeal is estimated to be as long as 18 months to two years. The Company intends to vigorously oppose the plaintiff's appeal; although the Company believes the lower court's dismissal will be sustained on appeal, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter ending October 31, 2006.

PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol WTEK.OB. As of October 31, 2006, the number of shareholders of record of the Company's Common Stock was approximately 500, and management believes that there are approximately 1,000 beneficial owners of Waste Tech's common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2006 and 2005, are set forth below.

     Fiscal Year Ended
      October 31, 2006               High                     Low

     First Quarter                $   0.55                 $   0.45
     Second Quarter                   0.50                     0.38
     Third Quarter                    0.55                     0.42
     Fourth Quarter                   0.48                     0.40

     Fiscal Year Ended
      October 31, 2005               High                     Low

     First Quarter                $   0.40                 $   0.28
     Second Quarter                   0.80                     0.36
     Third Quarter                    0.45                     0.35
     Fourth Quarter                   0.58                     0.38


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

     Recent Sales of Unregistered Securities

During the past three years ended October 31, 2006, the Company has not sold any unregistered securities.

     Purchases of Equity Securities

During the fiscal year ended October 31, 2006, the Company, nor anyone on its behalf, repurchased any of the Company securities.

     Securities authorized for issuance under equity compensation plans.

     None

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

For the fiscal year ending October 31, 2006, net sales were $8,146,274 compared to $7,359,003 in fiscal 2005, an increase of 10.7%. The higher net sales were the result of higher sales of larger size horizontal balers and two-ram balers which was due to the recycling industry trend to this kind of equipment.

The Company had net income of $407,436 in fiscal 2006 compared to net income of $103,591 in fiscal 2005. The higher net income is the result of the higher sales in 2006 and the Company recording a $126,236 bad debt reserve for the net amount due for a note receivable from the former general counsel of the Company in 2005.

Gross profit margins improved to 19.6% in fiscal 2006 from 19.1% in 2005 due primarily to the higher level of shipments and additional absorption of fixed costs. Selling and administrative expenses increased by $30,443, 2.6%, from the prior year.

     Financial Condition

The Company's net working capital at October 31, 2006, was $1,258,323 as compared to $1,082,051 at October 31, 2005. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

In March 2005, the Company entered into a $500,000 line of credit agreement with First Guaranty Bank and Trust of Jacksonville which allows the Company to borrow against the Company's assets. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $4,737 at October 31, 2006 and 2005 and the unused line of credit was $495,263 at October 31, 2006. The Company has a certificate of deposit which is security for a letter of credit of $67,745 which expires on March 15, 2007.

The Company made additions to its manufacturing equipment of $257,846 and improvements to its buildings of $7,950. The Company is committed for an additional $20,000 related to these capital expenditures. As stated previously, see Item 2, the Company has completed the preliminary planning for a potential plant expansion of approximately 30,000 square feet of manufacturing space. The cost of the plant expansion planning, $35,000, includes civil plans and architectural drawings. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operation.

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

     Inflation

The costs of the Company and its subsidiary are subject to the general inflationary trends existing in the general economy. The Company believes that expected pricing by its subsidiary for balers will be able to include sufficient increases to offset any increase in costs due to inflation.

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

         Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return based on whether it is more likely than not that certain return positions will be sustained upon examination by taxing authorities. Implementation of FIN No. 48 is required for fiscal years beginning after December 15, 2006. Although management's evaluation of FIN No. 48 has not been completed, management believes that the implementation of FIN No. 48 will not have an effect on the financial position of the Company.

In September 2006, the SEC Staff issued Staff Accounting Bulletin 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"), which expresses the staff's views regarding the process of quantifying financial statement misstatements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Provisions of the SAB are applicable for years ending after November 15, 2006. Although management's evaluation of SAB 108 has not been completed, management believes that the implementation of SAB 108 will not have an impact to the Company.

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

     Changes in Internal Controls

During the year ended October 31, 2006, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     ITEM 8B. OTHER INFORMATION

     None

PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Identification of Directors and Officers

The current executive officers and directors of the Company are as follows:


          NAME                           POSITION

     William E. Nielsen           President, Chief Executive
                                  Officer and Director

     LaRita Boren                 Director

     Leland E. Boren              Director

     Ronald L. McDaniel           Director

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

During fiscal 2006 the Board of Directors met three times.

There are no family relationships between executive officers or directors of the Company except that LaRita Boren and Leland E. Boren are husband and wife.

Except as noted above, there is no understanding or arrangement between any director or any other persons pursuant to which such individual was or is to be selected as a director or nominee of the Company.

     Background of Executive Officers and Directors

The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

William E. Nielsen, age 59, joined the Company in June 1994 as its Chief Financial Officer and was elected a Director on November 20, 1997. He was elected President and Chief Executive Officer on May 8, 2001. Prior to joining the Company, Mr. Nielsen acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993, he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a BBA in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.

LaRita R. Boren, age 70, was elected as a Director of the Company on March 9, 2005. Mrs. Boren is a Director and Executive Vice-President of Avis Industrial Corporation. She has served as a Director of Avis since 1979 and as Vice-President from 1986 until March, 2005 when she was elected Executive Vice-President. She is also on the Board of Directors of the Boren Foundation, Inc., Citizens Plaza Building, Inc., Citizens Travel Agency, The Heartland Film Festival, Live Bait Productions, Inc., Lyford Cay Group, Inc., J.M. Music, Inc., Taylor University, LeLaLo Foundations, Inc., Spring Hill Music Group, Inc. and WBCL Radio Station. Mrs. Boren received a Bachelors of Science degree from Oklahoma State University in 1957. She has an honorary Doctor of Business Management degree from Indiana Wesleyan University and a Doctor of Humane Letters degree from Taylor University. Mrs. Boren has been married to Leland E. Boren, also a Director of Avis Industrial Corporation since 1958.

Leland E. Boren, age 83, was elected as a Director of the Company on March 9, 2005. Mr. Boren is the Chairman, Chief Executive Officer and President of Avis Industrial Corporation located in Upland, Indiana. From 1945 through 1971 Mr. Boren was employed by The Pierce Company (formerly The Pierce Governor Company) in various capacities. He became President of The Pierce Governor Company in 1958. The Pierce Company merged with Avis Industrial Corporation in 1971 and Mr. Boren became President of Avis at that time. Mr. Boren has been married to LaRita R. Boren, who is also a Director of Avis Industrial Corporation since 1958.

Robert Roth, age 81, was elected as a Director of the Company on October 12, 1993. He is the Chairman of the Board and Treasurer of Georgetown Electric, Ltd., and a Director of Keystone Insurance Company, both publicly held companies. For more than the past five (5) years, in addition to being the Chairman of the Board and Treasurer of Georgetown Electric, Ltd., he has been the President and Chief Executive Officer of Browning Weldon Corporation, a privately held financial company. Mr. Roth received a Bachelor of Engineering degree from Yale University in 1946.

Ronald L. McDaniel, age 67, was named to the Company's Board of Directors on May 16, 2006. Mr. McDaniel has been president of Western-Cullen-Hayes, Inc. since 1980. He was Vice President and General Manager of Western-Cullen-Hayes from 1975 to 1980. From 1957 to 1975 Mr. McDaniel worked for Western-Cullen-Hayes and Burro Crane, an affiliated company, in various capacities including division controller. Mr. McDaniel has a bachelor's degree from the University of Dayton and an MBA from the University of Chicago.

David B. Wilhelmy, age 52, joined the Company in September 2002 as Vice President of Sales and Marketing. Prior to joining the Company, Mr. Wilhelmy was Vice President/Sales and Acquisitions for Consolidated Packaging Systems. CPS was a joint venture with Gryphon Investors to consolidate the packaging systems distribution industry, from January 2000 through August 2002. Mr. Wilhelmy was the Southeast Regional Vice President of Sales and Marketing for Packaging for Unisource Distribution Company from 1993 to 2000. Mr. Wilhelmy received a Bachelor Degree in Business Administration from Madison University.

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

     Section 16 (a) Beneficial Ownership Reporting Compliance

In fiscal 2006, the Company, its officers, directors, and beneficial owners of more than ten percent of the company's common stock were not delinquent in filing of any of their Form 3, 4, and 5 reports.


     Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers (including the Company's principal executive officer, principal financial officer and controller) and employees, known as the Standards of Business Conduct. The Standards of Business Conduct are available on the Company's website at http://www.intl-baler.com. The Company intends to disclose any Amendments to its Code of Ethics and any waiver from a provision of the Code of Ethics granted to the Company's Chief Executive Officer, Chief Financial Officer, or other persons performing similar functions, on the Company's website within five business days following such amendment or waiver. Stockholders may request a free copy of the Standards of Business Conduct from:

     Waste Technology Corp.
     Attention: William E. Nielsen
     5400 Rio Grande Avenue
     Jacksonville, Florida 32254
     (904)358-3812

     Committees

The Company's Board of Directors consists of six members only two of whom are independent, Ronald McDaniel and Robert Roth. The Company has sought and continues to seek appropriate individuals to serve on the Board of Directors who meet the requirements necessary to qualify as independent directors to serve on the Company's Board of Directors. The Company has been unable to find such independent directors because it does not have sufficient funds to purchase directors and officers insurance or compensate such independent directors for their services.

Ronald McDaniel, Robert Roth and LaRita Boren are members of Board's Audit Committee. Mr. McDaniel serves as the audit committee's "financial expert" as that term is defined by applicable Securities and Exchange Commission ("SEC") regulations. Although the Company does not presently have an Audit Committee Charter, it intends to adopt a charter shortly. Once the charter is adopted it will be posted on the Company's website.

The Company does not have a nominating committee and the full Board of Directors performs this function. In its role as nominating committee, the Board identifies the candidates for Board membership. In identifying Board candidates, the Board will seek recommendations from existing Board members, executive officers of the Company and all persons who own more than five percent (5%) of the Company's outstanding stock. The Board has no stated specific minimum qualifications that must be met by a candidate for a position on the Board of Directors. The Board will consider a variety of factors in evaluating the qualifications of a candidate including the candidate's professional experience, educational background, knowledge of the Company's business and personal qualities. The Board may, when appropriate, retain an executive search firm and other advisors to assist it in identifying candidates for the Board. In addition, the Board will consider any candidates that may have been recommended by any of the Company's stockholders who have made those recommendations in accordance with the Company's procedures described in the Company's last notice of annual meeting and proxy statement (the "Notice"). There have been no changes to those procedures since the mailing of the Notice. In addition, such stockholder recommendation must be accompanied by (1) such information about each prospective director nominee as would have been required to be included in a proxy statement filed pursuant to the rules of the SEC had the prospective director nominee been nominated by the Board of Directors and (2) that the prospective director nominee has consented to be named, if nominated, as a nominee and, if elected, to serve as a director.

     ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2006, 2005, and 2004:

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                LONG TERM AWARDS

                                                             OTHER ANNUAL
NAME AND                                 SALARY     BONUS    COMPENSATION   NUMBER OF    ALL OTHER
PRINCIPAL POSITION               YEAR      ($)       ($)          ($)        OPTIONS    COMPENSATION
------------------------------   ----   --------   -------   ------------   ---------   ------------
William E. Nielsen               2006    122,768    10,000        -0-          -0-           -0-
President & CEO                  2005    104,271     3,000        -0-          -0-           -0-
                                 2004     96,800       -0-        -0-          -0-           -0-

David B. Wilhelmy                2006    121,517    10,000        -0-          -0-           -0-
Vice President Sales and         2005    102,848     3,000        -0-          -0-           -0-
Marketing

None of the company's other Executive Officers earned compensation in fiscal 2004, 2005 and 2006 in excess of $100,000 for services rendered to the Company in any capacity. No Director of the Company received remuneration for services as a Director during fiscal 2006.

     Option Grants and Exercises in Last Fiscal Year

No options were granted or exercised during fiscal 2006 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2006.

     Employment Contracts

The Company does not have employment contracts with the Chief Executive Officer or any other member of management.

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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2006 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of

December 31, 2006 with these computations based on 4,933,895 shares of common stock being outstanding at that time.

                                             AMOUNT OF            APPROXIMATE
  NAME AND ADDRESS OF                        BENEFICIAL             PERCENT
   BENEFICIAL OWNER                         OWNERSHIP(1)           OF CLASS


William E. Nielsen                            592,641(2)             12.0%
5400 Rio Grande Avenue
Jacksonville, Florida 32254

LaRita Boren                                1,724,450                35.0%
9315 South 950 East
Upland, IN 46989

Leland E. Boren                               220,768                 4.5%
9315 South 950 East
Upland, IN 46989

Robert Roth                                   109,188(3)              2.2%
Georgetown Electric, Ltd.
Unit A-1, 2016 Naamans Road
Wilmington, Delaware 19810

Alexander C. Toppan                           405,950(4)              8.2%
40 Spectacle Ridge Road
South Kent, CT 06785

David B. Wilhelmy                             166,900                 3.4%
5400 Rio Grande Ave.
Jacksonville, FL 32254

Waste Technology Corporation                  256,238(5)              5.2%
Profit Sharing Trust

All Officers and Directors                  3,070,185(6)             62.2%
as a Group (5 persons)


(1) Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.

(2) Consists of 342,641 shares held directly and options to purchase 250,000 shares.

(3) Includes shares owned by family members of Robert Roth as follows: his son, Steven F. Roth (2,000), and his son Charles B. Roth and his wife Marta Roth (107,188).

(4)  Shares are held in joint tenancy with his wife, Mary Anne T. Toppan.

(5)  Employees' Profit Sharing Trust of which William Nielsen is Trustee.

(6) Consists of 2,563,947 shares held directly, options to purchase 250,000 shares and 256,538 shares held by Waste Technology Corporation Employee Profit Sharing Trust.

     Changes In Control

To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others

There have been no material transactions, series of similar transactions or currently proposed transactions during fiscal 2006, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year end for the last three fiscal years and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     Indebtedness of Management

No officer, director or security holder known to the Company to own of record or beneficially more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons is indebted to the Company.

     Parent of the Issuer

The Company has no parent.

     ITEM 13. EXHIBITS

The Following Documents are Filed as Part of this Report

     1. Financial Statements:

        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Stockholders' Equity
        Consolidated Statements of Cash Flows

     2. Exhibits

        The following exhibits are filed with, or incorporated by reference into this report.




Exhibit
Number                            Description
------                            -----------

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

  2.3 Certificate of Merger merging Consolidated Baling Machine Company, Inc. and Florida Waste Systems, Inc. Into International Baler Corporation filed July 30, 2004.

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

  3.5 By-laws of Consolidated Baling Machine Co., Inc. (Incorporated by reference to Exhibit 3.6 to Amendment No. 1 to 1989 Form 10-K).

  3.7 Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 4, 1991(Incorporated by reference to Exhibit 3.1.1 to Company's Annual Report on Form 10-K for the year ended October 31, 1991[the "1991 Form 10-K"]

  3.8 Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 21 1991(Incorporated by reference to Exhibit 3.1.2 to Company's 1991 Form 10-K).

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

  10.6 Form of Deferred Compensation Agreement for Ted C. Flood (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10K for the year ended October 31, 1991).

  10.7 Agreement between Waste Technology Corp. and Charles B. Roth, dated June 25, 1992 (Incorporated by reference to Exhibit 10.30 to Company's Current Report on Form 8-K, Date of Report June 25, 1992).

  10.8 Agreement between Waste Technology Corp., International Baler Corp. and Leslie N. Erber dated February 23, 1993( Incorporated by reference to Exhibit 10.31 to Company's Current Report on Form 8-K, Date of Report May 7, 1993 ["Report on Form 8-K May 7, 1993"]).

  10.9 Agreement between Waste Technology Corp. and Charles Roth dated May 7, 1993 (Incorporated by reference to Exhibit 10.32 to Report on Form 8-K May 7, 1993).

  10.10 Agreement between Waste Technology Corp., Patricia Roth, Steven Roth and Robert Roth dated May 10, 1993 (Incorporated by reference to
          Exhibit 10.33 to Report on Form 8-K May 7, 1993).

  10.11 Agreement between International Baler Corporation and Ted C. Flood dated as December 29, 1995 (Incorporated by reference to Exhibit 10.38 to the Company's Annual report on Form 10-KSB for the year ended October 31, 1996 [the "1996 Form 10-KSB"]).

  10.12 Promissory Note made by Ted C. Flood to the order of International Baler Corporation dated December 29, 1995 (Incorporated by reference to Exhibit 10.38.1 to the 1996 Form 10-KSB).

  10.13 Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated April 5, 1996 (Incorporated by reference to Exhibit
          10.38.2 to the 1996 Form 10-KSB).

  10.14 Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated October 5, 1996(Incorporated by reference to Exhibit
          10.38.3 to the 1996 Form 10-KSB).

  10.15 Asset Purchase Agreement between International Press and Shear Corporation and IPS Balers Inc. together with exhibits (Incorporated by reference to Exhibit 10.41 to Company's Current Report on Form 8-K, Date of Report December 10, 1999).

  14 Code of Ethics (Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended October 31,
          2003).

  21 List of the Company's subsidiaries (Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 2005).

  31* Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

  32* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


   * Exhibit filed with this Report.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual consolidated financial statements for the fiscal years ended October 31, 2006 and 2005, and fees for other services rendered by KPMG LLP during those periods:


     Fee Category                Fiscal 2006            Fiscal 2005

     Audit Fees                    $ 67,500               $ 67,500

     Audit-Related Fees                   0                      0

     Tax Fees                      $ 11,000                 12,000

     All Other Fees                       0                      0

     Total Fees                    $ 78,500               $ 79,500


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

All of the services for 2006 and 2005 were performed by the full-time, permanent employees of KPMG LLP.

All of the 2006 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company's independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by KPMG LLP is compatible with maintaining KPMG LLP's independence and has concluded that it is.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WASTE TECHNOLOGY CORP.
                                          (Registrant)

                                          By: /s/ William E. Nielsen
                                              ----------------------------
                                              William E. Nielsen, President

                                          Dated: January 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                                Title                       Date
---------                                -----                       ----

/s/ William E. Nielsen          Chief Executive Officer        January 15, 2007
----------------------          Principal Financial and
William E. Nielsen              Accounting Officer and
                                Director


/s/ LaRita Boren                Director                       January 15, 2007
----------------------
LaRita Boren


/s/ Leland E. Boren             Director                       January 15, 2007
----------------------
Leland E. Boren


/s/ Ronald L. McDaniel          Director                       January 15, 2007
----------------------
Ronald L. McDaniel


/s/ Robert Roth                 Director                       January 15, 2007
----------------------
Robert Roth


/s/ David B. Wilhelmy           Vice President                 January 15, 2007
----------------------          Secretary and Director
David B. Wilhelmy

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2006 AND 2005

     (WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THEREON)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Waste Technology Corp.:

We have audited the accompanying consolidated balance sheets of Waste Technology Corp. and Subsidiary as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Technology Corp. and Subsidiary as of October 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Certified Pubic Accountants

Jacksonville, Florida
January 11, 2007

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2006 AND 2005


                                                                              10/31/2006                10/31/2005
                                                                             ------------              ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                  $    341,250              $    574,520
  Short-term Investments                                                           67,745                    35,963
  Accounts receivable, net of allowance for doubtful accounts
     of $30,000 and $50,000 in 2006 and 2005, respectively                      1,102,314                   556,947
  Inventories                                                                   1,308,160                 1,431,021
  Prepaid expense and other current assets                                         61,969                    55,656
                                                                             ------------              ------------
          Total current assets                                                  2,881,438                 2,654,107

Property, plant and equipment, at cost:                                         2,183,007                 1,882,409
  Less:   accumulated depreciation                                              1,442,545                 1,414,416
                                                                             ------------              ------------
          Net property, plant and equipment                                       740,462                   467,993

Other assets:
  Other assets                                                                     18,624                    23,237
  Long-term Investments                                                                --                    67,406
  Due from former Director                                                         62,335                    72,219
                                                                             ------------              ------------
          Total other assets                                                       80,959                   162,862

TOTAL ASSETS                                                                 $  3,702,859              $  3,284,962
                                                                             ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                                  $      4,737              $      4,737
  Accounts payable                                                                621,192                   498,993
  Accrued liabilities                                                             432,540                   332,124
  Accrued payroll and commissions                                                 216,373                    99,952
  Current portion of deferred compensation                                         67,000                    67,000
  Customer deposits                                                               281,273                   569,250
                                                                             ------------              ------------
          Total current liabilities                                             1,623,115                 1,572,056

Deferred compensation, net of current portion                                     275,233                   315,831
                                                                             ------------              ------------
          Total liabilities                                                     1,898,348                 1,887,887

Stockholders' equity:
  Common stock, par value $.01, 25,000,000 shares authorized;
     6,179,875 shares issued in 2006 and 2005                                      61,799                    61,799
  Preferred stock, par value $.0001, 10,000,000 shares
     authorized, none issued                                                           --                        --
  Additional paid-in capital                                                    6,347,187                 6,347,187
  Accumulated deficit                                                          (3,923,065)               (4,330,501)
                                                                             ------------              ------------
                                                                                2,485,921                 2,078,485

  Less:   Treasury stock, 1,245,980 shares in 2006 and 2005,
          at cost                                                                 681,410                   681,410
                                                                             ------------              ------------

          Total stockholders' equity                                            1,804,511                 1,397,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  3,702,859              $  3,284,962
                                                                             ============              ============


See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2006 AND 2005


                                                                                 2006                      2005
                                                                             ------------              ------------
Net Sales                                                                    $  8,146,274              $  7,359,003
Cost of Sales                                                                   6,550,508                 5,954,054
                                                                             ------------              ------------

Gross Profit                                                                    1,595,766                 1,404,949


Operating Expense:
     Selling Expense                                                              506,301                   522,571
     Administrative Expense                                                       706,016                   659,303
                                                                             ------------              ------------
Total Operating Expense                                                         1,212,317                 1,181,874

Operating Income                                                                  383,449                   223,075

Other Income (Expense):
     Interest Income                                                               12,690                    22,045
     Interest Expense                                                              (4,613)                  (22,938)
     Other Income                                                                  15,910                     7,832
     Other Expense                                                                     --                  (126,423)
                                                                             ------------              ------------
Total Other Income (Expense)                                                       23,987                  (119,484)


Income Before Income Taxes                                                        407,436                   103,591

Income Taxes
     Current                                                                           --                        --
     Deferred                                                                          --                        --
                                                                             ------------              ------------

Net Income                                                                   $    407,436              $    103,591
                                                                             ============              ============


Basic income per share                                                       $       0.08              $       0.02
Diluted income per share                                                             0.08                      0.02

Weighted average number of shares outstanding - Basic                           4,933,895                 5,320,070
                                              - Diluted                         5,024,321                 5,391,499



See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005



                          COMMON STOCK
                    PAR VALUE $.01 AUTHORIZED
                         25,000,000 SHARES                                        TREASURY STOCK
                    --------------------------                              --------------------------
                       NUMBER                    ADDITIONAL                    NUMBER                  NOTE RECEIVABLE    TOTAL
                     OF SHARES         PAR        PAID-IN      ACCUMULATED       OF                          FROM      STOCKHOLDERS'
                       ISSUED         VALUE       CAPITAL        DEFICIT       SHARES         COST        SHAREHOLDER     EQUITY
                    ------------  ------------  ------------  ------------  ------------  ------------   ------------  ------------
Balance at
   October 31, 2004    6,179,875  $     61,799  $  6,347,187  $ (4,434,092)      663,526  $   (419,306)  $    388,340  $  1,167,248

   Net Adjustment of
    Note Receivable
    from shareholder         -0-           -0-           -0-           -0-       582,454      (262,104)       388,340       126,236

   Net Income                -0-           -0-           -0-       103,591           -0-           -0-            -0-       103,591
                    ------------  ------------  ------------  ------------  ------------  ------------   ------------  ------------

Balance at
   October 31, 2005    6,179,875        61,799     6,347,187    (4,330,501)    1,245,980     (681,410)            -0-     1,397,075

   Net Income                -0-           -0-           -0-       407,436           -0-           -0-            -0-       407,436
                    ------------  ------------  ------------  ------------  ------------  ------------   ------------  ------------

Balance at
   October 31, 2006    6,179,875  $     61,799  $  6,347,187  $ (3,923,065)    1,245,980  $   (681,410)  $        -0-  $  1,804,511
                    ============  ============  ============  ============  ============  ============   ============  ============



See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2006 AND 2005



                                                                                 2006                      2005
                                                                             ------------              ------------
Cash flow from operating activities:
  Net income                                                                 $    407,436              $    103,591
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                 32,742                    28,712
     Allowance on receivable from shareholders                                         --                   126,236
     Changes in operating assets and liabilities:
       Accounts receivable                                                       (545,367)                  427,181
       Inventories                                                                122,861                  (326,085)
       Prepaid expenses and other current assets                                   (6,313)                    8,175
       Accounts payable                                                           122,199                   (16,492)
       Accrued liabilities and deferred compensation                              176,239                   (34,201)
       Customer deposits                                                         (287,977)                  138,485
                                                                             ------------              ------------
           Net cash provided by operating activities                               21,820                   455,602

Cash flows from investing activities:
  Decrease in notes receivable from shareholders                                    9,884                     9,309
  Purchase of property and equipment                                             (300,598)                   (5,000)
  Proceeds from short-term and long-term investments                               35,624                  (103,369)
                                                                             ------------              ------------
           Net cash used in investing activities                                 (255,090)                  (99,060)

Cash flows from financing activities:
  Net drawings from revolving promissory note                                          --                    (4,509)
  Debt issue costs                                                                     --                   (23,066)
                                                                             ------------              ------------
           Net cash used in financing activities                                       --                   (27,575)

Net increase in cash and cash equivalents                                        (233,270)                  328,967

Cash and cash equivalents at beginning of year                                    574,520                   245,553
                                                                             ------------              ------------

Cash and cash equivalents at end of year                                     $    341,250              $    574,520
                                                                             ============              ============

Supplemental schedule of disclosure of cash flow information:
Cash paid during year for:
  Interest                                                                   $         --              $      9,361
  Income taxes                                                                         --                        --


See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            October 31, 2006 and 2005



(1)  NATURE OF BUSINESS

     Waste Technology Corporation and subsidiary (the Company) is a manufacturer of baling equipment which utilizes technical, hydraulic and electrical mechanisms to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste. More sophisticated applications include baling of textile materials, fibers and synthetic rubber. The Company offers a wide variety of balers, standard models as well as custom models to meet specific customer requirements.

     The Company's customers include recycling facilities, paper mills, textile mills, and the companies which generate the materials for baling and recycling. The Company sells its products worldwide with 10% to 25% of its annual net sales outside the United States.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Waste Technology Corporation and its wholly owned subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

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

     (D)  SHORT-TERM INVESTMENTS

          Short-term investments consist of a money market account that is the security for a letter of credit. This letter of credit expires on March 15, 2007.

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

          The Company applies the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

     (G)  INCOME TAXES

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

     (H)  REVENUE RECOGNITION

          The Company recognizes revenue when products are shipped and the customer takes ownership and assumes the risk of loss. Parts sales and repair services are approximately 15% of net sales. The Company recognizes revenue from repair services in the period in which the service is provided. Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability for expected warranty claims.

     (I)  WARRANTIES AND SERVICE

          The Company typically warrants its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at the Company's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of the Company's consolidated sales for 2006 and 2005.

          Warranty and service expense and reserves consisted of the following:

                                                          2006          2005
                                                       ----------    ----------
          Beginning balance of warranty reserve        $   56,147    $   66,147
          Payments made for warranty expense              (72,902)      (80,094)
          Increase in warranty reserve                    102,902        70,094
                                                       ----------    ----------
          Ending balance of warranty reserve           $   86,147    $   56,147
                                                       ==========    ==========


     (J)  EARNINGS PER SHARE

          Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive.

     (K)  STOCK-BASED COMPENSATION

          The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company issued no stock options during the years ending October 31, 2006 and 2005.

          The Company has adopted the disclosure only provisions of SFAS No.
          123. Since the Company has not issued any stock options and has not had any stock options vest during 2006 or 2005, reported net income is equal to proforma net income as determined under the provisions of SFAS No. 123.

          In December 2004, the FASB issued FASB Statement No. 123 (revised
          2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. The Company will adopt this statement on November 1, 2006. Because all of the outstanding options of the Company are vested, this Statement is not expected to have an impact upon adoption.

     (L)  BUSINESS REPORTING SEGMENTS

          Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on separate segments is omitted because, apart from the principal business of manufacturing baling machines, the Company has no other reportable segments.

     (M)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, revolving promissory note, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities. The carrying amount of deferred compensation approximates fair value. Management estimates fair value based on current rates available to the Company for loans with similar maturities.

     (N)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return based on whether it is more likely than not that certain return positions will be sustained upon examination by taxing authorities. Implementation of FIN No. 48 is required for fiscal years beginning after December 15, 2006. Although management's evaluation of FIN No. 48 has not been completed, management believes that the implementation of FIN No. 48 will not have an effect on the financial position of the Company.

          In September 2006, the SEC Staff issued Staff Accounting Bulletin 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"), which expresses the staff's views regarding the process of quantifying financial statement misstatements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Provisions of the SAB are applicable for years ending after November 15, 2006. Although management's evaluation of SAB 108 has not been completed, management believes that the implementation of SAB 108 will not have an impact to the Company.


(3)  RELATED PARTY LOAN AND NOTES RECEIVABLE

     Prior to 1997, the general counsel purchased shares of the Company stock with funds borrowed from the Company. During 1997, the general counsel and his law firm authorized the Company to offset accrued legal fees against the note receivable from the general counsel at such time as the board of directors shall determine. Accordingly, notes receivable from the general counsel, net of accrued legal fees of $388,340 were presented as a reduction of stockholders' equity at October 31, 2004. In June 2005, the general counsel exchanged 582,454 shares of the Company's common stock as partial payment on the note due to the Company. The Company recorded a reserve for the net amount due to the Company, $126,236. This amount is shown as other expense on the 2005 consolidated statement of operations.

     The Company has a note receivable from the former president and director totaling $77,173 and $87,057 at October 31, 2006 and 2005, respectively. Interest accrued at the rate of 6% per annum.

     The Company has a deferred compensation agreement with the former president and director of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $342,233, payable over the next seven years. A portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

     The consolidated statements of operations includes interest income on officer and director notes receivable of $4,955 and $20,487 for 2006 and 2005, respectively.

(4)  INVENTORIES

     Inventories consisted of the following:
                                                          2006           2005
                                                       ----------     ----------
     Raw Materials                                     $  638,488     $  681,607
     Work in Process                                      562,106        476,376
     Finished Products                                    107,566        273,038
                                                       ----------     ----------
                                                       $1,308,160     $1,431,021
                                                       ==========     ==========

(5)  PROPERTY, PLANT, AND EQUIPMENT

     The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

                                                          2006           2005
                                                       ----------     ----------
     Land                                              $   82,304     $   82,304
     Building and Improvements                            806,000        798,050
     Machinery and Equipment                              981,682        906,728
     Vehicles                                              95,327         95,327
     Construction in Progress                             217,694             --
                                                       ----------     ----------
                                                        2,183,007      1,882,409
     Less accumulated depreciation                      1,442,545      1,414,416
                                                       ----------     ----------
                                                       $  740,462     $  467,993
                                                       ==========     ==========


     Depreciation expense was $28,129 and $25,637 in 2006 and 2005, respectively.

(6)  DEBT

     In March 2005, the Company entered into a $500,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville which allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years expiring in March 2010. The line of credit had an outstanding balance of $4,737 at October 31, 2006 and 2005 and the unused line of credit was $495,263 at October 31, 2006. At October 31, 2006, the Company had one letter of credit totalling $67,745 issued for warranty guarantees, which are secured by short-term investments.

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

     In March, 2005, a legal action was filed against the Company and two other defendants stemming from the sale of a baling system, which has not met the plaintiff's expectations. The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The Plaintiffs seek damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company filed a motion with the court asking that the court dismiss as a matter of law all claims against the Company, with the exception of the breach of express warranty and the Company was successful with respect to this motion. In February 2006, the court granted the Company's motion for Summary Judgement related to the breach of express warranty and dismissed the Company from the lawsuit. The plaintiff has appealed the Judgement of Dismissal. An estimate of the potential range of loss cannot be made and final resolution of this legal action is estimated to be as long as 18 months to two years. The Company intends to vigorously defend the action; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

(8)  INCOME TAXES

     The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company's actual income taxes are as follows:

                                                          2006          2005
                                                       ----------    ----------
     Expected federal income tax expenses at
        Statutory rate                                 $  139,000    $   35,000
     State income tax expense, net federal income
        Tax effect                                         15,000         4,000
     Other - meals and entertainment                        2,000         4,000
     Change in valuation allowance                       (156,000)      (43,000)
                                                       ----------    ----------
                         Income taxes                  $       --    $       --
                                                       ==========    ==========


     The Company files consolidated federal and state income tax returns with its subsidiary. The net change in the total valuation allowance for the years ended October 31, 2006 and 2005 was $(156,000) and $(43,000),
     respectively. Realization of net deferred tax assets is dependent on generating sufficient taxable income in the future. Based on current and anticipated future economic conditions, management cannot ascertain when it will become more likely than not that any portion of the net deferred tax asset will be realized.

     The significant components of the net deferred income taxes at October 31, 2006 and 2005 are as follows:

                                                          2006          2005
                                                       ----------    ----------
     Reserves and allowances                           $  351,000    $  348,000
     Property, plant, and equipment                        44,000        49,000
     General business credit carryforwards                 35,000        35,000
     Net operating loss carryforwards                     972,000     1,126,000
                                                       ----------    ----------
                                                        1,402,000     1,558,000
     Less valuation allowance                           1,402,000     1,558,000
                                                       ----------    ----------
          Net deferred income taxes                    $       --    $       --
                                                       ==========    ==========


     Net federal operating loss carryforwards for income tax purposes are approximately $2,583,000 and expire in years 2013 through 2025. The Company has an alternative minimum tax credit carryforward of approximately $35,000.

(9)  STOCK OPTIONS

     In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of October 31, 2006, the Company has no options outstanding under previously authorized plans. The outstanding stock options at October 31, 2006 have a remaining contractual term of 6 years.

(10) EMPLOYEES' BENEFIT PLAN

     The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan in 2006 or 2005.

(11) EXPORT SALES

     Export sales were approximately 21% and 23% for the years ended October 31, 2006 and 2005, respectively. The principal international markets served by the Company, include Canada, China, United Kingdom, India, Korea, Japan, Russia, and Brazil. In 2005, the Company had a percentage of total net sales of over 13% to China. In 2006, no single customer accounted for 10% or more of the Company's sales. One customer, located in China, accounted for over 10% of the Company's net sales in 2005.