Form 10QSB
period 2007-01-31
WASTE TECHNOLOGY CORP
filed 2007-03-09
CIK 781902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                _________________

                                   FORM 10-QSB
                                _________________


(Mark One)

    X       Quarterly report under Section 13 or 15(d) of the Securities
  -----     Exchange Act of 1934

            For the quarterly period ended January 31, 2007.

            Transition report under Section 13 or 15(d) of the Securities
  -----     Exchange Act of 1934

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


                                  (904)355-5558
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has
been subject to such filing requirements for the past 90 days. Yes  X    No
                                                                   ---      ---

     Indicate by check mark whether the registrant is a shell company (as
defined in rule 12b-2 of the Exchange Act).  Yes      No  X
                                                ---      ---

     At February 28, 2007, Issuer had outstanding 4,933,895 shares of its Common Stock.

     Transitional small business disclosure format check one:   Yes      No  X
                                                                   ---      ---

================================================================================

                          WASTE TECHNOLOGY CORPORATION
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION.................................................3

         ITEM 1.    FINANCIAL STATEMENTS

         o    Consolidated Condensed Balance Sheets as of
              January 31, 2007, and October 31, 2006...........................3

         o    Consolidated Condensed Statements of Operations
              for the three months ended January 31, 2007, and
              January 31, 2006.................................................4

         o    Consolidated Condensed Statements of Changes in
              Stockholders' Equity for the period from October
              31, 2006 to January 31, 2007.....................................5

         o    Consolidated Condensed Statements of Cash Flows
              for the three months ended January 31, 2007, and
              January 31, 2006.................................................6

         o    Notes to Consolidated Condensed Financial
              Statements.......................................................7


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                    PLAN OF OPERATIONS........................................10


         ITEM 3.    CONTROLS AND PROCEDURES...................................11



PART II. OTHER INFORMATION....................................................12

         ITEM 1.    LEGAL PROCEEDINGS.........................................12


         ITEM 5.    OTHER INFORMATION.........................................13


         ITEM 6.    EXHIBITS..................................................13



SIGNATURES....................................................................14

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                              JANUARY 31,     OCTOBER 31,
                                                                 2007            2006
                                                             ------------    ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                  $    278,307    $    341,250
  Short-term Investments                                           67,745          67,745
  Accounts receivable, net of allowance for doubtful
      accounts of $30,000 in 2007 and 2006, respectively          839,636       1,102,314
  Inventories                                                   1,943,160       1,308,160
  Prepaid expense and other current assets                         59,454          61,969
                                                             ------------    ------------
      Total current assets                                      3,188,302       2,881,438

Property, plant and equipment, at cost:                         2,229,145       2,183,007
  Less:  accumulated depreciation                               1,479,145       1,442,545
                                                             ------------    ------------
      Net property, plant and equipment                           750,000         740,462

Other assets:
  Other assets                                                     17,470          18,624
  Due from former Director                                         59,712          62,335
                                                             ------------    ------------
      Total other assets                                           77,182          80,959

TOTAL ASSETS                                                 $  4,015,484    $  3,702,859
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                  $    454,737    $      4,737
  Accounts payable                                                663,717         621,192
  Accrued liabilities                                             406,458         432,540
  Accrued payroll and commissions                                 143,107         216,373
  Current portion of deferred compensation                         67,000          67,000
  Customer deposits                                               247,394         281,273
                                                             ------------    ------------
      Total current liabilities                                 1,982,413       1,623,115

Deferred compensation, net of current portion                     264,240         275,233
                                                             ------------    ------------
      Total liabilities                                         2,246,653       1,898,348

Stockholders' equity:
  Preferred stock, par value $.0001, 10,000,000 shares
      authorized, none issued                                          --              --
  Common stock, par value $.01, 25,000,000 shares
      authorized; 6,179,875 shares issued in 2007 and 2006         61,799          61,799
  Additional paid-in capital                                    6,347,187       6,347,187
  Accumulated deficit                                          (3,958,745)     (3,923,065)
                                                             ------------    ------------
                                                                2,450,241       2,485,921

  Less: Treasury stock, 1,245,980 shares in 2007 and
        2006, at cost                                            (681,410)       (681,410)
                                                             ------------    ------------

        Total stockholders' equity                              1,768,831       1,804,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  4,015,484    $  3,702,859
                                                             ============    ============

See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                              JANUARY 31,     JANUARY 31,
Three months ended:                                              2007            2006
                                                             ------------    ------------
Net Sales                                                    $  1,806,663    $  1,995,123
Cost of Sales                                                   1,532,859       1,652,509
                                                             ------------    ------------

Gross Profit                                                      273,804         342,614


Operating Expense:
      Selling Expense                                             124,554         135,032
      Administrative Expense                                      187,369         173,346
                                                             ------------    ------------
Total Operating Expense                                           311,923         308,378

Operating Income                                                  (38,119)         34,236

Other Income (Expense):
      Interest Income                                               3,278           2,687
      Interest Expense                                             (3,929)         (1,152)
      Other Income                                                  3,090           3,456
                                                             ------------    ------------
Total Other Income (Expense)                                        2,439           4,991


Income Before Income Taxes                                        (35,680)         39,227

Income Taxes                                                           --              --
                                                             ------------    ------------

Net Income                                                   $    (35,680)   $     39,227
                                                             ============    ============


Basic income per share                                       $      (0.01)   $       0.01
Diluted income per share                                            (0.01)           0.01

Weighted average number of shares outstanding - Basic           4,933,895       4,933,895
                                              - Diluted         4,933,895       5,033,895


See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2007
                                    UNAUDITED




                                    COMMON STOCK                                              TREASURY STOCK
                            ---------------------------                                 ---------------------------
                               NUMBER                      ADDITIONAL                      NUMBER                        TOTAL
                              OF SHARES        PAR           PAID-IN      ACCUMULATED        OF                       STOCKHOLDERS'
                               ISSUED         VALUE          CAPITAL        DEFICIT        SHARES          COST          EQUITY
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at October 31, 2006    6,179,875         61,799      6,347,187     (3,923,065)     1,245,980       (681,410)     1,804,511


  Net Income                         -0-            -0-            -0-        (35,680)           -0-            -0-        (35,680)
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at January 31, 2007    6,179,875   $     61,799   $  6,347,187   $ (3,958,745)     1,245,980   $   (681,410)  $  1,768,831
                            ============   ============   ============   ============   ============   ============   ============










See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                              JANUARY 31,     JANUARY 31,
For the Three Months Ended                                       2007            2006
                                                             ------------    ------------
Cash flow from operating activities:
  Net income                                                 $    (35,680)   $     39,227
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                 37,754           8,653
     Changes in operating assets and liabilities:
        Accounts receivable                                       262,678         (93,688)
        Inventories                                              (635,000)        183,000
        Prepaid expenses and other current assets                   2,515          (3,454)
        Accounts payable                                           42,525        (121,731)
        Accrued liabilities and deferred compensation            (110,341)        (76,124)
        Customer deposits                                         (33,879)       (134,023)
                                                             ------------    ------------
          Net cash used in operating activities                  (469,428)       (198,140)

Cash flows from investing activities:
  Proceeds from notes receivable from former Director               2,623           2,471
  Purchase of property and equipment                              (46,138)             --
                                                             ------------    ------------
          Net cash (used in) provided by investing activities     (43,515)          2,471

Cash flows from financing activities:
  Net drawings from revolving promissory note                     450,000              --


Net (decrease) in cash and cash equivalents                       (62,943)       (195,669)

Cash and cash equivalents at beginning of year                    341,250         574,520
                                                             ------------    ------------

Cash and cash equivalents at end of year                     $    278,307    $    378,851
                                                             ============    ============


Supplemental schedule of disclosure of cash flow information:
Cash paid during year for:
  Interest                                                   $      3,929    $      1,152
  Income taxes                                                         --              --



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


2.  BASIS OF PRESENTATION:

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. The accompanying consolidated condensed balance sheet as of October 31, 2006 was derived from the audited consolidated financial statements as of October 31, 2006.

    For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended October 31, 2006, and the Management Discussion and Analysis or Plan of Operations included in this Form 10-QSB.


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

    (d)Warranties and Service

    Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability in excess of six months expected warranty claims.

4.  RELATED PARTY TRANSACTIONS:

    The Company has a note receivable from the former president totaling $74,550 and $77,173 at January 31, 2007 and October 31, 2006, respectively. Interest accrues at the rate of 6% per annum.

    The Company has an agreement with the former president of the Company for deferred compensation payments. The Company will make payments with a present value of $331,240, payable over the next six years, a portion of the payments will be used to repay the outstanding note receivable discussed above.

5.  INVENTORIES

    Inventories consisted of the following:

                            January 31, 2007           October 31, 2006
                              ------------               ------------
    Raw Materials             $    647,934               $    638,488
    Work in process              1,073,238                    562,106
    Finished Goods                 221,988                    107,566
                              ------------               ------------
                              $  1,943,160               $  1,308,160
                              ============               ============

6.  DEBT

    In March 2005, the Company entered into a $500,000 line of credit agreement with a bank which allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years expiring in March 2010. The line of credit had an outstanding balance of $454,737 at January 31, 2007 and the unused line of credit was $45,263 at that date. At January 31, 2007, the Company had a letter of credit totalling $67,745 issued for warranty guarantees, which is secured by a short-term investment.

7.  INCOME TAXES

    As of January 31, 2007, the Company's anticipated annual effective tax rate is zero as it has a full valuation allowance against its deferred tax assets. As of January 31, 2007, the Company has approximately $2,618,000 of net operating loss carry-forwards for tax purposes, which expire in years 2013 through 2025.


8.  STOCK-BASED COMPENSATION

    Prior to fiscal 2006, the Company applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for stock options granted under the stock option plan. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company's employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of income prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company's stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

    Effective November 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of January 31, 2007, the Company has no options outstanding under previously authorized plans. The outstanding stock options at January 31, 2007 have a remaining contractual term of 6 years. As all options are fully vested, there is no impact to net income for the three months ended January 31, 2007.

    Statement 123(R)also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. There were no stock options exercised during the three months ended January 31, 2007.

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

    Except as described hereafter, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company which would have a result materially adverse to the Company. To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficially owned interest of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding. East County Recycling, Inc. v PCI Waste and Recycling Systems, International Baler Corp. Recycling Equipment Manufacturing Corp. Case No. 0503-02879, Circuit Court of the State of Oregon was filed on March 21, 2005 against the Company and two other defendants stemming from the sale of a baling system. The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The plaintiff seeks damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company filed a motion to dismiss, as a matter of law, all claims against the Company, with the exception of the plaintiff's claim for breach of express warranty and the Company was successful with respect to this motion. Thereafter, in February 2006, the court granted the Company's motion for Summary Judgement as to the plaintiff's breach of express warranty claim and dismissed the Company from the lawsuit. The plaintiff has appealed the Judgement of Dismissal. The final resolution of the appeal is estimated to be as long as 18 months to two years. The Company intends to vigorously oppose the plaintiff's appeal. Although the Company believes the lower court's dismissal will be sustained on appeal, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations: Three Month Comparison

In the first quarter ending January 31, 2007, the Company had net sales of $1,806,663 as compared to net sales of $1,995,123 in the first quarter of fiscal 2006, a decrease of 9.4%. The lower sales were the result of market conditions from October 2006 and thru January 2007 as new orders for new balers slowed substantially.

The Company had a net loss of $35,680 in the first quarter of fiscal 2007 as compared to net income of $39,227 in the first quarter of fiscal 2006. The lower net income was the result of the lower shipments in the first quarter than in the prior year first quarter. Gross profit margins were slightly lower in the current year first quarter due to the lower shipments which resulted in lower absorption of fixed overhead. Selling and administrative expenses were slightly higher, $3,545, in the current year first quarter.

The Company has a higher backlog at January 31 over the prior year first quarter end. The sales order backlog was approximately $2,891,000 at January 31, 2007 as compared to $1,970,000 at January 31, 2006.

Financial Condition:

Net working capital at January 31, 2007 was $1,205,889 as compared to $1,258,323 at October 31, 2006. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

In March 2005, the Company entered into a $500,000 line of credit agreement with a bank which allows the Company to borrow against the Company's assets. The line of credit bears interest at the prime rate plus two percent (2%) and is for a term of five years to March 2010. The line of credit had an outstanding balance of $454,737 at January 31, 2007 and the unused line of credit was $45,263 at that date. Subsequent to January 31, 2007, First Guaranty Bank has agreed to increase the revolving promissory note from $500,000 capacity to $1,000,000 at 1/2% above the prime rate. Also, in February 2007 the Company entered into a five-year term loan agreement with First Guaranty Bank for $202,722 at 8.5% interest.

The Company anticipates additions to its manufacturing equipment of approximately $75,000 in the current fiscal year of which $46,138 has been incurred through January 31, 2007. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income from continuing operations.

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


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

East County Recycling, Inc. v PCI Waste and Recycling Systems, International Baler Corp. Recycling Equipment Manufacturing Corp. Case No. 0503-02879, Circuit Court of the State of Oregon was filed on March 21, 2005 against the Company and two other defendants stemming from the sale of a baling system. The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The plaintiffs seek damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company filed a motion to dismiss, as a matter of law, all claims against the Company, with the exception of the plaintiff's claim for breach of express warranty and the Company was successful with respect to this motion. Thereafter, in February 2006, the court granted the Company's motion for Summary Judgement as to the plaintiff's breach of express warranty claim and dismissed the Company from the lawsuit. The plaintiff has appealed the Judgement of Dismissal. The final resolution of the appeal is estimated to be as long as 18 months to two years. The Company intends to vigorously oppose the plaintiff's appeal. Although the Company believes the lower court's dismissal will be sustained on appeal, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS

The following exhibits are submitted herewith:

Exhibit 31 Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32 Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Dated:  March 9, 2007



                                WASTE TECHNOLOGY CORPORATION



                               BY: /s/ William E. Nielsen
                                   -------------------------------
                                   William E. Nielsen
                                   President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)


                               BY: /s/ David B. Wilhelmy
                                   -------------------------------
                                   David B. Wilhelmy
                                   Secretary