Form 10QSB
period 2007-04-30
WASTE TECHNOLOGY CORP
filed 2007-06-08
CIK 781902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)
     X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended April 30, 2007.

            Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _____________ to _____________

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has
been subject to such filing requirements for the past 90 days.  Yes X    No
                                                                   ---     ---

     Indicate by check mark whether the registrant is a shell company (as
defined in rule 12b-2 of the Exchange Act).  Yes       No X
                                                ---      ---

     At May 31, 2007, Issuer had outstanding 4,933,895 shares of its Common
Stock.

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

================================================================================

                          WASTE TECHNOLOGY CORPORATION
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION.................................................3

         ITEM 1.        FINANCIAL STATEMENTS

         o    Consolidated Condensed Balance Sheets as of April 30, 2007,
              and October 31, 2006.............................................3

         o    Consolidated Condensed Statements of Operations for the
              three months ended April 30, 2007, and April 30, 2006............4

         o    Consolidated Condensed Statements of Operations for the
              six months ended April 30, 2007, and April 30, 2006..............5

         o    Consolidated Condensed Statements of Changes in
              Stockholders' Equity for the period from October 31, 2006
              to April 30, 2007................................................6

         o    Consolidated Condensed Statements of Cash Flows for the
              three months ended April 30, 2007, and April 30, 2006............7

         o    Consolidated Condensed Statements of Cash Flows for the
              six months ended April 30, 2007, and April 30, 2006..............8

         o    Notes to Consolidated Condensed Financial Statements.............9


         ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                        PLAN OF OPERATIONS....................................12


         ITEM 3.        CONTROLS AND PROCEDURES...............................15




PART II. OTHER INFORMATION....................................................16

         ITEM 1.        LEGAL PROCEEDINGS.....................................16


         ITEM 5.        OTHER INFORMATION.....................................16


         ITEM 6.        EXHIBITS..............................................17




SIGNATURES....................................................................18

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED



                                                            APRIL 30,       OCTOBER 31,
                                                               2007            2006
                                                           ------------    ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                $    422,274    $    341,250
  Short-term Investments                                             --          67,745
  Accounts receivable, net of allowance for doubtful
      accounts of $30,000 in 2007 and 2006, respectively        451,648       1,102,314
  Inventories                                                 2,591,160       1,308,160
  Prepaid expense and other current assets                       26,211          61,969
                                                           ------------    ------------
          Total current assets                                3,491,293       2,881,438

Property, plant and equipment, at cost:                       2,272,499       2,183,007
  Less:  accumulated depreciation                             1,503,745       1,442,545
                                                           ------------    ------------
          Net property, plant and equipment                     768,754         740,462

Other assets:
  Other assets                                                   29,349          18,624
  Due from former Director                                       57,089          62,335
                                                           ------------    ------------
          Total other assets                                     86,438          80,959

TOTAL ASSETS                                               $  4,346,485    $  3,702,859
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                $    215,654    $      4,737
  Current maturities of long term debt                           31,172              --
  Accounts payable                                              668,543         621,192
  Accrued liabilities                                           442,069         432,540
  Accrued payroll and commissions                                92,760         216,373
  Current portion of deferred compensation                       67,000          67,000
  Customer deposits                                             720,183         281,273
                                                           ------------    ------------
          Total current liabilities                           2,237,381       1,623,115

Long term debt                                                  166,122              --
Deferred compensation, net of current portion                   253,248         275,233
                                                           ------------    ------------
          Total liabilities                                   2,656,751       1,898,348

Stockholders' equity:
  Preferred stock, par value $.0001,
      10,000,000 shares authorized, none issued                      --              --
  Common stock, par value $.01,
      25,000,000 shares authorized;                           6,179,875
      shares issued in 2007 and 2006                             61,799          61,799
  Additional paid-in capital                                  6,347,187       6,347,187
  Accumulated deficit                                        (4,037,842)     (3,923,065)
                                                           ------------    ------------
                                                              2,371,144       2,485,921

Less: Treasury stock, 1,245,980 shares
      in 2007 and 2006, at cost                                (681,410)       (681,410)
                                                           ------------    ------------

          Total stockholders' equity                          1,689,734       1,804,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  4,346,485    $  3,702,859
                                                           ============    ============

See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


Three months ended:                                       APRIL 30, 2007  APRIL 30, 2006
                                                           ------------    ------------
Net Sales                                                  $  1,521,022    $  1,692,488
Cost of Sales                                                 1,276,198       1,424,773
                                                           ------------    ------------

Gross Profit                                                    244,824         267,715


Operating Expense:
      Selling Expense                                           140,761         132,717
      Administrative Expense                                    172,407         170,865
                                                           ------------    ------------
Total Operating Expense                                         313,168         303,582

Operating Income                                                (68,344)        (35,867)

Other Income (Expense):
      Interest Income                                             2,242           4,117
      Interest Expense                                          (14,675)         (1,155)
      Other Income                                                1,680           4,734
                                                           ------------    ------------
Total Other Income (Expense)                                    (10,753)          7,696


Income Before Income Taxes                                      (79,097)        (28,171)

Income Taxes                                                         --              --
                                                           ------------    ------------

Net Income                                                 $    (79,097)   $    (28,171)
                                                           ============    ============


Basic income per share                                     $      (0.02)   $      (0.01)
Diluted income per share                                          (0.02)          (0.01)

Weighted average number of shares outstanding - Basic         4,933,895       4,933,895
                                              - Diluted       4,933,895       4,933,895

See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


Six months ended:                                         APRIL 30, 2007  APRIL 30, 2006
                                                           ------------    ------------
Net Sales                                                  $  3,327,685    $  3,687,611
Cost of Sales                                                 2,809,057       3,077,282
                                                           ------------    ------------

Gross Profit                                                    518,628         610,329


Operating Expense:
      Selling Expense                                           265,315         267,749
      Administrative Expense                                    359,776         344,211
                                                           ------------    ------------
Total Operating Expense                                         625,091         611,960

Operating Income                                               (106,463)         (1,631)

Other Income (Expense):
      Interest Income                                             5,520           6,804
      Interest Expense                                          (18,604)         (2,307)
      Other Income                                                4,770           8,190
                                                           ------------    ------------
Total Other Income (Expense)                                     (8,314)         12,687


Income Before Income Taxes                                     (114,777)         11,056

Income Taxes                                                         --              --
                                                           ------------    ------------


Net Income                                                 $   (114,777)   $     11,056
                                                           ============    ============


Basic income per share                                     $      (0.02)   $       0.00
Diluted income per share                                          (0.02)           0.00

Weighted average number of shares outstanding - Basic         4,933,895       4,933,895
                                              - Diluted       4,933,895       5,024,321



See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED APRIL 30, 2007
                                    UNAUDITED




                                      COMMON STOCK                                             TREASURY STOCK
                                -------------------------                                -------------------------
                                   NUMBER                   ADDITIONAL                     NUMBER                        TOTAL
                                 OF SHARES        PAR         PAID-IN     ACCUMULATED        OF                       STOCKHOLDERS'
                                   ISSUED        VALUE        CAPITAL       DEFICIT        SHARES         COST           EQUITY
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance at October 31, 2006       6,179,875        61,799     6,347,187    (3,923,065)     1,245,980      (681,410)     1,804,511

  Net Income                            -0-           -0-           -0-      (114,777)           -0-           -0-       (114,777)
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at January 31, 2007       6,179,875   $    61,799   $ 6,347,187   $(4,037,842)     1,245,980   $  (681,410)   $ 1,689,734
                                ===========   ===========   ===========   ===========    ===========   ===========    ===========








See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



For the Three Months Ended                                         APRIL 30, 2007    APRIL  30, 2006
                                                                    ------------      ------------
Cash flow from operating activities:
  Net income                                                        $    (79,097)     $    (28,171)
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                        26,359             8,654
     Changes in operating assets and liabilities:
       Accounts receivable                                               387,988            67,667
       Inventories                                                      (648,000)          168,000
       Prepaid expenses and other current assets                          33,243           (74,362)
       Accounts payable                                                    4,826           (37,570)
       Accrued liabilities and deferred compensation                     (25,728)          (59,060)
       Customer deposits                                                 472,789          (205,640)
                                                                    ------------      ------------
           Net cash (used in) provided by operating activities           172,380          (160,482)

Cash flows from investing activities:
  Proceeds from notes receivable from former Director                      2,623             2,471
  Purchase of property and equipment                                     (43,354)               --
  Proceeds from short-term and long-term Investments                      67,745            19,624
                                                                    ------------      ------------
           Net cash (used in) provided by investing activities            27,014            22,095

Cash flows from financing activities:
  Net repayments on revolving promissory note                           (239,083)               --
  Proceeds from long-term debt                                           197,294                --
  Debt issue costs                                                       (13,638)               --
                                                                    ------------      ------------
           Net cash (used in) provided by financing activities           (55,427)               --

Net (decrease) in cash and cash equivalents                              143,967          (138,387)

Cash and cash equivalents at beginning of period                         278,307           378,851
                                                                    ------------      ------------

Cash and cash equivalents at end of period                          $    422,274      $    240,464
                                                                    ============      ============

Supplemental schedule of disclosure of cash flow information:
Cash paid during year for:
  Interest                                                          $     12,675      $      1,152
  Income taxes                                                                --                --



See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



For the Six Months Ended                                           APRIL 30, 2007    APRIL 30, 2006
                                                                    ------------      ------------
Cash flow from operating activities:
  Net income                                                        $   (114,777)     $     11,056
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                        64,113            17,307
     Changes in operating assets and liabilities:
       Accounts receivable                                               650,666           (26,021)
       Inventories                                                    (1,283,000)          351,000
       Prepaid expenses and other current assets                          35,758           (77,816)
       Accounts payable                                                   47,351          (159,301)
       Accrued liabilities and deferred compensation                    (136,069)         (135,184)
       Customer deposits                                                 438,910          (339,663)
                                                                    ------------      ------------
           Net cash (used in) provided by operating activities          (297,048)         (358,622)

Cash flows from investing activities:
  Proceeds from notes receivable from former Director                      5,246             4,942
  Purchase of property and equipment                                     (89,492)               --
  Proceeds from short-term and long-term Investments                      67,745            19,624
                                                                    ------------      ------------
           Net cash (used in) provided by investing activities           (16,501)           24,566

Cash flows from financing activities:
  Net drawings from revolving promissory note                            210,917                --
  Proceeds from long-term debt                                           197,294                --
  Debt issue costs                                                       (13,638)               --
                                                                    ------------      ------------
           Net cash (used in) provided by financing activities           394,573                --

Net (decrease) in cash and cash equivalents                               81,024          (334,056)

Cash and cash equivalents at beginning of period                         341,250           574,520
                                                                    ------------      ------------

Cash and cash equivalents at end of period                          $    422,274      $    240,464
                                                                    ============      ============

Supplemental schedule of disclosure of cash flow information:
Cash paid during year for:
  Interest                                                          $     16,604      $      2,307
  Income taxes                                                                --                --



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

2.   Basis of Presentation:

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. The accompanying consolidated condensed balance sheet as of October 31, 2006 was derived from the audited consolidated financial statements as of October 31, 2006.

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

     (d) Warranties and Service

     Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability in excess of six months expected warranty claims.

4.   Related Party Transactions:

The Company has a note receivable from the former president and director totaling $71,927 and $77,173 at April 30, 2007 and October 31, 2006,
respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $320,248, payable over the next six years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

5.   Inventories

     Inventories consisted of the following:

                                  April 30, 2007            October 31, 2006
                                  --------------            ----------------
       Raw Materials                $  627,235                 $  638,488
       Work in process               1,615,135                    562,106
       Finished Goods                  348,790                    107,566
                                    ----------                 ----------
                                    $2,591,160                 $1,308,160
                                    ==========                 ==========

The increase in inventory from the end of fiscal 2006 to April 30, 2007 is due to the purchase of materials and components for a large order for five synthetic rubber baler systems which is scheduled to ship in the third quarter.

6.   Debt

In February 2007 the Company entered into a $200,000 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of principle and interest of $4,172. Collateral for this loan includes all assets of the Company.

In March 2007 the Company had its line of credit maximum with First Guaranty Bank increased from $500,000 to $1,000,000. The interest rate on the line of credit was adjusted to 1/2% over the prime rate. The line of credit expires in March 2010. The line of credit had an outstanding balance of $215,654 at April 30, 2007 and the unused line of credit was $784,346 at that date.

7.   Income Taxes

As of April 30, 2007, the Company's anticipated annual effective tax rate is zero as it has a full valuation allowance against its deferred tax assets. As of April 30, 2007, the Company has approximately $2,697,000 of net operating loss carry-forwards for tax purposes, which expire in years 2013 through 2025.

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

Effective November 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of January 31, 2007, the Company has no options outstanding under previously authorized plans. The outstanding stock options at April 30, 2007 have a remaining contractual term of 6 years. As all options are fully vested, there is no impact to net income for the three months and six months ended April 30, 2007.

Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. There were no stock options exercised during the six months ended April 30, 2007.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations: Three Month Comparison

In the second quarter ending April 30, 2007, the Company had net sales of $1,521,022 as compared to net sales of $1,692,488 in the second quarter of fiscal 2006, a decrease of 10.1%. The lower sales were the result of market conditions from October 2006 and thru January 2007 as new orders for new balers slowed substantially. In February, March, and April new orders increased significantly.

The Company had a net loss of $79,097 in the second quarter of fiscal 2007 as compared to a net loss of $28,171 in the second quarter of fiscal 2006. The lower net income was the result of the lower shipments in the second quarter than in the prior year second quarter. Gross profit margins were slightly lower in the current year second quarter due to the lower shipments which resulted in lower absorption of fixed overhead. Selling and administrative expenses were consistent in the current year second quarter with the prior year second quarter.

Results of Operations: Six Month Comparison

The Company has net sales of $3,327,685 in the first six months of fiscal 2007 as compared to net sales of $3,687,611 in the same period of fiscal 2006, a decrease of 9.8%. The lower sales were the result of the same factors which affected the second quarter results, poor market conditions for orders received in October 2006 through January 2007. The time for the Company's products to ship after an order is received is typically six weeks to six months from the order date.

The Company had a net loss in the first six months of fiscal 2007 of $114,777 as compared to net income of $11,056 in the first six months of fiscal 2006. Gross profit margins were one percentage point lower in the first six months of 2007 versus 2006 due to the lower shipments and lower absorption of fixed overhead. Selling and administrative expenses were consistent in the first half of fiscal 2007 with the prior year first half.

Although no assurances can be given, the Company believes that it will exceed the net income of the prior fiscal year in the third quarter and for the first nine months ending July 31, 2007. The order backlog was approximately $3,800,000 at April 30, 2007 as compared to $2,190,000 at April 30, 2006.

Financial Condition:

Net working capital at April 30, 2007 was $1,253,912 as compared to $1,258,323 at October 31, 2006. The increase in inventory from $1,308,160 at October 31, 2006 to $2,591,160 at April 30, 2007 was due to the purchase of materials and components for a large order for five synthetic rubber baler systems which are scheduled to ship in the third quarter. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

In February 2007 the Company entered in to a $200,000 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of $4,172. Collateral for this loan includes all assets of the Company.

In March 2007 the Company had its line of credit maximum with First Guaranty Bank increased from $500,000 to $1,000,000. The interest rate on the line of credit was adjusted to 1/2% over the prime rate. The line of credit expires in March 2010.

The Company anticipates additions to its manufacturing equipment and buildings of approximately $115,000 in the current fiscal year of which $89,492 has been incurred through April 30, 2007. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income from continuing operations.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates as a result of its financing activities, including its borrowings on the revolving line of credit facility.

New Accounting Pronouncements Issued But Not Yet Adopted

In June 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is the measurement of any tax positions that meet the more-likely-than-not recognition threshold to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, which for us will be November 1, 2007. We are currently evaluating the impact that FIN 48 may have on our statements of operations and statement of financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"), which requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 requires that the registrant quantify the current year misstatement using both the iron curtain approach and the rollover approach to determine whether current-year financial statements need to be adjusted. SAB 108 allows registrants to record the effects of adopting SAB 108 as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006, which for us will be our fiscal year ending October 31, 2007. We are currently evaluating the impact, if any, SAB 108 will have on our statements of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("FASB No. 157") which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. FASB No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007, which for us will be our fiscal year beginning November 1, 2008. We are currently evaluating the impact that FASB No. 157 may have on our statements of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("FASB No. 159"), which allows entities to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FASB No. 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. FASB No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, which for us will be our fiscal year beginning November 1, 2008. We are currently evaluating the impact that FASB No. 159 may have on our statements of operations and financial position.


ITEM 3.CONTROLS AND PROCEDURES

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of the management, including the Company's Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

Dated: June 8, 2007


                              WASTE TECHNOLOGY CORPORATION



                              BY:  /s/William E. Nielsen
                                   ------------------------------
                                   William E. Nielsen
                                   President and CEO and Chief Financial Officer (Principal Financial and Accounting Officer)



                              BY:  /s/David B. Wilhelmy
                                   ------------------------------
                                   David B. Wilhelmy
                                   Secretary