Form 10QSB
period 2007-07-31
WASTE TECHNOLOGY CORP
filed 2007-09-12
CIK 781902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

  (Mark One)

     [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2007.

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

               5400 Rio Grande Avenue, Jacksonville, Florida 32254
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

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

     At August 31, 2007, Issuer had outstanding 4,933,895 shares of its Common Stock.

     Transitional small business disclosure format check one: Yes [ ] No [X]
================================================================================

                  WASTE TECHNOLOGY CORPORATIONTABLE OF CONTENTS
                                                                            PAGE

PART I. FINANCIAL INFORMATION.................................................3

     ITEM 1. FINANCIAL STATEMENTS

     Consolidated Condensed Balance Sheets as of July 31, 2007,
     and October 31, 2006.....................................................3

     Consolidated Condensed Statements of Operations for the
     three months ended July 31, 2007, and July 31, 2006......................4

     Consolidated Condensed Statements of Operations for the
     nine months ended July 31, 2007, and July 31, 2006.......................5

     Consolidated Condensed Statements of Changes in Stockholders'
     Equity for the period from October 31, 2006 to July 31, 2007.............6

     Consolidated Condensed Statements of Cash Flows for the
     three months ended July 31, 2007, and July 31, 2006......................7

     Consolidated Condensed Statements of Cash Flows for the
     nine months ended July 31, 2007, and July 31, 2006.......................8

     Notes to Consolidated Condensed Financial Statements.....................9

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS......12

     ITEM 3. CONTROLS AND PROCEDURES.........................................15

PART II. OTHER INFORMATION...................................................16

     ITEM 1. LEGAL PROCEEDINGS...............................................16

     ITEM 5. OTHER INFORMATION...............................................17

     ITEM 6. EXHIBITS........................................................17

SIGNATURES...................................................................18

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                                  July 31, 2007    October 31, 2006
                                                                  -------------    ----------------
ASSETS

Current Assets:
  Cash and cash equivalents                                        $     95,855      $    341,250
  Short-term Investments                                                   --              67,745
  Accounts receivable, net of allowance for
     doubtful accounts of $40,000 and $30,000
     in 2007 and 2006, respectively                                   2,406,702         1,102,314
  Inventories                                                         2,186,160         1,308,160
  Prepaid expense and other current assets                               44,700            61,969
                                                                   ------------      ------------
          Total current assets                                        4,733,417         2,881,438

Property, plant and equipment, at cost:                               2,277,768         2,183,007
  Less: accumulated depreciation                                      1,528,345         1,442,545
                                                                   ------------      ------------
          Net property, plant and equipment                             749,423           740,462

Other assets:
   Long-term Investments                                                224,100              --
  Other assets                                                           27,059            18,624
  Due from former Director                                               54,466            62,335
                                                                   ------------      ------------
          Total other assets                                            305,625            80,959

TOTAL ASSETS                                                       $  5,788,465      $  3,702,859
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                        $    565,654      $      4,737
  Current maturities of long term debt                                   35,123              --
  Accounts payable                                                      696,517           621,192
  Accrued liabilities                                                   476,754           432,540
  Accrued payroll and commissions                                       415,646           216,373
  Current portion of deferred compensation                               67,000            67,000
  Customer deposits                                                   1,085,647           281,273
                                                                   ------------      ------------
          Total current liabilities                                   3,342,341         1,623,115

Long term debt                                                          153,853              --
Deferred compensation, net of current portion                           242,255           275,233
                                                                   ------------      ------------
          Total liabilities                                           3,738,449         1,898,348

Stockholders' equity:
  Preferred stock, par value $.0001,
        10,000,000 shares authorized, none issued                          --                --
  Common stock, par value $.01,
        25,000,000 shares authorized; 6,179,875
        shares issued in 2007 and 2006                                   61,799            61,799
  Additional paid-in capital                                          6,347,187         6,347,187
  Accumulated deficit                                                (3,677,560)       (3,923,065)
                                                                   ------------      ------------
                                                                      2,731,426         2,485,921

   Less: Treasury stock, 1,245,980 shares in 2007
           and 2006, at cost                                           (681,410)         (681,410)
                                                                   ------------      ------------

          Total stockholders' equity                                  2,050,016         1,804,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,788,465      $  3,702,859
                                                                   ============      ============

See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Three months ended:                                               July 31, 2007     July 31, 2006
                                                                  -------------     -------------
Net Sales                                                          $  3,366,105      $  1,699,566
Cost of Sales                                                         2,671,280         1,354,060
                                                                   ------------      ------------
Gross Profit                                                            694,825           345,506

Operating Expense:
     Selling Expense                                                    132,167           116,327
     Administrative Expense                                             189,745           179,580
                                                                   ------------      ------------
Total Operating Expense                                                 321,912           295,907

Operating Income                                                        372,913            49,599

Other Income (Expense):
     Interest Income                                                      2,347             2,381
     Interest Expense                                                   (18,176)           (1,153)
     Other Income                                                         3,198             3,387
                                                                   ------------      ------------
Total Other Income (Expense)                                            (12,631)            4,615

Income Before Income Taxes                                              360,282            54,214

Income Taxes                                                               --                --
                                                                   ------------      ------------
Net Income                                                         $    360,282      $     54,214
                                                                   ============      ============

Basic income per share                                             $       0.07      $       0.01
Diluted income per share                                                   0.07              0.01

Weighted average number of shares outstanding - Basic                 4,933,895         4,933,895
                                              - Diluted               5,086,493         5,027,645

See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Nine months ended:                                                 July 31, 2007    July 31, 2006
                                                                   -------------    -------------
Net Sales                                                          $  6,693,790      $  5,387,177
Cost of Sales                                                         5,480,337         4,431,342
                                                                   ------------      ------------
Gross Profit                                                          1,213,453           955,835

Operating Expense:
     Selling Expense                                                    397,482           384,076
     Administrative Expense                                             549,521           523,791
                                                                   ------------      ------------
Total Operating Expense                                                 947,003           907,867

Operating Income                                                        266,450            47,968

Other Income (Expense):
     Interest Income                                                      7,867             9,185
     Interest Expense                                                   (36,780)           (3,460)
     Other Income                                                         7,968            11,577
                                                                   ------------      ------------
Total Other Income (Expense)                                            (20,945)           17,302

Income Before Income Taxes                                              245,505            65,270

Income Taxes                                                               --                --
                                                                   ------------      ------------
Net Income                                                         $    245,505      $     65,270
                                                                   ============      ============

Basic income per share                                             $       0.05      $       0.01
Diluted income per share                                                   0.05              0.01

Weighted average number of shares outstanding - Basic                 4,933,895         4,933,895
                                              - Diluted               5,088,958         5,024,321

See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JULY 31, 2007
                                    UNAUDITED

                                     Common Stock                                          Treasury Stock
                                ----------------------                                 -----------------------
                                 NUMBER                   ADDITIONAL                    NUMBER                        TOTAL
                                OF SHARES       PAR        PAID-IN      ACCUMULATED       OF                      STOCKHOLDERS'
                                 ISSUED        VALUE       CAPITAL        DEFICIT       SHARES         COST          EQUITY
                                ---------    ---------    ----------    -----------    ---------    ----------    ------------
Balance at October 31, 2006     6,179,875       61,799     6,347,187     (3,923,065)   1,245,980      (681,410)     1,804,511

     Net Income                         0            0             0        245,505            0             0        245,505
                                ---------    ---------    ----------    -----------    ---------    ----------    -----------
Balance at July 31, 2007        6,179,875    $  61,799    $6,347,187    $(3,677,560)   1,245,980    $ (681,410)   $ 2,050,016
                                =========    =========    ==========    ===========    =========    ==========    ===========

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

For the Three Months Ended                                        July 31, 2007     July 31, 2006
                                                                  -------------     -------------
Cash flow from operating activities:
  Net income                                                       $    360,282      $     54,214
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                       26,890            10,753
     Provision for doubtful accounts                                     10,000              --
     Changes in operating assets and liabilities:
       Accounts receivable                                           (1,965,054)         (211,227)
       Inventories                                                      405,000          (323,028)
       Prepaid expenses and other current assets                        (18,489)           64,985
       Accounts payable                                                  27,974           196,295
       Accrued liabilities and deferred compensation                    346,578            40,476
       Customer deposits                                                365,464           398,737
                                                                   ------------      ------------
           Net cash (used in) provided by operating activities         (441,355)          231,205

Cash flows from investing activities:
   Proceeds from notes receivable from former Director                    2,623             2,471
   Purchase of property and equipment                                    (5,269)         (248,013)
   Restricted cash                                                     (224,100)             --
                                                                   ------------      ------------
           Net cash (used in) provided by investing activities         (226,746)         (245,542)

Cash flows from financing activities:
    Net repayments on revolving promissory note                         350,000              --
    Payments of long-term debt                                           (8,318)             --
                                                                   ------------      ------------
           Net cash (used in) provided by financing activities          341,682              --

Net (decrease) in cash and cash equivalents                            (326,419)          (14,337)

Cash and cash equivalents at beginning of period                        422,274           240,464
                                                                   ------------      ------------
Cash and cash equivalents at end of period                         $     95,855      $    226,127
                                                                   ============      ============

Supplemental schedule of disclosure of cash flow information:
Cash paid during year for:
    Interest                                                       $     18,176      $      1,153
    Income taxes                                                           --                --

See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

For the Nine Months Ended                                         July 31, 2007     July 31, 2006
                                                                  -------------     -------------
Cash flow from operating activities:
  Net income                                                       $    245,505      $     65,270
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                       91,003            28,060
     Provision for doubtful accounts                                     10,000              --
     Changes in operating assets and liabilities:
       Accounts receivable                                           (1,314,388)         (237,248)
       Inventories                                                     (878,000)           27,972
       Prepaid expenses and other current assets                         17,269           (12,831)
       Accounts payable                                                  75,325            36,994
       Accrued liabilities and deferred compensation                    210,509           (94,708)
       Customer deposits                                                804,374            59,074
                                                                   ------------      ------------
           Net cash (used in) provided by operating activities         (738,403)         (127,417)

Cash flows from investing activities:
   Proceeds from notes receivable from former Director                    7,869             7,413
   Purchase of property and equipment                                   (94,761)         (248,013)
   Restricted cash                                                     (156,355)           19,624
                                                                   ------------      ------------
           Net cash (used in) provided by investing activities         (243,247)         (220,976)

Cash flows from financing activities:
    Net drawings from revolving promissory note                         560,917              --
    Proceeds from long term debt                                        202,722              --
    Payments of long-term debt                                          (13,746)             --
    Debt issue costs                                                    (13,638)             --
                                                                   ------------      ------------
           Net cash (used in) provided by financing activities          736,255              --

Net (decrease) in cash and cash equivalents                            (245,395)         (348,393)

Cash and cash equivalents at beginning of period                        341,250           574,520
                                                                   ------------      ------------
Cash and cash equivalents at end of period                         $     95,855      $    226,127
                                                                   ============      ============

Supplemental schedule of disclosure of cash flow information:
Cash paid during year for:
    Interest                                                       $     34,780      $      3,460
    Income taxes                                                           --                --

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

2. BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. The accompanying consolidated condensed balance sheet as of October 31, 2006 was derived from the audited consolidated financial statements as of October 31, 2006.

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

4. RELATED PARTY TRANSACTIONS:

The Company has a note receivable from the former president and director totaling $69,304 and $77,173 at July 31, 2007 and October 31, 2006,
respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $309,255, payable over the next six years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

5. INVENTORIES:

Inventories consisted of the following:

                                 July 31, 2007        October 31, 2006
                                 -------------        ----------------
     Raw Materials                 $  883,209            $  638,488
     Work in process                  932,197               562,106
     Finished Goods                   370,754               107,566
                                   ----------            ----------
                                   $2,186,160            $1,308,160
                                   ==========            ==========

The increase in inventory from the end of fiscal 2006 to July 31, 2007 is due to the purchase of materials and components for orders for four synthetic rubber baler systems and other sales orders in the Company's order backlog.

6. DEBT:

In February 2007, the Company entered into a $200,000 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of principal and interest of $4,172. Collateral for this loan includes all assets of the Company.

In March 2007, the Company had its line of credit limit with First Guaranty Bank increased from $500,000 to $1,000,000. The interest rate on the line of credit was adjusted to 1/2% over the prime rate. The line of credit expires in March 2010. The line of credit had an outstanding balance of $565,654 at July 31, 2007 and the unused line of credit was $434,346 at that date.

At July 31, 2007 the Company had a letter of credit totalling $224,100, expiring in July 2010, issued to a customer for warranty guarantees which is secured by restricted cash.

7. INCOME TAXES:

As of July 31, 2007, the Company's anticipated annual effective tax rate is zero as it has a full valuation allowance against its deferred tax assets. As of July 31, 2007, the Company has approximately $2,338,000 of net operating loss carry-forwards for tax purposes, which expire in years 2013 through 2025.

8. STOCK-BASED COMPENSATION:

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

Effective November 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of July 31, 2007, the Company has no options outstanding under previously authorized plans. The outstanding stock options at July 31, 2007 have a remaining contractual term of 6 years. As all options are fully vested, there is no impact to net income for the three months and nine months ended July 31, 2007.

Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. There were no stock options exercised during the nine months ended July 31, 2007.

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

East County Recycling, Inc. v PCI Waste and Recycling Systems, International Baler Corp. Recycling Equipment Manufacturing Corp. Case No. 0503-02879, Circuit Court of the State of Oregon was filed on March 21, 2005 against the Company and two other defendants stemming from the sale of a baling system. The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The plaintiff seeks damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company filed a motion to dismiss, as a matter of law, all claims against the Company, with the exception of the plaintiff's claim for breach of express warranty and the Company was successful with respect to this motion. Thereafter, in February 2006, the court granted the Company's motion for Summary Judgement as to the plaintiff's breach of express warranty claim and dismissed the Company from the lawsuit. The plaintiff has appealed the Judgement of Dismissal. On August 29, 2007 the Oregon Court of Appeals affirmed the trial courts judgement in favor of International Baler Corporation. East County Recycling can ask the court to reconsider its decision or it can ask the Oregon Supreme Court to accept the case and overturn the decision by the Court of Appeals. At this time the Company does not know if East County Recycling will choose to continue this litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations: Three Month Comparison

In the third quarter ending July 31, 2007, the Company had net sales of $3,366,105 compared to net sales of $1,699,566 in the third quarter of fiscal 2006. The higher shipments were the result of improved market conditions in February through June and the shipment of a large synthetic rubber baler order to a customer in China in the quarter.

The Company had net income of $360,282 in the third quarter of fiscal 2007 compared to net income of $54,214 in the third quarter of fiscal 2006. The higher net income was the result of the higher shipments in the third quarter than the prior year third quarter. Gross profit margin was only slightly higher in the current quarter versus the prior year third quarter due to the shipment of other manufacturers equipment, as part of the rubber baler order. The total net sales value of the rubber baler shipment was $1,823,000 which included equipment manufactured by other companies totalling $450,000. This equipment was sold slightly above cost as an accommodation to the customer. Selling and administrative expenses were above the prior year third quarter due to setting up a reserve of $10,000 for a doubtful account receivable and higher directors fees.

Results of Operations: Nine Month Comparison

The Company has net sales of $6,693,790 in the first nine months of fiscal 2007 as compared to net sales of $5,387,177 in the same period of fiscal 2006, an increase of 24.3%. The higher sales were the result of the same factors mentioned in the three month comparison above.

The Company had net income of $245,505 in the nine month period ending July 31 compared to net income of $65,270 in the first nine months of fiscal 2006. The higher net income was the result of the higher shipments in the current fiscal year versus the prior year. Gross profit margins were only slightly higher due to the shipment of other manufacturers equipment as part of the rubber baler shipment to a customer in China. Selling and administrative expenses were $39,136 higher than in the first nine months of fiscal 2006 due to higher directors fees and the allowance for doubtful accounts mentioned previously.

Although no assurances can be given, the Company believes that it will equal or exceed the results of the prior fiscal year due to the improved market conditions over the prior year. The sales order backlog was approximately $3,900,000 at July 31, 2007 as compared to $3,150,000 at July 31, 2006.

Financial Condition:

Net working capital at July 31, 2007 was $1,391,076 as compared to $1,258,323 at October 31, 2006. The large increase in accounts receivable was the result of the rubber baler shipment to a customer in China at the end of July. The increase in inventories is due to the purchase of materials and components for orders for four synthetic rubber baler systems and other sales orders in the Company's order backlog. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

In February 2007 the Company entered in to a $200,000 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of $4,172. Collateral for this loan includes all assets of the Company.

In March 2007 the Company had its line of credit limit with First Guaranty Bank increased from $500,000 to $1,000,000. The interest rate on the line of credit was adjusted to 1/2% over the prime rate. The line of credit expires in March 2010.

The Company anticipates additions to its manufacturing equipment and buildings of approximately $115,000 in the current fiscal year of which $94,761 has been incurred through July 31, 2007. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income from continuing operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("FASB No. 159"), which allows entities to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FASB No. 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. FASB No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, which for us will be our fiscal year beginning November 1, 2008. We are currently evaluating the impact that FASB No. 159 may have on our statements of operations and financial position.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

East County Recycling, Inc. v PCI Waste and Recycling Systems, International Baler Corp. Recycling Equipment Manufacturing Corp. Case No. 0503-02879, Circuit Court of the State of Oregon was filed on March 21, 2005 against the Company and two other defendants stemming from the sale of a baling system. The complaint alleges breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The plaintiffs seek damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company filed a motion to dismiss, as a matter of law, all claims against the Company, with the exception of the plaintiff's claim for breach of express warranty and the Company was successful with respect to this motion. Thereafter, in February 2006, the court granted the Company's motion for Summary Judgement as to the plaintiff's breach of express warranty claim and dismissed the Company from the lawsuit. The plaintiff has appealed the Judgement of Dismissal. On August 29, 2007 the Oregon Court of Appeals affirmed the trial courts judgement in favor of International Baler Corporation. East County Recycling can ask the court to reconsider its decision or it can ask the Oregon Supreme Court to accept the case and overturn the decision by the Court of Appeals. At this time the Company does not know if East County Recycling will choose to continue this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of the Company was held on June 25, 2007.

     (b) The first item voted on was the election of Directors. LaRita R. Boren and William E. Nielsen were elected as Class III Directors of the Company whose terms will expire in three (3) years at the annual meeting of stockholders to be held in 2010. The results of the voting were as follows: 4,561,690 votes for LaRita R. Boren and 500 withheld, 4,494,010 votes for William E. Nielsen and 68,180 withheld.

     (c) The next item of business was the proposal to ratify the appointment of KPMG LLP the independent registered public accounting firm of the Company, for fiscal year ending October 31, 2007. The results of the voting were as follows:

                         4,546,064   votes for the resolution,
                               500   votes against and
                            15,626   votes abstained.

          A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

          No other matters were voted on at the meeting.

ITEM 5. OTHER INFORMATION

On May 11, 2007 Mathew M. Price was named to the Board of Directors of the Company. Mr. Price is an attorney with the law firm of Bingham McHale LLP since 1993. Mr. Price received a BA degree from Wabash Collage in 1990 and a J.D. from Indiana University School of Law in 1993. Mr. Price is a member of the American Bar Association, Indiana State Bar Association and the Indianapolis Bar Association. Mr. Price is a member of his law firm's manufacturing industry team, and his practice focus is on issues relating primarily to manufacturers.

There is no arrangement or understanding between Mr. Price and any other person pursuant to which he was elected a Director.

On June 25, 2007 at a meeting of the Board of Directors Robert Roth resigned from the Board of Directors. His letter of resignation was received on June 25, 2007.

ITEM 6. EXHIBITS

The following exhibits are submitted herewith:

     Exhibit 31 Certification of William E. Nielsen, Chief Executive Officer, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a).

     Exhibit 32 Certification of William E. Nielsen, Chief Executive Officer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: September 12, 2007


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