Form 10KSB
period 2007-10-31
WASTE TECHNOLOGY CORP
filed 2008-01-28
CIK 781902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

   [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended OCTOBER 31, 2007 or

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $9,634,221

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES (BASED ON THE CLOSING PRICE ON JANUARY 15, 2008 OF $ 1.15): $2,444,441

     STATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S $.01 PAR VALUE COMMON STOCK AS OF THE CLOSE OF BUSINESS ON THE LATEST PRACTICABLE DATE (JANUARY 15, 2008): 4,933,895

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

     General

The Company's principal business is the manufacture and sale of balers, which are machines used to compress and compact various waste materials. The Company manufactures approximately fifty (50) different types of balers for use with corrugated, paper, municipal waste, textiles, scrap metal, and other products. It is one of the leading manufacturers of balers designed to compact rubber, plastic, cotton mote and textile waste products.

Since charges for transportation of waste material are generally based upon the volume of waste, balers reduce volume substantially and therefore, reduce transportation costs. Increases in the quantity of waste produced, government restrictions on waste disposal, and mandated recycling of waste products have greatly increased the need for transportation of waste and therefore, the need for balers.

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

The Company offers a wide variety of balers, certain types that are standardized and others that are designed to specific customer requirements. The Company's products include (i) general purpose horizontal and vertical balers, (ii) specialty balers, such as those used for textile materials, used clothing, aluminum cans, 55-gallon drums and synthetic rubber, and (iii) accessory equipment such as conveyors, fluffers, bale tying machines, and plastic bottle piercers (machines which puncture plastic bottles before compaction for greater density).

     General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $400,000. General purpose baler sales constituted approximately 55% of net sales on a consolidated basis for each of the fiscal years ended October 31, 2007 and 2006.

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

Specialty balers range in price from approximately $3,000 to $300,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 30% of net sales on a consolidated basis for each of the fiscal years ended October 31, 2007 and 2006.

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

Most of the sales of IBC are made by its sales force of four (4) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately forty (40%) percent of net sales are made through manufacturer's representatives and dealers. The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants, and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 2007, foreign sales amounted to $3,320,734 or approximately 34% of consolidated sales. In fiscal 2006, foreign sales amounted to $1,703,000, approximately 21% of the Company's net sales.

During fiscal 2007, IBC had sales to more than 600 customers, one of which accounted for approximately 17% of its net sales for the year. The Company anticipates that no one customer will account for more than 10% of net sales in the year ending October 31, 2008.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2007 were $3,444,306 and at October 31, 2006 were

$3,785,000. The Company generally delivers its orders within four (4) months of the date booked.

     Warranties and Service

IBC typically warrants its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers a service plan for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 15% of the Company's consolidated net sales for fiscal 2007 and 2006.

     Competition

The potential market for the Company's balers is nationwide and overseas, but the majority of the Company's general purpose baler sales are in the eastern United States, primarily because of freight and service costs. The Company competes in these markets with approximately 20 companies, none of which are believed to be dominant, but some of which may have significantly greater sales and financial resources than the Company. The Company is able to compete with these companies due to its reputation in the market place, its ability to service the balers it manufactures and sells, as well as its ability to custom design balers to a customer's particular needs. The Company experiences intense competition with respect to its lower priced or general purpose balers, based upon price, including freight, and based on performance. The Company experiences less competition with respect to its specialized baler equipment, such as synthetic rubber, scrap metal, and textile balers.

     Regulation

Machinery, such as the Company's balers, is subject to both federal and state regulation relating to safe design and operation. The Company complies with design requirements and its balers include interlocks to prevent operation while the loading door is open, and also include required printed safety warnings.

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

     Employees

     As of October 31, 2007, the Company employed 65 persons as follows: 6 in management and supervision; 7 in sales and service; 46 in manufacturing; and, 6 in administration.

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

     ITEM 2. DESCRIPTION OF PROPERTY

IBC is the owner of the building located at 5400 Rio Grande Avenue, Jacksonville, Florida. The building contains approximately 62,000 square feet and is situated on eight (8) acres. IBC manufactures all of the Company's products at this location. The property has no mortgage, however, the Company's primary lender, First Guaranty Bank & Trust Company, has a security interest in the property as part of the collateral for the line of credit and promissory note which it provides to the Company. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company has completed the preliminary planning for a potential plant expansion of approximately 30,000 square feet of manufacturing space. Initial estimates indicate that this project would require an investment of approximately $2,000,000. The Company has not contracted to go forward with this plant expansion. The Company's buildings and property are well maintained and are adequately covered by insurance.

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

An action was filed against the Company's wholly-owned subsidiary, IBC, and two other defendants on March 21, 2005 in the Circuit Court of the State of Oregon stemming from the sale of a baling system. East County Recycling, Inc. v PCI Waste and Recycling Systems, International Baler Corp. Recycling Equipment Manufacturing Corp. Case No. 0503-02879. The complaint alleged breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The plaintiffs sought damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month thereafter through the date of award. IBC filed a motion to dismiss, as a matter of law, all claims against IBC, with the exception of the plaintiff's claim for breach of express warranty. The motion was granted. Thereafter, in February 2006, the court granted a subsequent motion made by IBC for summary judgment to dismiss the plaintiff's remaining breach of express warranty claim. This motion was also granted and IBC was dismissed from the lawsuit. The plaintiff appealed the judgement of dismissal. On August 29, 2007 the Oregon Court of Appeals affirmed the trial court's dismissal of the action against IBC. The plaintiff, East County Recycling, has elected to not request the court to reconsider its decision or appeal that decision to the Oregon Supreme Court. Therefore, the dismissal is final and the matter is closed.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter ending October 31, 2007.


PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol WTEK.OB. As of October 31, 2007, the number of shareholders of record of the Company's Common Stock was approximately 500, and management believes that there are approximately 1,000 beneficial owners of the Company's common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2007 and 2006, are set forth below.

     Fiscal Year Ended
      October 31, 2006              High           Low

     First Quarter                $  0.55        $  0.45
     Second Quarter                  0.50           0.38
     Third Quarter                   0.55           0.42
     Fourth Quarter                  0.48           0.40

     Fiscal Year Ended
      October 31, 2007              High           Low

     First Quarter                $  1.03        $  0.40
     Second Quarter                  2.00           0.58
     Third Quarter                   0.80           0.70
     Fourth Quarter                  1.25           0.60


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

     Recent Sales of Unregistered Securities

During the past three years ended October 31, 2007, the Company has not sold any unregistered securities.

     Purchases of Equity Securities

During the fiscal year ended October 31, 2007, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

     Securities authorized for issuance under equity compensation plans.

     None

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

For the fiscal year ending October 31, 2007, net sales were $9,634,221 compared to $8,146,274 in fiscal 2006, an increase of 18.3%. The increased net sales were the result of higher sales of several synthetic rubber balers and larger size two-ram balers relating to the recycling industry trend to this kind of equipment. The actual number of balers and conveyors shipped in 2007 was almost identical to the number of units shipped in 2006, however the average price per unit was approximately $4,000 higher. This price difference was due primarily to the types of balers shipped and not due to price increases. The Company also sold a significant amount of related rubber baler equipment of other manufacturers as part of the systems sold.

The Company had net income of $602,460 in fiscal 2007 compared to net income of $407,436 in fiscal 2006. The higher net income is the result of the higher sales in 2007. Gross profit margins improved to 20.5% in fiscal 2007 from 19.6% in 2006 due primarily to the higher level of shipments and additional absorption of fixed costs.

Selling and administrative expenses increased by $131,155, 10.8%, from the prior year. In July of 2007 the Company hired a consultant, Mr. Greg Kirkpatrick, for the purpose of improving the Company's manufacturing operations. Mr. Kirkpatrick was named "Acting President" in September 2007. The cost of this professional service and related expense to the Company was approximately $70,000 through the end of the fiscal year. Mr. Kirkpatrick completed his consulting project and left the Company in December of 2007. The position of president remains unfilled at the current time. The Company also paid directors' fees totaling $34,000 to outside directors who were not shareholders.

     Financial Condition

The Company's net working capital at October 31, 2007, was $1,689,292 as compared to $1,258,323 at October 31, 2006. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

In February 2007 the Company entered in to a $200,000 term loan agreement with First Guaranty Bank and Trust of Jacksonville. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of principal and interest of $4,172. Collateral for this loan includes all assets of the Company.

In March 2007, the Company had its $500,000 line of credit agreement with First Guaranty Bank and Trust of Jacksonville increased to $1,000,000. The line of credit allows the Company to borrow against the Company's assets. The line of credit bears interest at the prime rate plus one-half percent and has a remaining term of three years to March 2010. The line of credit had an outstanding balance of $5,654 and $4,737 at October 31,

2007 and 2006, respectively, and the unused line of credit was $994,346 at October 31, 2007. The Company has a certificate of deposit which is security for a letter of credit with Wachovia Bank of $224,100 which expires on July 31, 2010.

The Company made additions to its manufacturing equipment of $151,327 and improvements to its buildings of $5,269 in fiscal 2007. As stated previously, (see Item 2) the Company has completed the preliminary planning for a potential plant expansion of approximately 30,000 square feet of manufacturing space which would require an investment of approximately $2,000,000. The cost of the plant expansion planning, $65,000, includes civil plans and architectural drawings. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

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

     Market Risk

The Company is exposed to changes in interest rates as a result of its financial activities, primarily borrowings on the revolving line of credit facility which has a variable interest rate.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." "SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 becomes effective for fiscal years beginning after November 15, 2007, which is the Company's 2009 fiscal year beginning on November 1, 2008. The Company continues to evaluate the impact of SFAS No. 157 on its consolidated financial statements, but at this time does not expect the potential impact of adopting this standard to have a material effect on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. "SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. This new standard becomes effective for fiscal years that begin after November 15, 2007, which is the Company's 2009 fiscal year beginning on November 1, 2008. The Company continues to evaluate the impact of SFAS No. 159 on its consolidated financial statements.

     Recently Adopted Accounting Standards

In September 2006, the SEC Staff issued Staff Accounting Bulletin 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING Misstatements in Current Year Financial Statements ("SAB 108"), which expresses the staff's views regarding the process of quantifying financial statement misstatements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Provisions of the SAB are applicable for years ending after November 15, 2006. The implementation of SAB 108 did not have an impact to the Company.


     ITEM 7. FINANCIAL STATEMENTS

The financial statements and supplementary data commence on page F-1.

     ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


     ITEM 8A. CONTROLS AND PROCEDURES

     Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including its Chief Financial Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management's desired controls and procedures objectives.

As part of a continuing effort to improve the Company's business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

     Changes in Internal Controls

During the year ended October 31, 2007, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.


     ITEM 8B. OTHER INFORMATION

     None

PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Identification of Directors and Officers

The current executive officers and directors of the Company are as follows:

                                                             Date of Initial
NAME                    Age     Positions Held           Election or Designation
----                    ---     --------------           -----------------------

LaRita Boren            71      Director                         3/09/05
9315 South 950 East
Upland, IN 46989

Leland E. Boren         84      Director                         3/09/05
9315 South 950 East
Upland, IN 46989

Ronald L. McDaniel      68      Director                         5/16/06
2700 West 36th Place            Chairman of the Board
Chicago, IL 60632

William E. Nielsen      60      Director                        11/20/97
5400 Rio Grande Ave.            Chief Financial Officer          6/14/94
Jacksonville, FL 32254

Matthew M. Price        39      Director                         5/11/07
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

David B. Wilhelmy       51      Director                         9/01/02
5400 Rio Grande Ave.            Vice President Sales
Jacksonville, FL 32254          and Marketing

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

During fiscal 2007 the Board of Directors met three times.

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

     Background of Executive Officers and Directors

The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

LaRita R. Boren is the Executive Director of Avis Industrial Corporation. She has served as a member of the Board of Directors of Avis since 1979 and as Vice-President from 1986 until April, 2006 when she was elected Executive Director. She is also on the Board of Directors of The Boren Foundation, Inc., Citizens Plaza Building, LLC, Citizens Travel Agency, The Heartland Film Festival, Lyford Cay Foundation Inc., J.M. Music, Inc., Taylor University, LeLaLo Foundation, Inc., and Spring Hill Music Group, Inc. Mrs. Boren received a Bachelors of Science degree from Oklahoma State University in 1957. She has an honorary Doctor of Business Management degree from Indiana Wesleyan University and a Doctor of Humane Letters degree from Taylor University. Mrs. Boren has been married to Leland E. Boren, also a Director of Avis Industrial Corporation since 1958.

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

Ronald L. McDaniel has been president of Western-Cullen-Hayes, Inc. since 1980. He was Vice President and General Manager of Western-Cullen-Hayes from 1975 to 1980. From 1957 to 1975 Mr. McDaniel worked for Western-Cullen-Hayes and Burro Crane, an affiliated company, in various capacities including division controller. Mr. McDaniel has a bachelor's degree from the University of Dayton and an MBA from the University of Chicago.

William E. Nielsen prior to joining the Company, Mr. Nielsen acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993, he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a BBA in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.

David B. Wilhelmy prior to joining the Company, Mr. Wilhelmy was Vice President/Sales and Acquisitions for Consolidated Packaging Systems. CPS was a joint venture with Gryphon Investors to consolidate the packaging systems distribution industry, from January 2000 through August 2002. Mr. Wilhelmy was the Southeast Regional Vice President of Sales and Marketing for Packaging for Unisource Distribution Company from 1993 to 2000. Mr. Wilhelmy received a Bachelor Degree in Business Administration from Madison University.

Mathew M. Price is an attorney with the law firm of Bingham McHale LLP since 1993. Mr. Price received a BA degree from Wabash Collage in 1990 and a J.D. from Indiana University School of Law in 1993. Mr. Price is a member of the

American Bar Association, Indiana State Bar Association and the Indianapolis Bar Association. Mr. Price is a member of his law firm's manufacturing industry team, and his practice focus is on issues relating primarily to manufacturers.

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

     Section 16 (a) Beneficial Ownership Reporting Compliance

In fiscal 2007, none of the Company's officers, directors, and beneficial owners of more than ten percent of the company's common stock were delinquent in filing of any of their Form 3, 4, and 5 reports.

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

          Waste Technology Corp.
          Attention: William E. Nielsen
          5400 Rio Grande Avenue
          Jacksonville, Florida 32254
          (904)358-3812

     Committees

The Company's Board of Directors consists of six members only two of whom are independent, Ronald McDaniel and Mathew Price. The Company has sought and continues to seek appropriate individuals to serve on the Board of Directors who meet the requirements necessary to qualify as independent directors to serve on the Company's Board of Directors. The Company has been unable to find such independent directors because it does not have sufficient funds to purchase directors and officers insurance or compensate such independent directors for their services.

Ronald McDaniel, Mathew Price and LaRita Boren are members of Board's Audit Committee. Mr. McDaniel serves as the audit committee's "financial expert" as that term is defined by applicable Securities and Exchange Commission ("SEC") regulations. Mr. McDonald's qualifications for this position are based upon his educational background and work experience as set forth above. Although the Company does not presently have an Audit Committee Charter, it intends to adopt a charter shortly. Once the charter is adopted it will be posted on the Company's website.

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


     ITEM 10. EXECUTIVE COMPENSATION

     Compensation Discussion and Analysis

The objective of the Company's compensation program is to attract and retain qualified and talented professional individuals to perform the duties of the Company's executive offices. The Company's compensation program is designed to fairly reward the Company's executive officers for their overall performance in the management of the affairs of the Company. The measurement of successful performance has significant elements of subjective judgment in view of the lack of any directly comparable single element or group of elements to which the Company and its performance may be readily compared from time to time.

The elements of compensation of the Company's compensation programs include salary, health insurance, stock options, and in certain circumstances the award of a cash bonus. As of the present time, the Company compensation plan does not include any defined benefit retirement plan; any social club memberships or dues or any payments for housing, cars, boats, or other property of any kind to any person. The Company has not entered into any employment contracts with its executive officers nor any contracts for compensation to any person in the event of a change in control of the Company. The Company pays no other elements of compensation to its executive officers. The relatively small size of the Company in comparison to other entities presents the Company with additional risks in meeting its objectives of attracting and retaining qualified and talented professional individuals.

The salary component of the compensation is most important and the Company attempts to be competitive with what it believes to be the compensation of other companies of similar size and scope of operations. To date the Company has not engaged the services of a compensation review consultant or service in view of the cost of such services compared to the size and revenues of the Company. The award of a bonus upon review of Company performance provides an additional incentive. The Company determines the amount for each element to pay by reviewing annually the compensation levels of the Company's executive officers and determining from the performance of the Company during that time since the last review what an appropriate compensation level may be during the upcoming annual period. The Company has no existing formula for determination of the salary, stock options, or bonus elements of compensation.

     Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2007, 2006, and 2005:

                           SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION                    LONG TERM AWARDS
---------------------------------------------------------------------------------------------------------
NAME AND                YEAR   SALARY     BONUS   OTHER ANNUAL   NUMBER OF    ALL OTHER        TOTAL
PRINCIPAL POSITION               ($)       ($)    COMPENSATION    OPTIONS    COMPENSATION   COMPENSATION
                                                      ($)
---------------------------------------------------------------------------------------------------------

William E. Nielsen      2007   131,440   12,500        -0-         -0-            -0-          143,940
Chief Financial         2006   122,768   10,000        -0-         -0-            -0-          132,768
Officer(1)              2005   104,271    3,000        -0-         -0-            -0-          107,271

David B. Wilhelmy       2007   129,602   12,500        -0-         -0-            -0-          142,102
Vice President Sales    2006   121,517   10,000        -0-         -0-            -0-          131,517
and Marketing           2005   102,848    3,000        -0-         -0-            -0-          105,848

Greg Kirkpatrick
Acting President(2)     2007    58,950     -0-         -0-         -0-            -0-           58,950
---------------------------------------------------------------------------------------------------------


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
------------------------------------------------------------------------------------------------------------------------------------
Option Awards                                                                Stock Awards
------------------------------------------------------------------------------------------------------------------------------------

Name       Number         Number of       Equity      Option    Option       Number     Market Value    Equity        Equity
           of             Securities      Incentive   Exercise  Expiration   of         of Shares or    Incentive     Incentive
           Securities     Underlying      Plan        Price     Date         Shares     Units of        Plan          Plan Awards:
           Underlying     Unexercised     Awards:     ($)                    or Units   Stock That      Awards:       Market or
           Unexercised    Options (#)     Number of                          of Stock   Have Not        Number of     Payout Value
           Options (#)    Unexercisable   Securities                         That       Vested (#)      Unearned      of Unearned
           Exercisable                    Underlying                         Have Not                   Shares,       Shares,
                                          Unexercised                        Vested                     Unitsor       Units or
                                          Unearned                           (#)                        Other         Other Rights
                                          Options (#)                                                   Rights That   That Have
                                                                                                        Have Not      Not Vested (#)
                                                                                                        Vested (#)

   (a)         (b)             (c)            (d)       (e)        (f)         (g)          (h)             (i)            (j)
------------------------------------------------------------------------------------------------------------------------------------
William E.   250,000           -0-            -0-      $0.30     2/7/2012      -0-          -0-             -0-            -0-
Nielsen
Chief
Financial
Officer
------------------------------------------------------------------------------------------------------------------------------------

None of the Company's other Executive Officers earned compensation in fiscal 2007, 2006, and 2005 in excess of $100,000 for services rendered to the Company in any capacity. Two outside Directors of the Company received $1,000 per month for services as Directors during fiscal 2007.

     Option Grants and Exercises in Last Fiscal Year

No options were granted or exercised during fiscal 2007 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2007.

-----------
(1) William Nielsen was President and CEO in 2005, 2006 and until September 18, 2007.

(2) Greg Kirkpatrick was acting President from September 18, 2007 to December 19, 2007.

     Compensation of Directors

The Board of Directors of the Company has resolved to compensate non-employee directors $1,000 per month, together with direct out-of-pocket expenses incurred to attend meetings. LaRita Boren and Leland E. Boren waived the monthly fees for fiscal 2007.

Members of the Board of Directors may also be requested to perform consulting or other professional services for the Company from time to time. The Board of Directors has reserved to itself the right to review all directors' claims for compensation on an ad hoc basis.

Directors who are on the Company's Audit, Compensation, and Nomination Committees are independent and therefore, do not receive any consulting, advisory or compensatory fees from the Company. However, such Board members may receive fees from the Company for their services on those committees.

---------------------------------------------------------------------------------------------------------------------
                      DIRECTOR COMPENSATION FOR FISCAL 2007
---------------------------------------------------------------------------------------------------------------------
Name               Fees         Stock    Option     Non Equity        Change in Pension       All Other       Total
                   Earned or    Awards   Awards     Incentive Plan    Value and Nonqualified  Compensation     ($)
                   Paid           ($)     ($)       Compensation ($)  Deferred Compensation        ($)
                   in Cash                                            Earnings ($)
                   ($)
---------------------------------------------------------------------------------------------------------------------
Ronald L.          12,000         -0-       -0-           -0-                  -0-                -0-         12,000
McDaniel
---------------------------------------------------------------------------------------------------------------------
Mathew M. Price     8,000         -0-       -0-           -0-                  -0-                -0-          8,000
---------------------------------------------------------------------------------------------------------------------

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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2007 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of

December 31, 2007 with these computations based on 4,933,895 shares of common stock being outstanding at that time.



                                                      AMOUNT OF      APPROXIMATE
 NAME AND ADDRESS OF                                 BENEFICIAL        PERCENT
  BENEFICIAL OWNER             TITLE HELD           OWNERSHIP(1)      OF CLASS

LaRita Boren                    Director              2,423,853         49.1%
9315 South 950 East
Upland, IN 46989

Leland E. Boren                 Director                220,768          4.5%
9315 South 950 East
Upland, IN 46989

Ronald L. McDaniel              Director                   None           -0-
Western-Cullen-Hayes, Inc.
2700 W. 36th Place
Chicago, IL 60632

William E. Nielsen              Director                250,000(2)       4.8%
5400 Rio Grande Avenue          Chief Financial
Jacksonville, FL 32254          Officer

Mathew M. Price                 Director                   None           -0-
Bingham McHale LLP
10 West Market Street
Indianapolis, IN 46204

Alexander C. Toppan             Stockholder             434,450(3)       8.8%
40 Spectacle Ridge Road
South Kent, CT 06785

David B. Wilhelmy               Director                   None           -0-
5400 Rio Grande Avenue          Vice President Sales
Jacksonville, FL 32254          and Marketing

Waste Technology Corporation    Stockholder             163,673(4)       3.3%
Profit Sharing Trust
5400 Rio Grande Avenue
Jacksonville, FL 32254

All Officers and Directors                            3,058,294(5)      59.0%
as a Group (5 persons)

(1) Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.

(2)  Consists of fully exercisable options to purchase 250,000 shares.

(3)  Shares are held in joint tenancy with his wife, Mary Anne T. Toppan.

(4)  Employees' Profit Sharing Trust of which William Nielsen is Trustee.

(5) Consists of 2,644,621 shares held directly; fully exercisable options to purchase 250,000 shares; and 163,673 shares held by Waste Technology Corporation Employee Profit Sharing Trust.

     Changes In Control

To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

     ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND INDEPENDENCE OF DIRECTORS

     Transactions with Management and Others

LaRita Boren and Leland E. Boren, both, shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company's International Baler Corporation. These baler companies operate completely independent of each other.

In the fiscal year ending October 31, 2007 International Baler Corporation had equipment sales to American Baler Company totalling $361,729. These sales included types of products American Baler does not manufacture. These sales were made under the Company's normal dealer discount schedule. International Baler Corporation purchased no equipment from American Baler.

In July of 2007 the Company hired a consultant thru Avis, Mr. Greg Kirkpatrick, for the purpose of improving the Company's manufacturing operations. Mr. Kirkpatrick was named "Acting President" in September 2007. The cost of the professional service and related expense to the Company was approximately $70,000 through the end of the fiscal year. Kirkpatrick completed his consulting project and left the Company in December of 2007. The position of president remains unfilled at the current time.

     Indebtedness of Management

No officer, director or security holder known to the Company to own of record or beneficially more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons is indebted to the Company.

     Parent of the Issuer

The Company has no parent.

     Independence of Directors

Rule 4350 (c) (1) of The Nasdaq Stock Market rules requires that a majority of the members of the Company's Board of Directors be independent in that they are not officers or employees of the Company and are free of any relationship that would interfere with the exercise of their independent judgment.

The Board of Directors has determined that only two of the Company's Directors, Ronald L. McDaniel and Matthew M. are independent as defined by the listing standards of the Nasdaq Stock Market Rules, Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission.

However, Rule 4350(c)(5) provides an exemption from the requirement that a majority of the Company's Directors be independent if the Company is considered a "controlled company. A controlled company is defined as a company of which more than 50% of the voting power is held by an individual, a group or another company. LaRita Boren and Leland E. Boren, who are husband and wife and members of the Company's Board of Directors, have a verbal agreement or understanding to vote their shares in a like manner. As Mr. And Mrs. Boren together beneficially own more than 50% of the outstanding shares of the Company's' common stock, the Company is considered a "controlled company" under the applicable rules of The Nasdaq Stock Market and as such is exempt from certain of the corporate governance rules of The Nasdaq Stock Market, such as the requirement that the board of directors consist of a majority of independent directors.


     ITEM 13. EXHIBITS

The Following Documents are Filed as Part of this Report

     1. Financial Statements:

          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

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

   31* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

   32*     Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     *     Exhibit filed with this Report.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual consolidated financial statements for the fiscal years ended October 31, 2007 and 2006, and fees for other services rendered by KPMG LLP during those periods:


     Fee Category                     Fiscal 2007            Fiscal 2006

     Audit Fees                        $ 70,000                $ 67,500

     Audit-Related Fees                       0                       0

     Tax Fees                          $ 10,000                  11,000

     All Other Fees                           0                       0

     Total Fees                        $ 80,000                $ 78,500


Audit fees include fees related to the services rendered in connection with the annual audit of the Company's consolidated financial statements, the quarterly reviews of the Company's quarterly reports on Form 10-QSB and the reviews of and other services related to registration statements and other offering memoranda.

Audit-related fees are for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees include (i) tax compliance, (ii) tax advice, (iii) tax planning and
(iv) tax reporting.

All Other Fees includes fees for all other services provided by the principal accountants not covered in the other categories such as litigation support, etc.

All of the 2007 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company's independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by KPMG LLP is compatible with maintaining KPMG LLP's independence and has concluded that it is.

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            WASTE TECHNOLOGY CORP.
                                                (Registrant)

                                            By: /s/ William E. Nielsen
                                                ---------------------------
                                                Chief Financial Officer

                                            Dated: January 22, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                               Title                       Date


/s/ Ronald L. McDaniel           Director                      January 22, 2008
------------------------         Chairman of the Board
Ronald L. McDaniel


/s/ LaRita Boren                 Director                      January 22, 2008
------------------------
LaRita Boren


/s/ Leland E. Boren              Director                      January 22, 2008
------------------------
Leland E. Boren


/s/ William E. Nielsen           Director                      January 22, 2008
------------------------         Chief Financial Officer
William E. Nielsen


/s/ Mathew M. Price              Director                      January 22, 2008
------------------------
Mathew M. Price


/s/ David B. Wilhelmy            Director                      January 22, 2008
------------------------         Vice President Sales
David B. Wilhelmy                and Marketing

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2007 AND 2006

     (WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THEREON)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Waste Technology Corp.:

We have audited the accompanying consolidated balance sheets of Waste Technology Corp. and Subsidiary as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Technology Corp. and Subsidiary as of October 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Certified Pubic Accountants

Jacksonville, Florida
January 22, 2008

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2007 AND 2006

                                                                    October 31,       October 31,
                                                                       2007              2006
                                                                   ------------      ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                        $  1,264,782      $    341,250
  Short-term Investments                                                   --              67,745
  Accounts receivable, net of allowance for doubtful
    accounts of $40,000 and $30,000 in 2007 and 2006,
    respectively                                                        581,886         1,102,314
  Inventories                                                         2,205,160         1,308,160
  Prepaid expense and other current assets                               59,888            61,969
                                                                   ------------      ------------
          Total current assets                                        4,111,716         2,881,438

Property, plant and equipment, at cost:                               2,223,748         2,183,007
  Less:  accumulated depreciation                                     1,431,130         1,442,545
                                                                   ------------      ------------
          Net property, plant and equipment                             792,618           740,462

Other assets:
  Restricted Cash                                                       224,100              --
  Other assets                                                           24,860            18,624
  Due from former Director                                               51,842            62,335
                                                                   ------------      ------------
          Total other assets                                            300,802            80,959

TOTAL ASSETS                                                       $  5,205,136      $  3,702,859
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                        $      5,654      $      4,737
  Current maturities of long term debt                                   35,886              --
  Accounts payable                                                      774,372           621,192
  Accrued liabilities                                                   488,110           432,540
  Accrued payroll and commissions                                       131,647           216,373
  Current portion of deferred compensation                               67,000            67,000
  Customer deposits                                                     919,755           281,273
                                                                   ------------      ------------
          Total current liabilities                                   2,422,424         1,623,115

Long term debt                                                          144,479              --
Deferred compensation, net of current portion                           231,262           275,233
                                                                   ------------      ------------
          Total liabilities                                           2,798,165         1,898,348

Stockholders' equity:
  Preferred stock, par value $.0001,
        10,000,000 shares authorized, none issued                          --                --
  Common stock, par value $.01,
        25,000,000 shares authorized; 6,179,875
        shares issued in 2007 and 2006                                   61,799            61,799
  Additional paid-in capital                                          6,347,187         6,347,187
  Accumulated deficit                                                (3,320,605)       (3,923,065)
                                                                   ------------      ------------
                                                                      3,088,381         2,485,921

   Less:  Treasury stock, 1,245,980 shares
                   in 2007 and 2006, at cost                           (681,410)         (681,410)
                                                                   ------------      ------------

                  Total stockholders' equity                          2,406,971         1,804,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,205,136      $  3,702,859
                                                                   ============      ============

          See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2007 AND 2006

                                                                       2007              2006
                                                                   ------------      ------------
Net Sales                                                          $  9,634,221      $  8,146,274
Cost of Sales                                                         7,661,519         6,550,508
                                                                   ------------      ------------
Gross Profit                                                          1,972,702         1,595,766

Operating Expense:
Selling Expense                                                         556,772           506,301
Administrative Expense                                                  786,700           706,016
                                                                   ------------      ------------
Total Operating Expense                                               1,343,472         1,212,317

Operating Income                                                        629,230           383,449

Other Income (Expense):
Interest Income                                                          13,576            12,690
Interest Expense                                                        (51,535)           (4,613)
Other Income                                                             16,288            15,910
                                                                   ------------      ------------
Total Other Income (Expense)                                            (21,671)           23,987


Income Before Income Taxes                                              607,559           407,436

Income Taxes                                                              5,099              --
                                                                   ------------      ------------

Net Income                                                         $    602,460      $    407,436
                                                                   ============      ============

Basic income per share                                             $       0.12      $       0.08
Diluted income per share                                                   0.12              0.08

Weighted average number of shares outstanding - Basic                 4,933,895         4,933,895
                                              - Diluted               5,093,534         5,024,321

          See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED OCTOBER 31, 2007 AND 2006

                                      Common Stock                                             Treasury Stock
                                 ----------------------                                  --------------------------
                                   NUMBER                   ADDITIONAL                      NUMBER                        TOTAL
                                  OF SHARES       PAR        PAID-IN      ACCUMULATED         OF                      STOCKHOLDERS'
                                   ISSUED        VALUE       CAPITAL        DEFICIT         SHARES          COST         EQUITY
                                 ----------    --------    -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2005       6,179,875      61,799      6,347,187     (4,330,501)     1,245,980       (681,410)     1,397,075

   Net Income                             0           0              0        407,436              0              0        407,436
                                 ----------    --------    -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2005       6,179,875      61,799      6,347,187     (3,923,065)     1,245,980       (681,410)     1,804,511

   Net Income                             0           0              0        602,460              0              0        602,460
                                 ----------    --------    -----------    -----------    -----------    -----------    -----------
                                  6,179,875    $ 61,799    $ 6,347,187    $(3,320,605)     1,245,980    $  (681,410)   $ 2,406,971
                                 ==========    ========    ===========    ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2007 AND 2006

                                                                      2007             2006
                                                                  -----------      -----------
Cash flow from operating activities:
  Net income                                                      $   602,460      $   407,436
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                     83,819           32,742
     Gain on sale of equipment                                        (35,000)            --
      Provision for doubtful accounts                                  10,000          (20,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                            510,428         (525,367)
       Inventories                                                   (897,000)         122,861
       Prepaid expenses and other current assets                        2,081           (6,313)
       Accounts payable                                               153,180          122,199
       Accrued liabilities and deferred compensation                  (73,227)         176,239
       Customer deposits                                              638,482         (287,977)
                                                                  -----------      -----------
           Net cash provided by operating activities                  995,223           21,820

Cash flows from investing activities:
   Proceeds from notes receivable from former Director                 10,493            9,884
   Proceeds from sale of equipment                                     35,000             --
   Purchase of property and equipment                                (128,573)        (300,598)
   Restricted cash                                                   (156,355)          35,624
                                                                  -----------      -----------
           Net cash used in investing activities                     (239,435)        (255,090)

Cash flows from financing activities:
    Net receipts from revolving promissory note                           917             --
    Proceeds from long-term debt                                      202,722             --
    Repayments of long-term debt                                      (22,357)            --
    Debt issue costs                                                  (13,638)            --
                                                                  -----------      -----------
            Net cash provided by financing activities                 167,644             --

Net increase (decrease) in cash and cash equivalents                  923,432         (233,270)

Cash and cash equivalents at beginning of period                      341,250          574,520
                                                                  -----------      -----------

Cash and cash equivalents at end of period                        $ 1,264,682      $   341,250
                                                                  ===========      ===========

Supplemental schedule of disclosure of cash flow information:
Cash paid during year for:
    Interest                                                      $    41,042      $      --
    Income taxes                                                         --               --

          See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                            October 31, 2007 and 2006


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

     The Company's customers include recycling facilities, paper mills, textile mills, and the companies which generate the materials for baling and recycling. The Company sells its products worldwide with 21% to 34% of its annual net sales outside the United States.

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

     (D)  RESTRICTED CASH

          Restricted cash consist of a money market account that is the security for a letter of credit. This letter of credit expires on July 31, 2010.

     (E)  INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined by a method that approximates the first-in, first-out method. Work in process and finished goods are valued based on underlying costs to manufacture balers which includes direct materials, direct and indirect labor, and overhead.

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

     (H)  REVENUE RECOGNITION

          The Company recognizes revenue when finished products and/or parts are shipped and the customer takes ownership and assumes the risk of loss. Revenue from installation services is recognized on completion of the service. Parts sales and repair services are approximately 15% of net sales. The Company recognizes revenue from repair services in the period in which the service is provided.

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

     Warranty and service expense and reserves consisted of the following:

                                                           2007        2006
                                                        --------     --------
          Beginning balance of warranty reserve         $ 86,147     $ 56,147
          Warranty costs paid                            (60,107)    (102,902)
          Provision for warranty                          32,019      132,902
                                                        --------     --------
          Ending balance of warranty reserve            $ 58,059     $ 86,147
                                                        ========     ========


     (J)  EARNINGS PER SHARE

          Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. The dilutive impact of options outstanding was 159,639 shares and 90,426 shares for the years ending October 31, 2007 and 2006.

     (K)  STOCK-BASED COMPENSATION

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

          Effective November 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of October 31, 2007, the Company has no options outstanding under previously authorized plans and no options were issued during the years ended October 31, 2007 or 2006. The outstanding stock options at October 31, 2007 have a remaining contractual term of 5 years. As all options are fully vested, there is no impact to net income for the year ended October 31, 2007 and 2006.

          Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. There were no stock options exercised during the years ended October 31, 2007 and 2006.

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

     (M)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, revolving promissory note, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities. The term loan approximates fair value as it was entered into in February 2007. The carrying amount of deferred compensation approximates fair value. Management estimates fair value based on current rates available to the Company for loans with similar maturities.

     (N)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return based on whether it is more likely than not that certain return positions will be sustained upon examination by taxing authorities. Implementation of FIN No. 48 is required for fiscal years beginning after December 15, 2006. Although management's evaluation of FIN No. 48 has not been completed, management believes that the implementation of FIN No. 48 will not have an effect on the financial position, results of operations, or cash flows of the Company.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." "SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 becomes effective for fiscal years beginning after November 15, 2007, which is the Company's 2009 fiscal year beginning on November 1, 2008. The Company continues to evaluate the impact of SFAS No. 157 on its consolidated financial statements, but at this time does not expect the potential impact of adopting this standard to have a material effect on the Company's financial position, results of operations or cash flows.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. "SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. This new standard becomes effective for fiscal years that begin after November 15, 2007, which is the Company's 2009 fiscal year beginning on November 1, 2008. The Company continues to evaluate the impact of SFAS No. 159 on its consolidated financial statements.

     (O)  RECENTLY ADOPTED ACCOUNTING STANDARDS

          In September 2006, the SEC Staff issued Staff Accounting Bulletin 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"), which expresses the staff's views regarding the process of quantifying financial statement misstatements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The adoption of SAB 108 as of October 31, 2007 did not have an impact on the Company.


(3)  RELATED PARTY TRANSACTIONS

     The Company has a note receivable from the former president and director totaling $66,680 and $77,173 at October 31, 2007 and 2006, respectively. Interest accrued at the rate of 6% per annum.

     The Company has a deferred compensation agreement with the former president and director of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $298,262, payable over the next six years. A portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

     The consolidated statements of operations includes interest income on officer and director notes receivable of $4,345 and $4,955 for 2007 and 2006, respectively.

     LaRita Boren and Leland E. Boren, both shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company's International Baler Corporation. These baler companies operate completely independent of each other.

     In the fiscal year ending October 31, 2007 International Baler Corporation had equipment sales to American Baler Company totalling $361,729. These sales included types of products American Baler does not manufacture. These sales were made under the Company's normal dealer discount schedule. International Baler Corporation purchased no equipment or services from American Baler.

     In July of 2007 the Company hired a consultant thru Avis, Mr. Greg Kirkpatrick, for the purpose of improving the Company's manufacturing operations. Mr. Kirkpatrick was named "Acting President" in September 2007. The cost of the professional service and related expense to the Company was approximately $70,000 through the end of the fiscal year. Kirkpatrick completed his consulting project and left the Company in December of 2007. The position of president remains unfilled at the current time.


(4)  INVENTORIES

     Inventories consisted of the following:

                                           2007            2006
                                       -----------     -----------
     Raw Materials                     $   688,113     $   638,488
     Work in Process                     1,260,094         562,106
     Finished Products                     256,953         107,566
                                       -----------     -----------
                                       $ 2,205,160     $ 1,308,160
                                       ===========     ===========

(5)  PROPERTY, PLANT, AND EQUIPMENT

     The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:


                                                      2007              2006
                                                   ----------        ----------
         Land                                      $   82,304        $   82,304
         Building and Improvements                    811,269           806,000
         Machinery and Equipment                    1,133,009           981,682
         Vehicles                                     128,244            95,327
         Construction in Progress                      68,922           217,694
                                                   ----------        ----------

                                                    2,223,748         2,183,007
         Less accumulated depreciation              1,431,130         1,442,545
                                                   ----------        ----------
                                                   $  792,618        $  740,462
                                                   ==========        ==========


     Depreciation expense was $76,416 and $28,129 in 2007 and 2006, respectively.

(6)  DEBT

     In February 2007 the Company entered in to a $202,722 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of $4,172 which includes principal and interest. Collateral for this loan includes all assets of the Company.

     In March 2007, the Company had its $500,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville increased to $1,000,000. The line of credit allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent ((1)/2%) and has a term of three years expiring in March 2010. The line of credit had an outstanding balance of $5,654 and $4,737 at October 31, 2007 and 2006, respectively, and the unused line of credit was $994,346 at October 31, 2007.

     For the period ending October 31, contractual maturities are as following:

                        2008               $  35,886
                        2009                  39,109
                        2010                  42,621
                        2011                  46,448
                        2012                  16,301
                                           ---------
                                           $ 180,365

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

     East County Recycling, Inc. v PCI Waste and Recycling Systems, International Baler Corp. Recycling Equipment Manufacturing Corp. Case No. 0503-02879, Circuit Court of the State of Oregon was filed on March 21, 2005 against the Company and two other defendants stemming from the sale of a baling system. The complaint alleged breach of express warranty, breach of implied warranty of fitness for a particular purpose and implied warranty of merchantability and negligence. The plaintiffs sought damages of approximately $820,000 through March 21, 2005 and an additional $91,550 per month from that day forward. The Company filed a motion to dismiss, as a matter of law, all claims against the Company, with the exception of the plaintiff's claim for breach of express warranty and the Company was successful with respect to this motion. Thereafter, in February 2006, the court granted the Company's motion for Summary Judgement as to the plaintiff's breach of express warranty claim and dismissed the Company from the lawsuit. The plaintiff appealed the Judgement of Dismissal. On August 29, 2007 the Oregon Court of Appeals affirmed the trial courts judgement in favor of International Baler Corporation. East County Recycling has elected to not ask the court to reconsider its decision or appeal the decision to the Oregon Supreme Court. Therefore, the case was closed.

     At October 31, 2007, the Company had a letter of credit totalling $224,100 issued for warranty guarantees, which is secured by restricted cash.

(8)  INCOME TAXES

     The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company's actual income taxes are as follows:

                                                            2007         2006
                                                         ---------    ---------

     Expected federal income tax expenses at
        statutory rate                                   $ 207,000    $ 139,000
     State income tax expense, net federal income
        tax effect                                          22,000       15,000
     Other - meals and entertainment                         2,000        2,000
     Benefit of NOL carryforward/change in valuation      (212,000)    (156,000)
        allowance
     Other true-ups                                        (19,000)        --
     Alternative Minimum Tax                                 5,000         --
                                                         ---------    ---------

          Income taxes                                   $   5,000    $    --
                                                         =========    =========

     The Company files consolidated federal and state income tax returns with its subsidiary. The net change in the total valuation allowance for the years ended October 31, 2007 and 2006 was $(212,000) and $(156,000),
     respectively. Realization of net deferred tax assets is dependent on generating sufficient taxable income in the future. Based on current and anticipated future economic conditions, management cannot ascertain when it will become more likely than not that any portion of the net deferred tax asset will be realized.

     The significant components of the net deferred income taxes at October 31, 2007 and 2006 are as follows:

                                                            2007         2006
                                                         ---------    ---------
     Reserves and allowances                               332,000    $ 351,000
     Property, plant, and equipment                         52,000       44,000
     General business credit carryforwards                  40,000       35,000
     Net operating loss carryforwards                      766,000      972,000
                                                         ---------    ---------
                                                         1,190,000    1,402,000
     Less valuation allowance                            1,190,000    1,402,000
                                                         ---------    ---------

          Net deferred income taxes                      $     --     $    --
                                                         =========    =========


     Net federal operating loss carryforwards for income tax purposes are approximately $2,035,000 and expire in years 2016 through 2026. The Company has an alternative minimum tax credit carryforward of approximately $40,000.

(9)  STOCK OPTIONS

     In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of October 31, 2007, the Company has no remaining options to grant under previously authorized plans. The outstanding stock options at October 31, 2007 have a remaining contractual term of 5 years.

(10) EMPLOYEES' BENEFIT PLAN

     The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan in 2007 or 2006.

(11) EXPORT SALES

     Export sales were approximately 34% and 21% for the years ended October 31, 2007 and 2006, respectively. The principal international markets served by the Company, include Canada, China, United Kingdom, India, Korea, Japan, Russia, and Brazil. In 2007 and 2006, the Company had a percentage of total net sales of over 17% and 8% to customers in China. In 2007, one customer accounted for over 10% of the Company's sales. In 2006 no single customer accounted for over 10% of the Company's sales.