Form 10QSB
period 2008-01-31
WASTE TECHNOLOGY CORP
filed 2008-03-10
CIK 781902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB

  (Mark One)

      [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended January 31, 2008.

      [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

c For the transition period from ________ to ________.

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

     At February 29, 2008, Issuer had outstanding 4,933,895 shares of its Common Stock.

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

         ITEM 1.        FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of
           January 31, 2008, and October 31, 2007.............................3

           Condensed Consolidated Statements of Operations for the
           three months ended January 31, 2008 and 2007.......................4

           Condensed Consolidated Statements of Changes in
           Stockholders' Equity for the period from October 31, 2007
           to January 31, 2008................................................5

           Condensed Consolidated Statements of Cash Flows for the
           three months ended January 31, 2008 and 2007.......................6

           Notes to Condensed Consolidated Financial
           Statements.........................................................7


         ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                        PLAN OF OPERATIONS...................................10

         ITEM 3.        CONTROLS AND PROCEDURES..............................13


PART II. OTHER INFORMATION...................................................13

         ITEM 1.        LEGAL PROCEEDINGS....................................13

         ITEM 5.        OTHER INFORMATION....................................14

         ITEM 6.        EXHIBITS.............................................14


SIGNATURES...................................................................15

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                       January 31,      October 31,
                                                          2008             2007
                                                      ------------     ------------
ASSETS

Current Assets:
  Cash and cash equivalents                           $  1,504,283     $  1,264,782
  Accounts receivable, net of allowance for
    doubtful accounts of $30,000 in 2008 and 2007          832,644          581,886
  Inventories                                            1,676,160        2,205,160
  Prepaid expense and other current assets                  58,881           59,888
                                                      ------------     ------------
          Total current assets                           4,071,968        4,111,716

Property, plant and equipment, at cost:                  2,216,196        2,223,748
  Less:  accumulated depreciation                        1,438,493        1,431,130
                                                      ------------     ------------
          Net property, plant and equipment                777,703          792,618

Other assets:
  Restricted cash                                          224,100          224,100
  Other assets                                              22,261           24,860
  Due from former Director                                  49,057           51,842
                                                      ------------     ------------
          Total other assets                               295,418          300,802

TOTAL ASSETS                                          $  5,145,089     $  5,205,136
                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                           $      5,654     $      5,654
  Current maturities of long term debt                      36,666           35,886
  Accounts payable                                         554,217          774,372
  Accrued liabilities                                      499,254          488,110
  Accrued payroll and commissions                           72,815          131,647
  Current portion of deferred compensation                  67,000           67,000
  Customer deposits                                        507,352          919,755
                                                      ------------     ------------
          Total current liabilities                      1,742,958        2,422,424

Long Term Debt                                             135,015          144,479
Deferred compensation, net of current portion              219,357          231,262
                                                      ------------     ------------
          Total liabilities                              2,097,330        2,798,165

Stockholders' equity:
  Preferred stock, par value $.0001,
        10,000,000 shares authorized, none issued             --               --
  Common stock, par value $.01,
        25,000,000 shares authorized;                    6,179,875
        shares issued in 2008 and 2007                      61,799           61,799
  Additional paid-in capital                             6,347,187        6,347,187
  Accumulated deficit                                   (2,679,417)      (3,320,605)
                                                      ------------     ------------
                                                         3,729,569        3,088,381

   Less:  Treasury stock, 1,245,980 shares
                   in 2008 and 2007, at cost              (681,410)        (681,410)
                                                      ------------     ------------

                  Total stockholders' equity             3,048,159        2,406,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  5,145,489     $  5,205,136
                                                      ============     ============

See accompanying notes to condensed consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


Three months ended:                                         January 31,     January 31,
                                                                2008            2007
                                                            -----------     -----------
Net Sales                                                   $ 3,607,053     $ 1,806,663
Cost of Sales                                                 2,596,638       1,532,859
                                                            -----------     -----------

Gross Profit                                                  1,010,415         273,804


Operating Expense:
     Selling Expense                                            131,409         124,554
     Administrative Expense                                     235,384         187,369
                                                            -----------     -----------
Total Operating Expense                                         366,793         311,923

Operating Income                                                643,622         (38,119)

Other Income (Expense):
     Interest Income                                              8,908           3,278
     Interest Expense                                            (6,031)         (3,929)
     Other Income                                                 7,689           3,090
                                                            -----------     -----------
Total Other Income (Expense)                                     10,566           2,439


Income Before Income Taxes                                      654,188         (35,680)

Income Taxes                                                     13,000            --
                                                            -----------     -----------


Net Income                                                  $   641,188     $   (35,680)
                                                            ===========     ===========


Basic income per share                                      $      0.13     $     (0.01)
Diluted income per share                                           0.13           (0.01)

Weighted average number of shares outstanding - Basic         4,933,895       4,933,895
                                              - Diluted       5,118,106       4,933,895

See accompanying notes to condensed consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2008
                                    UNAUDITED


                                      Common Stock                                            Treasury Stock
                                -------------------------                                -------------------------
                                   NUMBER                    ADDITIONAL                     NUMBER                      TOTAL
                                 OF SHARES        PAR         PAID-IN     ACCUMULATED         OF                     STOCKHOLDERS'
                                   ISSUED        VALUE        CAPITAL       DEFICIT         SHARES        COST          EQUITY
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance at October 31, 2007       6,179,875        61,799     6,347,187    (3,320,605)     1,245,980      (681,410)     2,406,971

     Net Income                           0             0             0       641,188              0             0        641,188
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at January 31, 2008       6,179,875   $    61,799   $ 6,347,187   $(2,679,417)     1,245,980   $  (681,410)   $ 3,048,159
                                ===========   ===========   ===========   ===========    ===========   ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

For the Three Months Ended                                          January 31,      January 31,
                                                                        2008             2007
                                                                    -----------      -----------
Cash flow from operating activities:
  Net income                                                        $   641,188      $   (35,680)
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                       23,199           37,754
     Gain on sale of equipment                                             (600)            --
     Changes in operating assets and liabilities:
       Accounts receivable                                             (250,758)         262,678
       Inventories                                                      529,000         (635,000)
       Prepaid expenses and other current assets                          1,007            2,515
       Accounts payable                                                (220,155)          42,525
       Accrued liabilities and deferred compensation                    (59,593)        (110,341)
       Customer deposits                                               (412,403)         (33,879)
                                                                    -----------      -----------
           Net cash provided by (used in) operating activities          250,885         (469,428)

Cash flows from investing activities:
   Proceeds from notes receivable from former Director                    2,785            2,623
   Proceeds from sale of equipment                                          600             --
   Purchase of property and equipment                                    (6,085)         (46,138)
                                                                    -----------      -----------
           Net cash used in investing activities                         (2,700)         (43,515)

Cash flows from financing activities:
    Net drawings from revolving promissory note                            --            450,000
    Repayments of long term debt                                         (8,684)            --
                                                                    -----------      -----------
            Net cash (used in) provided by financing activities          (8,684)         450,000

Net increase (decrease) in cash and cash equivalents                    239,501          (62,943)

Cash and cash equivalents at beginning of period                      1,264,782          341,250
                                                                    -----------      -----------

Cash and cash equivalents at end of period                          $ 1,504,283      $   278,307
                                                                    ===========      ===========

Supplemental schedule of disclosure of cash flow information:
Cash paid during year for:
    Interest                                                        $     3,832      $     3,929
    Income taxes                                                    $     5,100             --

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

The Company's customers include recycling facilities, paper mills, textile mills, and companies which generate the materials for baling and recycling. The Company sells its products worldwide with 10% to 35% of its annual sales outside the United States.

2. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. The accompanying consolidated condensed balance sheet as of October 31, 2007 was derived from the audited consolidated financial statements as of October 31, 2007.

For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended October 31, 2007, and the Management Discussion and Analysis or Plan of Operations included in this Form 10-QSB.

3. Summary of Significant Accounting Policies:

   (a) Principles of Consolidation:

   The accompanying condensed consolidated financial statements include the accounts of Waste Technology Corporation and its wholly owned subsidiary. Intercompany balances and material intercompany transactions have been eliminated in consolidation.

   (b) Revenue Recognition:

   The Company recognizes revenue when products are shipped and the customer takes ownership and assumes the risk of loss. Parts sales are approximately 15% of total sales. The Company recognizes revenue from repair services in the period in which the service is provided.

   (c) Basic and Diluted Income Per Share:

   Basic income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding was 184,211 and 159,639 shares at January 31, 2008 and October 31, 2007.

   (d) Warranties and Service

   Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability for expected warranty claims.

4. Related Party Transactions:

The Company has a note receivable from its former president and director totaling $63,895 and $66,680 at January 31, 2008 and October 31, 2007, respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $286,357, payable over the next five years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

LaRita Boren and Leland E. Boren, both shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company's International Baler Corporation. These baler companies operate independent of each other.

In the quarter ending January 31, 2008 International Baler Corporation had equipment sales to American Baler Company totalling $86,025. These sales included types of products American Baler does not manufacture. These sales were made under the Company's normal dealer discount schedule. International Baler Corporation purchased no equipment or services from American Baler.

5. Inventories

   Inventories consisted of the following:


                                January 31, 2008              October 31, 2007
                                ----------------              ----------------

   Raw Materials                   $  605,117                    $  688,113
   Work in process                    857,915                     1,260,094
   Finished Goods                     213,128                       256,953
                                   ----------                    ----------
                                   $1,676,160                    $2,205,160
                                   ==========                    ==========

6. Debt

In February 2007 the Company entered in to a $202,722 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of $4,172 which includes principal and interest. Collateral for this loan includes all assets of the Company. The balance outstanding was $171,681 and $180,365 at January 31, 2008 and October 31, 2007.

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent and has a term of three years expiring in March 2010. The line of credit had an outstanding balance of $5,654 at January 31, 2008 and October 31, 2007 and the unused line of credit was $994,346 at January 31, 2008.

At January 31, 2008 the Company had a letter of credit totalling $224,100, expiring in July 2010, issued to a customer for warranty guarantees which is secured by restricted cash.

7. Income Taxes

The Company has $13,000 of income tax expense related to alternative minimum tax. As of January 31, 2008, the Company' anticipated annual effective tax rate is two percent as it has a full valuation allowance against its deferred tax assets. As of January 31, 2008, the Company has approximately $1,394,000 of net operating loss carry-forwards for tax purposes, which expire in years 2016 through 2026. Management continues to evaluate all positive and negative evidence, including sources of projected future taxable income and the consistency of net operating income. The necessity of a full or partial valuation allowance will continue to be evaluated each quarter as the results from future operations continue to support the projections.

The Company adopted the provisions of FIN 48 on November 1, 2007, which had no impact to the Company's results of operations or financial position.

8. Stock-Based Compensation

The Company accounts for its stock based compensation under FASB Statement No. 123(R), Share-Based Payment (Statement 123 (R)). In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of January 31, 2008, the Company has no options outstanding under previously authorized plans. The outstanding stock options at January 31, 2008 have a remaining contractual term of five years. As all options are fully vested, there is no impact to net income for the three months ended January 31, 2008.

Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. There were no stock options exercised during the three months ended January 31, 2008.

9. Commitments and Contingencies

The Company in the ordinary course of business, is subject to claims made under, and from time to time are named as defendants in legal proceedings relating to, the sales of its products. The Company believes that the reserves reflected in its condensed consolidated financial statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled.

At January 31, 2008, the Company had a letter of credit totalling $224,100 issued for warranty guarantees, which is secured by restricted cash.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations:  Three Month Comparison

In the first quarter ending January 31, 2008, the Company had net sales of $3,607,053 compared to net sales of $1,806,663 in the first quarter of fiscal 2007. The higher sales were the result of improved market conditions and the new orders received in the fourth quarter of 2007 versus the fourth quarter of 2006. Shipments in the first quarter of fiscal 2008 included four rubber baler systems, two to customers in China and two in the United States and five larger two-ram balers.

The Company had net income of $641,188 in the first quarter of fiscal 2008 compared to a net loss of $35,680 in the first quarter of fiscal 2007. Gross profit margin in the quarter was 28.0% versus 15.2% in the first quarter of fiscal 2007. The higher net income and gross margin improvement was the result of the higher shipments in the current quarter than in the prior year first quarter. Selling and administrative expenses increased by $54,870 in the current quarter versus the first quarter of the prior fiscal year. In July of 2007 the Company hired a consultant, Mr. Greg Kirkpatrick, for the purpose of improving the Company's manufacturing operations. Mr. Kirkpatrick was named "Acting President" in September 2007. The Cost of this professional service and related expense to the Company was approximately $48,000 in the first quarter of fiscal 2008. Mr. Kirkpatrick completed his consulting project and left the Company in December of 2007.

The Company has $13,000 of income tax expense related to alternative minimum tax. Management continues to evaluate all positive and negative evidence, including sources of projected future taxable income and the consistency of net operating income. The necessity of a full or partial valuation allowance will continue to be evaluated each quarter as the results from future operations continue to support the projections.

Although no assurances can be given, the Company believes that it will equal or exceed the results of the prior fiscal year due to the improved market conditions and higher level of shipments in the first quarter of the current year. The sales order backlog was approximately $2,347,000 at January 31, 2008 as compared to $2,891,000 at January 31, 2007.

Financial Condition:

Net working capital at January 31, 2008 was $2,329,010 as compared to $1,689,292 at October 31, 2007. The decrease in inventories was the result of the shipment of the four rubber balers in November 2007. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

The Company has a line of credit with First Guaranty and Trust Company of Jacksonville with a credit limit of $1,000,000. The interest rate on the line of credit is one-half percent above the prime rate and has a remaining term of three years expiring in March 2010. At January 31, 2008 the line of credit had an outstanding balance of $5,654.

In February 2007 the Company entered in to a $202,722 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of $4,172 which includes principal and interest. The remaining balance of this loan was $171,681 at January 31, 2008. Collateral for this loan includes all assets of the Company.

This Management's Discussion and Analysis contains forward-looking statements within the meaning of Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated.

Inflation

The costs of the Company and its subsidiary are subject to the general inflationary trends existing in the general economy. The Company believes that expected pricing by its subsidiaries for its products will be able to include sufficient increases to offset any increase in costs due to inflation.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates as a result of its financing activities, including its borrowings on the revolving line of credit facility. Based on the current level of borrowings, a change in interest rates is not expected to have a material effect on operations or financial position.

Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operations and financial position.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control, or in factors that could materially affect internal controls, subsequent to the date the Company's Chief Executive Officer and Chief Financial Officer completed his evaluation.

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

ITEM 5. OTHER INFORMATION

On February 19, 2008 the Board of Directors named Mr. Roger Griffin as President and Chief Executive Officer of Waste Technology Corporation effective February 19, 2008. Mr. Griffin joined the Company with more than 14 years of manufacturing experience. He was most recently Vice President of Operations at Shaefer Interstate Railing and before that in management at Dana Corporation.


ITEM 6. EXHIBITS

   The following exhibits are submitted herewith:

   Exhibit 31.1 Certification of Roger Griffin, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a).

           31.2 William E. Nielsen, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a).


   Exhibit 32.1 Certification of Roger Griffin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 William E. Nielsen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: March 10, 2008



                                       WASTE TECHNOLOGY CORPORATION


                                       BY: /s/ Roger Griffin
                                           -------------------------------
                                           Roger Griffin
                                           Chief Executive Officer


                                       BY: /s/ William E. Nielsen
                                           -------------------------------
                                           William E. Nielsen
                                           Chief Financial Officer