Form 10-Q
period 2008-04-30
WASTE TECHNOLOGY CORP
filed 2008-06-11
CIK 781902

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008


                           Commission File No. 0-14443



                          WASTE TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
               (Exact name of issuer as specified in its charter)


           DELAWARE                                              13-2842053
--------------------------------------------------------------------------------
State or other jurisdiction of                                 (IRS Employer
Incorporation or organization                                Identification No.)


                 5400 RIO GRANDE AVENUE, JACKSONVILLE, FL 32254
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (904-358-3812)
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                       Accelerated filer [_]
Non-accelerated filer   [_]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,933,895 shares of common stock at June 1, 2008.

================================================================================

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I.  FINANCIAL INFORMATION......................................................................3

         ITEM 1.    FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets as of April 30, 2008,
                    and October 31, 2007............................................................3

                    Condensed Consolidated Statements of Operations for the three months ended April 30, 2008, and April 30, 2007.................................4

                    Condensed Consolidated Statements of Operations for the six
                    months ended April 30, 2008, and April 30, 2007.................................5

                    Condensed Consolidated Statements of Changes in Stockholders'
                    Equity for the period from October 31, 2007 to April 30, 2008...................6

                    Condensed Consolidated Statements of Cash Flows for the six
                    months ended April 30, 2008, and April 30, 2007.................................7

                    Notes to Condensed Consolidated Financial Statements............................8

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS......................................................12

         ITME 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................14

         ITEM 4.    CONTROLS AND PROCEDURES........................................................15



PART II. OTHER INFORMATION.........................................................................15

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................15

         ITEM 5.    OTHER INFORMATION..............................................................16

         ITEM 6.    EXHIBITS.......................................................................16



SIGNATURES.........................................................................................17

CERTIFICATIONS.....................................................................................18

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                APRIL 30, 2008        OCTOBER 31,  2007
                                                              -----------------       -----------------
ASSETS

Current Assets:
  Cash and cash equivalents                                   $       1,457,569       $       1,264,782
  Accounts receivable, net of allowance for doubtful
    accounts of $30,000 in 2008 and 2007                                484,042                 581,886
  Inventories                                                         2,166,660               2,205,160
  Prepaid expense and other current assets                              160,115                  59,888
  Deferred Income Taxes                                                 669,455                      --
                                                              -----------------       -----------------
          Total current assets                                        4,937,841               4,111,716

Property, plant and equipment, at cost:                               2,305,101               2,223,748
  Less:   accumulated depreciation                                    1,459,493               1,431,130
                                                              -----------------       -----------------
          Net property, plant and equipment                             845,608                 792,618

Other assets:
  Restricted cash                                                       224,100                 224,100
  Other assets                                                           20,462                  24,860
  Due from former Director                                               46,272                  51,842
  Deferred Income Taxes                                                 195,180                      --
                                                              -----------------       -----------------
          Total other assets                                            486,014                 300,802

TOTAL ASSETS                                                  $       6,269,463       $       5,205,136
                                                              =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                   $           5,654       $           5,654
  Current maturities of long term debt                                   37,463                  35,886
  Accounts payable                                                      854,787                 774,372
  Accrued liabilities                                                   402,177                 488,110
  Accrued payroll and commissions                                        82,771                 131,647
  Current portion of deferred compensation                               67,000                  67,000
  Customer deposits                                                     321,987                 919,755
                                                              -----------------       -----------------
          Total current liabilities                                   1,771,839               2,422,424

Long Term Debt                                                          125,277                 144,479
Deferred compensation, net of current portion                           207,452                 231,262
                                                              -----------------       -----------------
          Total liabilities                                           2,104,568               2,798,165

Stockholders' equity:
  Preferred stock, par value $.0001,
     10,000,000 shares authorized, none issued                               --                      --
  Common stock, par value $.01,
     25,000,000 shares authorized;  6,179,875
     shares issued in 2008 and 2007                                      61,799                  61,799
  Additional paid-in capital                                          6,347,187               6,347,187
  Accumulated deficit                                                (1,562,681)             (3,320,605)
                                                              -----------------       -----------------
                                                                      4,846,305               3,088,381

   Less:  Treasury stock, 1,245,980 shares
          in 2008 and 2007, at cost                                    (681,410)               (681,410)
                                                              -----------------       -----------------

          Total stockholders' equity                                  4,164,895               2,406,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $       6,269,463       $       5,205,136
                                                              =================       =================

See accompanying notes to condensed consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


THREE MONTHS ENDED:                                             APRIL 30, 2008          APRIL 30, 2007
                                                              -----------------       -----------------
Net Sales
     Equipment                                                $       2,174,547       $       1,272,076
     Parts and Service                                                  314,586                 248,946
                                                              -----------------       -----------------
Total Net Sales                                                       2,489,133               1,521,022

Cost of Sales                                                         1,871,870               1,276,198
                                                              -----------------       -----------------

Gross Profit                                                            617,263                 244,824


Operating Expense:
     Selling Expense                                                    153,860                 140,761
     Administrative Expense                                             247,698                 172,407
                                                              -----------------       -----------------
Total Operating Expense                                                 401,558                 313,168

Operating Income (Loss)                                                 215,705                 (68,344)

Other Income (Expense):
     Interest Income                                                      9,798                   2,242
     Interest Expense                                                    (5,774)                (14,675)
     Other Income                                                         7,772                   1,680
                                                              -----------------       -----------------
Total Other Income (Expense)                                             11,796                 (10,753)


Income (Loss) Before Income Taxes                                       227,501                 (79,097)

Income Tax Provision (Benefit)                                         (889,235)                     --
                                                              -----------------       -----------------

Net Income                                                    $       1,116,736       $         (79,097)
                                                              =================       =================


Basic income per share                                        $            0.23       $           (0.02)
Diluted income per share                                                   0.22                   (0.02)

Weighted average number of shares outstanding - Basic                 4,933,895               4,933,895
                                              - Diluted               5,133,560               4,933,895


See accompanying notes to condensed consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


SIX MONTHS ENDED:                                               APRIL 30, 2008          APRIL 30, 2007
                                                              -----------------       -----------------
Net Sales
     Equipment                                                $       5,418,910       $       2,779,543
     Parts and Service                                                  677,276                 548,142
                                                              -----------------       -----------------
Total Net Sales                                                       6,096,186               3,327,685

Cost of Sales                                                         4,468,508               2,809,057
                                                              -----------------       -----------------

Gross Profit                                                          1,627,678                 518,628


Operating Expense:
     Selling Expense                                                    285,269                 265,315
     Administrative Expense                                             483,082                 359,776
                                                              -----------------       -----------------
Total Operating Expense                                                 768,351                 625,091

Operating Income (Loss)                                                 859,327                (106,463)

Other Income (Expense):
     Interest Income                                                     18,706                   5,520
     Interest Expense                                                   (11,805)                (18,604)
     Other Income                                                        15,461                   4,770
                                                              -----------------       -----------------
Total Other Income (Expense)                                             22,362                  (8,314)


Income (Loss) Before Income Taxes                                       881,689                (114,777)

Income Tax Provision (Benefit)                                         (876,235)                     --
                                                              -----------------       -----------------

Net Income                                                    $       1,757,924       $        (114,777)
                                                              =================       =================


Basic income per share                                        $            0.36       $           (0.02)
Diluted income per share                                                   0.34                   (0.02)

Weighted average number of shares outstanding - Basic                 4,933,895               4,933,895
                                              - Diluted               5,126,643               4,933,895


See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED APRIL 30, 2008
                                    UNAUDITED




                                     COMMON STOCK                                           TREASURY STOCK
                              -------------------------                                -------------------------
                                 NUMBER                   ADDITIONAL                     NUMBER                        TOTAL
                               OF SHARES        PAR         PAID-IN     ACCUMULATED        OF                       STOCKHOLDERS'
                                 ISSUED        VALUE        CAPITAL       DEFICIT        SHARES         COST           EQUITY
                              -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance at October 31, 2007     6,179,875        61,799     6,347,187    (3,320,605)     1,245,980      (681,410)     2,406,971

     Net Income                       -0-           -0-           -0-     1,757,924            -0-           -0-      1,757,924
                              -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at April 30, 2008       6,179,875   $    61,799   $ 6,347,187   $(1,562,681)     1,245,980   $  (681,410)   $ 4,164,895
                              ===========   ===========   ===========   ===========    ===========   ===========    ===========





See accompanying notes to condensed consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


FOR THE SIX MONTHS ENDED                                        APRIL 30, 2008          APRIL 30, 2007
                                                              -----------------       -----------------
Cash flow from operating activities:
  Net income                                                  $       1,757,924       $        (114,777)
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                                        46,398                  64,113
    Gain on sale of equipment                                              (600)                     --
    Deferred Income Taxes                                              (864,635)                     --
    Changes in operating assets and liabilities:
      Accounts receivable                                                97,844                 650,666
      Inventories                                                        38,500              (1,283,000)
      Prepaid expenses and other current assets                        (100,227)                 35,758
      Accounts payable                                                   80,415                  47,351
      Accrued liabilities and deferred compensation                    (158,619)               (136,069)
      Customer deposits                                                (597,768)                438,910
                                                              -----------------       -----------------
        Net cash provided by (used in) by operating activities          299,232                (297,048)

Cash flows from investing activities:
  Proceeds from notes receivable from former Director                     5,570                   5,246
  Proceeds from sale of equipment                                           600                      --
  Purchase of property and equipment                                    (94,990)                (89,492)
  Proceeds from short-term and long-term Investments                         --                  67,745
                                                              -----------------       -----------------
        Net cash (used in) investing activities                         (88,820)                (16,501)

Cash flows from financing activities:
  Net drawings from revolving promissory note                                --                 210,917
  Proceeds from long-term debt                                               --                 197,294
  Debt issue costs                                                           --                 (13,638)
  Repayments of long term debt                                          (17,625)                     --
                                                              -----------------       -----------------
        Net cash (used in) provided by financing activities             (17,625)                394,573

Net increase in cash and cash equivalents                               192,787                  81,024

Cash and cash equivalents at beginning of period                      1,264,782                 341,250
                                                              -----------------       -----------------

Cash and cash equivalents at end of period                    $       1,457,569       $         422,274
                                                              =================       =================

Supplemental schedule of disclosure of cash flow information:
Cash paid during year for:
    Interest                                                  $           7,407       $          16,604
    Income taxes                                                         14,100                      --


See accompanying notes to consolidated financial statements.

WASTE TECHNOLOGY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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


2. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. The accompanying consolidated condensed balance sheet as of October 31, 2007 was derived from the audited consolidated financial statements as of October 31, 2007.

For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended October 31, 2007, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.


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

   (c) Basic and Diluted Income Per Share:

   Basic income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding was 199,665 and 192,748 shares for the three and six month periods ended April 30, 2008. There was no dilutive impact for the same periods ended April 30, 2007.

   (d)Warranties and Service

   Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability for expected warranty claims.

4. Related Party Transactions:

The Company has a note receivable from its former president and director totaling $61,110 and $66,680 at April 30, 2008 and October 31, 2007,
respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $274,452, payable over the next five years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

LaRita Boren and Leland E. Boren, both shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company's wholly-owned subsidiary, International Baler Corporation. These baler companies operate independent of each other.

International Baler Corporation had equipment sales to American Baler Company totalling $82,000 in the quarter ending April 30, 2008 and $168,025 in the first six months of fiscal 2008. In fiscal 2007 sales to American Baler were $39,323 in the second quarter and $172,707 in the first six months. These sales included types of products American Baler does not manufacture. These sales were made under the Company's normal dealer discount schedule. International Baler Corporation purchased no equipment or services from American Baler.

5. Inventories

Inventories consisted of the following:

                           April 30, 2008       October 31, 2007
                            ------------          ------------
   Raw Materials            $    811,899          $    688,113
   Work in process             1,231,208             1,260,094
   Finished Goods                123,553               256,953
                            ------------          ------------
                            $  2,166,660          $  2,205,160
                            ============          ============


6. Debt

In February 2007, the Company entered into a $202,722 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of $4,172 which includes principal and interest. Collateral for this loan includes all assets of the Company. The balance outstanding was $162,740 and $180,365 at April 30, 2008 and October 31, 2007.

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent (5.5% at April 30, 2008) and has a term of three years expiring in March 2010. The line of credit had an outstanding balance of $5,654 at April 30, 2008 and October 31, 2007 and the unused line of credit was $994,346 at April 30, 2008.

At April 30, 2008 the Company had a letter of credit totalling $224,100, expiring in July 2010, issued to a customer for warranty guarantees which is secured by restricted cash.


7. Income Taxes

As of April 30, 2008, the Company's anticipated annual effective tax rate is 36.7%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company's actual income taxes are as follows:

                                              Six Months Ended April 30
                                           -------------------------------
                                               2008               2007
                                           ------------       ------------
Expected federal income tax expense
   (benefit) at statutory rate.                 299,774            (39,000)
State income tax expense, net federal
   income tax effect                             32,005             (4,000)
Meals and entertainment                             942              2,000
Benefit of NOL carryforward                    (332,721)            41,000
Change in Valuation Allowance                  (864,635)                --
Other                                           (11,600)                --
                                           ------------       ------------
       Income taxes                        $   (876,235)                --
                                           ============       ============

As required by Statement of Financial Accounting Standard No. 109, tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Through the first quarter of 2008, a full valuation allowance against accumulated deferred tax assets was provided, reflecting the uncertainty associated with future profitability. In the second quarter of 2008 the valuation allowance previously established against deferred tax assets was reassessed. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, $864,635 of the valuation allowance was reversed which resulted in an income tax benefit of approximately $864,000. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of April 30, 2008, the deferred tax asset was approximately $864,000. The realization of deferred tax assets will depend on the Company's ability to continue to generate taxable income in the future.

The significant components of the net deferred income at April 30, 2008 and October 31, 2007 are as follows:

                                               2008               2007
                                           ------------       ------------
Reserves and allowance                          324,456            332,000
Property, plant, and equipment                   45,989             52,000
General business credit carryforwards            45,915             40,000
Net operating loss carryforwards                448,276            766,000
                                           ------------       ------------
                                                864,635          1,190,000
Less valuation allowance                             --          1,190,000
                                           ------------       ------------
    Net deferred income taxes              $    864,635       $         --
                                           ============       ============

Net federal operating loss carryforwards for income tax purposes are approximately $1,191,000 and expire in years 2016 through 2026. The Company has an alternative minimum tax credit carryforward of approximately $46,000.

The Company adopted the provisions of FIN 48 on November 1, 2007, which had no impact to the Company's results of operations or financial position.


8. Stock-Based Compensation

The Company accounts for its stock based compensation under FASB Statement No. 123(R), Share-Based Payment (Statement 123 (R)). In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of April 30, 2008, the Company has no options outstanding under previously authorized plans. The outstanding stock options at April 30, 2008 have a remaining contractual term of four years. As all options are fully vested, there is no impact to net income for the three months or six months ended April 30, 2008.

Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. There were no stock options exercised during the six months ended April 30, 2008.


9. Commitments and Contingencies

The Company in the ordinary course of business, is subject to claims made under, and from time to time is named as a defendant in legal proceedings relating to the sales of its products. The Company believes that the reserves reflected in its condensed consolidated financial statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled.

At April 30, 2008, the Company had a letter of credit totalling $224,100 issued for warranty guarantees, which is secured by restricted cash.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:  Three Month Comparison

In the second quarter ending April 30, 2008, the Company had net sales of $2,489,133 compared to net sales of $1,521,022 in the second quarter of fiscal 2007. The higher sales were the result of improved market conditions and the new orders received in the first quarter of 2008 versus the first quarter of 2007. Shipments in the second quarter of fiscal 2008 included high-end product line equipment, six auto-tie balers and one two-ram baler.

The Company had net income of $1,116,736 in the second quarter of fiscal 2008 compared to a net loss of $79,097 in the second quarter of fiscal 2007. Net income included the release of $864,635 of the valuation allowance against accumulated deferred tax assets, resulting in an income tax benefit of approximately $864,000 (see footnote 7 to the financial statements). Gross profit margin in the quarter was 24.8% versus 16.1% in the second quarter of fiscal 2007. The higher net income and gross margin improvement was the result of the higher shipments in the current quarter than in the prior year first quarter. Selling and administrative expenses increased by $88,390 in the current quarter versus the second quarter of the prior fiscal year. The higher selling and administration expense was primarily the result of the related costs of the Company hiring a new President, Roger Griffin, in February 2008 and additional costs related to conventions and shows.

Results of Operations:   Six Month Comparison

The Company had net sales of $6,096,186 in the first six months of fiscal 2008 as compared to net sales of $3,327,685 in the same period of fiscal 2007, an increase of 83.2%. The higher sales were the result of improved market conditions and new orders received in the fourth quarter of 2007. Shipments in the first six months of fiscal 2008 included a significant number of large balers, four rubber baler systems, two to customers in China and two in the United States, seven auto-tie balers and five two-ram balers.

The Company had net income of $1,757,924 in the first six months of fiscal 2008 as compared to a net loss of $114,777 in the first six months of fiscal 2007. Net income included the release of $864,635 of the valuation allowance against accumulated deferred tax assets, resulting in an income tax benefit of approximately $864,000 (see footnote 7 to the financial statements). Gross profit margins were 26.7% in the first half of 2008 versus 15.6% in the first half of 2007. Excluding the income tax benefit, the higher net income and the improved gross margins were the result of the higher shipment volumes and higher margin product mix. Selling and administrative expense was $143,160 above the prior year level. The higher selling and administrative cost was primarily the result of the Company hiring an "Acting President" in July 2007 and a new President in February 2008 and additional costs related to conventions and shows.

In July of 2007 the Company hired a consultant, Mr. Greg Kirkpatrick, for the purpose of improving the Company's manufacturing operations. Mr. Kirkpatrick was named "Acting President" in September 2007. The cost of this professional service and related expense to the Company was approximately $48,000 in the first quarter of fiscal 2008. Mr. Kirkpatrick completed his consulting project and left the Company in December of 2007. As stated previously, Roger Griffin was named President of the Company February 2008.

Although no assurances can be given, the Company believes that it will equal or exceed the results of the prior fiscal year due to the improved market conditions and higher level of shipments in the first half of the current year. The sales order backlog was approximately $3,796,000 at April 30, 2008 as compared to $3,800,000 at April 30, 2007.

Financial Condition and Liquidity:

Net working capital at April 30, 2008 was $3,166,002 as compared to $1,689,292 at October 31, 2007. The primary cause of the increase in net working capital was the release of the valuation allowance of the deferred tax asset, of which $669,455 impacted working capital, and the decrease in customer deposits of $597,768. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

The Company has a line of credit with First Guaranty and Trust Company of Jacksonville with a credit limit of $1,000,000. The interest rate on the line of credit is one-half percent above the prime rate and has a remaining term of three years expiring in March 2010. At April 30, 2008 the line of credit had an outstanding balance of $5,654.

In February 2007 the Company entered in to a $202,722 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of $4,172 which includes principal and interest. The remaining balance of this loan was $162,740 at April 30, 2008. Collateral for this loan includes all assets of the Company.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 becomes effective for fiscal years beginning after November 15, 2007, which is the Company's 2009 fiscal year beginning on November 1, 2008. In November 2007, the FASB proposed a one-year deferral of SFAS No. 157's fair-value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company continues to evaluate the impact of SFAS No. 157 on its consolidated financial statements, but at this time does not expect the potential impact of adopting this standard to have a material effect on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. This new standard becomes effective for fiscal years that begin after November 15, 2007, which is the Company's 2009 fiscal year beginning on November 1, 2008. The Company continues to evaluate the impact of SFAS No. 159 on its consolidated financial statements.

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

Forward Looking Statements

Certain statements in this Report contain forward-looking statements within the meaning of Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates as a result of its financing activities, including its borrowings on the revolving line of credit facility. Based on the current level of borrowings, a change in interest rates is not expected to have a material effect on operations or financial position.

                                       14
ITEM 4.  CONTROLS AND PROCEDURES

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

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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



PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of the Company was held on April 21, 2008.

         (b) The first item voted on was the election of Directors. Leland E. Boren and Mathew M. Price were elected as Class I Directors of the Company whose terms will expire in three (3) years at the annual meeting of stockholders to be held in 2011. The results of the voting were as follows: 4,266,307 votes for Leland E. Boren and 113, 593 withheld, 4,374,857 votes for Mathew M. Price and 5,043 withheld.

         (c) The next item of business was the proposal to ratify the appointment of KPMG LLP, the independent registered public accounting firm of the Company, for fiscal year ending October 31, 2007. The results of the voting were as follows:

                             4,370,868        Votes for the resolution,
                                 8,094        votes against and
                                     0        votes abstained.

               A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

               No other matters were voted on at the meeting.


ITEM 5.  OTHER INFORMATION

On February 19, 2008, the Board of Directors elected Mr. Roger Griffin as President and Chief Executive Officer of Waste Technology Corporation effective February 19, 2008. Mr. Griffin joined the Company with more than 14 years of manufacturing experience. He was most recently Vice President of Operations at Shaefer Interstate Railing and before that in management at Dana Corporation.

On April 21, 2008, Roger Griffin was named to the Board of Directors of the Company to fill a vacancy.


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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: June 11, 2008



                                           WASTE TECHNOLOGY CORPORATION



                                           BY: /s/ Roger Griffin
                                               -----------------------------
                                               Roger Griffin
                                               Chief Executive Officer



                                           BY: /s/ William E. Nielsen
                                               -----------------------------
                                               William E. Nielsen
                                               Chief Financial Officer