Form 10-Q
period 2008-07-31
WASTE TECHNOLOGY CORP
filed 2008-09-10
CIK 781902

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

                           Commission File No. 0-14443

                          WASTE TECHNOLOGY CORPORATION
                          ----------------------------
               (Exact name of issuer as specified in its charter)

           DELAWARE                                       13-2842053
           --------                                       ----------
State or other jurisdiction of                 (IRS Employer Identification No.)
 Incorporation or organization

                 5400 RIO GRANDE AVENUE, JACKSONVILLE, FL 32254
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (904-358-3812)
                                 --------------
                (Issuer's telephone number, including area code)

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

Large accelerated filer                            Accelerated filer
                        ---                                          ---
Non-accelerated filer                              Smaller reporting company  x
                      ---                                                    ---
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,933,895 shares of common stock at September 1, 2008.

================================================================================

                  WASTE TECHNOLOGY CORPORATIONTABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION.................................................3

         ITEM 1.        FINANCIAL STATEMENTS

         o  Condensed Consolidated Balance Sheets as of
              July 31, 2008, and October 31, 2007..............................3

         o  Condensed Consolidated Statements of Operations for the
              three months ended July 31, 2008, and July 31, 2007..............4

         o  Condensed Consolidated Statements of Operations for the
              nine months ended July 31, 2008, and July 31, 2007...............5

         o  Condensed Consolidated Statements of Changes in Stockholders'
              Equity for the period from October 31, 2007
              to July 31, 2008.................................................6

         o  Condensed Consolidated Statements of Cash Flows for the
              nine months ended July 31, 2008, and July 31, 2007...............7

         o  Notes to Condensed Consolidated Financial
              Statements.......................................................8


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................13

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.................................................15

         ITEM 4.  CONTROLS AND PROCEDURES.....................................16


PART II. OTHER INFORMATION....................................................17

         ITEM 5.  OTHER INFORMATION...........................................17

         ITEM 6.  EXHIBITS....................................................17


SIGNATURES....................................................................18

CERTIFICATIONS................................................................19

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                    July 31,         October 31,
                                                                      2008              2007
                                                                  ------------      ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                       $    862,681      $  1,264,782
  Accounts receivable, net of allowance for doubtful accounts
           of $20,000 in 2008 and $40,000 in 2007                    1,534,330           581,886
  Inventories                                                        2,588,304         2,205,160
  Prepaid expense and other current assets                              96,858            59,888
  Deferred Income Taxes                                                522,455              --
                                                                  ------------      ------------
          Total current assets                                       5,604,628         4,111,716

Property, plant and equipment, at cost:                              2,266,295         2,223,748
  Less:  accumulated depreciation                                    1,414,553         1,431,130
                                                                  ------------      ------------
          Net property, plant and equipment                            851,742           792,618

Other assets:
  Restricted cash                                                      224,100           224,100
  Other assets                                                          18,263            24,860
  Due from former Director                                              43,487            51,842
  Deferred Income Taxes                                                195,180              --
                                                                  ------------      ------------
          Total other assets                                           481,030           300,802

TOTAL ASSETS                                                      $  6,937,400      $  5,205,136
                                                                  ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                       $      5,654      $      5,654
  Current maturities of long term debt                                  38,277            35,886
  Accounts payable                                                     883,026           774,372
  Accrued liabilities                                                  425,842           488,110
  Accrued payroll and commissions                                      150,880           131,647
  Current portion of deferred compensation                              67,000            67,000
  Customer deposits                                                    646,807           919,755
                                                                  ------------      ------------
          Total current liabilities                                  2,217,486         2,422,424

Long Term Debt                                                         115,418           144,479
Deferred compensation, net of current portion                          195,546           231,262
                                                                  ------------      ------------
          Total liabilities                                          2,528,450         2,798,165

Stockholders' equity:
  Preferred stock, par value $.0001,
        10,000,000 shares authorized, none issued                         --                --
  Common stock, par value $.01,
        25,000,000 shares authorized;                                6,179,875
        shares issued in 2008 and 2007                                  61,799            61,799
  Additional paid-in capital                                         6,347,187         6,347,187
  Accumulated deficit                                               (1,318,626)       (3,320,605)
                                                                  ------------      ------------
                                                                     5,090,360         3,088,381

   Less:  Treasury stock, 1,245,980 shares
                  in 2008 and 2007, at cost                           (681,410)         (681,410)
                                                                  ------------      ------------

                  Total stockholders' equity                         4,408,950         2,406,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  6,937,400      $  5,205,136
                                                                  ============      ============

See accompanying notes to condensed consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                    July 31,          July 31,
Three months ended:                                                   2008              2007
                                                                  ------------      ------------
Net Sales
     Equipment                                                    $  2,870,220      $  2,961,951
     Parts and Service                                                 462,980           404,154
                                                                  ------------      ------------
Total Net Sales                                                      3,333,200         3,366,105

Cost of Sales                                                        2,621,880         2,671,280
                                                                  ------------      ------------

Gross Profit                                                           711,320           694,825


Operating Expense:
     Selling Expense                                                   137,822           132,167
     Administrative Expense                                            207,729           189,745
                                                                  ------------      ------------
Total Operating Expense                                                345,551           321,912

Operating Income                                                       365,769           372,913

Other Income (Expense):
     Interest Income                                                    10,401             2,347
     Interest Expense                                                   (5,671)          (18,176)
     Other Income                                                       20,556             3,198
                                                                  ------------      ------------
Total Other Income (Expense)                                            25,286           (12,631)


Income Before Income Taxes                                             391,055           360,282

Income Tax Provision                                                   147,000              --
                                                                  ------------      ------------

Net Income                                                        $    244,055      $    360,282
                                                                  ============      ============


Basic income per share                                            $       0.05      $       0.07
Diluted income per share                                                  0.05              0.07

Weighted average number of shares outstanding - Basic                4,933,895         4,933,895
                                              - Diluted              5,144,833         5,086,493

See accompanying notes to condensed consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                    July 31,          July 31,
Nine months ended:                                                    2008              2007
                                                                  ------------      ------------
Net Sales
     Equipment                                                    $  8,289,130      $  5,741,494
     Parts and Service                                               1,140,256           952,296
                                                                  ------------      ------------
Total Net Sales                                                      9,429,386         6,693,790

Cost of Sales                                                        7,090,388         5,480,337
                                                                  ------------      ------------

Gross Profit                                                         2,338,998         1,213,453


Operating Expense:
     Selling Expense                                                   423,091           397,482
     Administrative Expense                                            690,811           549,521
                                                                  ------------      ------------
Total Operating Expense                                              1,113,902           947,003

Operating Income                                                     1,225,096           266,450

Other Income (Expense):
     Interest Income                                                    29,107             7,867
     Interest Expense                                                  (17,476)          (36,780)
     Other Income                                                       36,017             7,968
                                                                  ------------      ------------
Total Other Income (Expense)                                            47,648           (20,945)


Income  Before Income Taxes                                          1,272,744           245,505

Income Tax Provision (Benefit)                                        (729,235)             --
                                                                  ------------      ------------

Net Income                                                        $  2,001,979      $    245,505
                                                                  ============      ============


Basic income per share                                            $       0.41      $       0.05
Diluted income per share                                                  0.39              0.05

Weighted average number of shares outstanding - Basic                4,933,895         4,933,895
                                              - Diluted              5,134,553         5,088,958

See accompanying notes to condensed consolidated financial statements.

                                                WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               FOR THE NINE MONTHS ENDED JULY 31, 2008
                                                              UNAUDITED





                                   Common Stock                                                Treasury Stock
                            ---------------------------                                  ---------------------------
                               NUMBER                      ADDITIONAL                       NUMBER                        TOTAL
                              OF SHARES        PAR           PAID-IN     ACCUMULATED          OF                       STOCKHOLDERS'
                               ISSUED         VALUE          CAPITAL       DEFICIT          SHARES          COST          EQUITY
                            ------------   ------------   ------------   ------------    ------------   ------------   ------------
Balance at October 31, 2007    6,179,875         61,799      6,347,187     (3,320,605)      1,245,980       (681,410)     2,406,971

      Net Income                     -0-            -0-            -0-      2,001,979             -0-            -0-      2,001,979
                            ------------   ------------   ------------   ------------    ------------   ------------   ------------

Balance at July 31, 2008       6,179,875   $     61,799   $  6,347,187   $ (1,318,626)      1,245,980   $   (681,410)  $  4,408,950
                            ============   ============   ============   ============    ============   ============   ============




See accompanying notes to condensed consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                    July 31,         July 31,
For the Nine Months Ended                                             2008             2007
                                                                  ------------      ------------
Cash flow from operating activities:
  Net income                                                      $  2,001,979      $    245,505
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                      74,597            91,003
     Provision for Doubtful Accounts                                   (20,000)           10,000
     Gain on sale of equipment                                          (7,600)             --
     Deferred Income Taxes                                            (717,635)             --
     Changes in operating assets and liabilities:
       Accounts receivable                                            (932,444)       (1,314,388)
       Inventories                                                    (383,144)         (878,000)
       Prepaid expenses and other current assets                       (36,970)           17,269
       Accounts payable                                                108,654            75,325
       Accrued liabilities and deferred compensation                   (78,751)          210,509
       Customer deposits                                              (272,948)          804,374
                                                                  ------------      ------------
           Net cash used in operating activities                      (264,262)         (738,403)

Cash flows from investing activities:
   Proceeds from notes receivable from former Director                   8,355             7,869
   Proceeds from sale of equipment                                       7,600              --
   Purchase of property and equipment                                 (127,124)          (94,761)
   Proceeds from short-term and long-term Investments                     --            (156,355)
                                                                  ------------      ------------
           Net cash used in investing activities                      (111,169)         (243,247)

Cash flows from financing activities:
    Net drawings from revolving promissory note                           --             560,917
    Proceeds from long-term debt                                          --             202,722
    Debt issue costs                                                      --             (13,638)
    Repayments of long term debt                                       (26,670)          (13,746)
                                                                  ------------      ------------
            Net cash (used in) provided by financing activities        (26,670)          736,255

Net decrease in cash and cash equivalents                             (402,101)         (245,395)

Cash and cash equivalents at beginning of period                     1,264,782           341,250
                                                                  ------------      ------------

Cash and cash equivalents at end of period                        $    862,681      $     95,855
                                                                  ============      ============

Supplemental schedule of disclosure of cash flow information:
Cash paid during year for:
    Interest                                                      $     10,879      $     34,780
    Income taxes                                                        24,100              --

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

2. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. The accompanying consolidated condensed balance sheet as of October 31, 2007 was derived from the audited consolidated financial statements as of October 31, 2007.

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

(c) Basic and Diluted Income Per Share:

Basic income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding at July 31, 2008 and July 31, 2007 was as follows:

                      (Shares)              2008           2007
                                            ----           ----

         Three Months Ended                210,938        152,598
         Nine Months Ended                 200,658        155,063


(d) Warranties and Service

Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability for expected warranty claims.

4. Related Party Transactions:

The Company has a note receivable from its former president and director totaling $58,325 and $66,680 at July 31, 2008 and October 31, 2007,
respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $262,546, payable over the next five years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

LaRita Boren and Leland E. Boren, both shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company's wholly-owned subsidiary, International Baler Corporation. These baler companies operate independent of each other.

International Baler Corporation had equipment sales to American Baler Company totalling $56,415 in the quarter ending July 31, 2008 and $224,440 in the first nine months of fiscal 2008. In fiscal 2007, sales to American Baler were $99,690 in the third quarter and $272,397 in the first nine months. These sales included types of products American Baler does not manufacture. These sales were made under the Company's normal dealer discount schedule. International Baler Corporation purchased no equipment or services from American Baler.

5. Inventories

Inventories consisted of the following:

                                July 31,            October 31,
                                  2008                 2007
                              ------------         ------------
          Raw Materials       $    855,993         $    688,113
          Work in process        1,466,339            1,260,094
          Finished Goods           265,972              256,953
                              ------------         ------------
                              $  2,588,304         $  2,205,160
                              ============         ============

6. Debt

In February 2007, the Company entered into a $202,722 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of $4,172 which includes principal and interest. Collateral for this loan includes all assets of the Company. The balance outstanding was $153,695 and $180,365 at July 31, 2008 and October 31, 2007.

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent (5.5% at July 31, 2008) and has a term of three years expiring in March 2010. The line of credit had an outstanding balance of $5,654 at July 31, 2008 and October 31, 2007 and the unused line of credit was $994,346 at July 31, 2008.

At July 31, 2008 the Company had a letter of credit totalling $224,100, expiring in July 2010, issued to a customer for warranty guarantees which is secured by restricted cash.

7. Income Taxes

As of July 31, 2008, the Company's anticipated annual effective tax rate is 36.7%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company's actual income taxes are as follows:

                                             Nine Months Ended July 31
                                          ------------------------------
                                              2008              2007
                                          ------------      ------------
Expected federal income tax expense
   (benefit) at statutory rate.                433,000            83,500
State income tax expense, net federal
   income tax effect                            46,000             8,500
Meals and entertainment                          2,000             3,000
Change in Valuation Allowance               (1,190,000)          (95,000)
Other                                          (20,000)             --
                                          ------------      ------------
       Income tax benefit                 $   (729,000)             --
                                          ============      ============

As required by Statement of Financial Accounting Standard No. 109, tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Through the first quarter of 2008, a full valuation allowance against accumulated deferred tax assets was provided, reflecting the uncertainty associated with future profitability. In the second quarter of 2008 the valuation allowance previously established against deferred tax assets was reassessed. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, $1,190,000 of the valuation allowance was reversed which resulted in an income tax benefit of approximately $865,000 during the quarter ended April 30, 2008. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of July 31, 2008, the deferred tax asset was approximately $718,000. The realization of deferred tax assets will depend on the Company's ability to continue to generate taxable income in the future.

The significant components of the net deferred income taxes at July 31, 2008 and October 31, 2007 are as follows:

                                              2008             2007
                                          ------------     ------------
Reserves and allowance                         323,000          332,000
Property, plant, and equipment                  46,000           52,000
General business credit carryforwards           54,000           40,000
Net operating loss carryforwards               295,000          766,000
                                          ------------     ------------
                                               718,000        1,190,000
Less valuation allowance                          --          1,190,000
                                          ------------     ------------

    Net deferred income taxes             $    718,000     $       --
                                          ============      ============

Net federal operating loss carryforwards for income tax purposes are approximately $784,000 and expire in years 2016 through 2026. The Company has an alternative minimum tax credit carryforward of approximately $54,000.

The Company adopted the provisions of FIN 48 on November 1, 2007, which had no impact to the Company's results of operations or financial position.

8. Stock-Based Compensation

The Company accounts for its stock based compensation under FASB Statement No. 123(R), Share-Based Payment (Statement 123 (R)). In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of July 31, 2008, the Company has no options outstanding under previously authorized plans. The outstanding stock options at July 31, 2008 have a remaining contractual term of four years. As all options are fully vested, there is no impact to net income for the three months or nine months ended July 31, 2008.

Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. There were no stock options exercised during the nine months ended July 31, 2008.

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

At July 31, 2008, the Company had a letter of credit totalling $224,100 issued for warranty guarantees, which is secured by restricted cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:  Three Month Comparison

In the third quarter ending July 31, 2008, the Company had net sales of $3,333,200, compared to net sales of $3,366,105 in the third quarter of fiscal 2007. The third quarter of 2008 and 2007 included a favorable product mix of high-end equipment which, in the third quarter of 2008 included ten auto-tie balers, two 2-ram balers and one rubber baler while the third quarter of 2007 included five rubber baler systems and two 2-ram balers.

The Company had pre-tax income of $391,055 in the third quarter of fiscal 2008 compared to pre-tax income of $360,282 in the third quarter of fiscal 2007. Gross profit margin in the quarter was 21.3% versus 20.6% in the third quarter of 2007. Selling and administration expenses increased by $23,639 in the current quarter versus the third quarter of the prior fiscal year. The higher selling and administration expense was primarily the result of costs related to the Company hiring a new President, Roger Griffin, in February 2008.

Results of Operations: Nine Month Comparison

The Company had net sales of $9,429,386 in the first nine months of fiscal 2008, as compared to net sales of $6,693,790 in the same period of fiscal 2007, an increase of 40.9%. The higher sales were the result of improved market conditions and new orders received in the fourth quarter of 2007. Shipments in the first nine months of fiscal 2008 included a significant number of large balers, five rubber baler systems, three to customers in China and two in the United States, seventeen auto-tie balers and seven two-ram balers.

The Company had net income of $2,001,979 in the first nine months of fiscal 2008 as compared to net income of $245,505 in the first nine months of fiscal 2007. Net income included the release of $1,190,000 of the valuation allowance against accumulated deferred tax assets. Gross profit margins were 24.8% in the first nine months of 2008 versus 18.1% in the first nine months of 2007. Excluding the income tax benefit, the higher net income and the improved gross margins were the result of the higher shipment volumes and higher margin product mix. Selling and administrative expense was $166,899 above the prior year level. The higher selling and administrative cost was primarily the result of the Company hiring an "Acting President" in July 2007 and a new President in February 2008 and additional costs related to conventions and shows.

In July 2007, the Company hired a consultant, Mr. Greg Kirkpatrick, for the purpose of improving the Company's manufacturing operations. Mr. Kirkpatrick was named "Acting President" in September 2007. The cost of this professional service and related expense to the Company was approximately $48,000 in the first quarter of fiscal 2008. Mr. Kirkpatrick completed his consulting project and left the Company in December of 2007. As stated previously, Roger Griffin was named President of the Company February 2008.

Although no assurances can be given, the Company believes that it will equal or exceed the results of the prior fiscal year due to the improved market conditions and higher level of shipments in the first nine months of the current year. The sales order backlog was approximately $3,112,000 at July 31, 2008 as compared to $3,900,000 at July 31, 2007.

Financial Condition and Liquidity:

Net working capital at July 31, 2008 was $3,387,142 as compared to $1,689,292 at October 31, 2007. The primary cause of the increase in net working capital was the release of the valuation allowance of the deferred tax asset, of which $522,455 impacted working capital, as well as the $952,444 increase in accounts receivable and the decrease in customer deposits of $272,888. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

The Company has a line of credit with First Guaranty and Trust Company of Jacksonville with a credit limit of $1,000,000. The interest rate on the line of credit is one-half percent above the prime rate and has a remaining term of three years expiring in March 2010. At July 31, 2008, the line of credit had an outstanding balance of $5,654.

In February 2007, the Company entered in to a $202,722 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of $4,172 which includes principal and interest. The remaining balance of this loan was $153,695 at July 31, 2008. Collateral for this loan includes all assets of the Company.

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

ITEM 5 OTHER INFORMATION

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

Dated: September 10, 2008



                                       WASTE TECHNOLOGY CORPORATION


                                       BY: /s/Roger Griffin
                                           -------------------------------------
                                           Roger Griffin
                                           Chief Executive Officer



                                       BY: /s/William E. Nielsen
                                           -------------------------------------
                                           William E. Nielsen
                                           Chief Financial Officer