Form 10-K
period 2008-10-31
WASTE TECHNOLOGY CORP
filed 2009-01-21
CIK 781902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K
(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended OCTOBER 31, 2008 or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

                           Commission File No. 0-14443




                             WASTE TECHNOLOGY CORP.
--------------------------------------------------------------------------------
                (Name of registrant as specified in its charter)


         DELAWARE                                              13-2842053
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


    5400 RIO GRANDE AVENUE, JACKSONVILLE, FLORIDA               32254
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                (Zip Code)


         Registrant's telephone number, including area code:  (904) 358-3812.


Securities registered pursuant to Section 12(b) of the Act: NONE.
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01
                                                            PAR VALUE PER SHARE.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [_] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]    Accelerated Filer [_]   Non-accelerated Filer [_]
Smaller Reporting Company [X]
 (Do not check if a Smaller Reporting Company)
================================================================================

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (April 30, 2008 closing price $2.03): $4,341,872

     State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (January 15, 2009): 4,933,895

     Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
------

     Item 1.    Business.....................................................  2

     Item 2     Properties...................................................  6

     Item 3.    Legal Proceedings............................................  7

     Item 4.    Submission of Matters to a Vote of Security Holders..........  7



PART II
-------

     Item 5.    Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities............  7

     Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operation.....................................  8

     Item 8.    Financial Statements and Supplementary Data.................. 13

     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................... 13

     Item 9A(T) Controls and Procedures...................................... 13

     Item 9B.   Other Information............................................ 15



PART III
--------

     Item 10.   Directors and Executive Officers and Corporate Governance ... 15

     Item 11.   Executive Compensation....................................... 19

     Item 12.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters................... 23

     Item 13.   Certain Relationships and Related Transactions, and
                Director Independence........................................ 24

     Item 14.   Principal Accountant Fees and Services....................... 26



PART IV
-------

     Item 15.   Exhibits, Financial Statement and Schedules.................. 27



SIGNATURES .................................................................. 30

                                     PART I
                                     ------

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

Waste Tech and IBC maintain their executive offices and manufacturing facilities at 5400 Rio Grande Avenue, Jacksonville, Florida 32254. Waste Tech's telephone number is (904) 358-3812. Unless the context otherwise requires, the term "Company" as used herein, refers to Waste Tech and its subsidiary on a consolidated basis. The Company's fiscal year end is October 31.

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

         General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $400,000. General purpose baler sales constituted approximately 66% and 55% of net sales on a consolidated basis for the fiscal years ended October 31, 2008 and 2007, respectively.

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

Specialty balers range in price from approximately $3,000 to $300,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 21% and 30% of net sales on a consolidated basis for the fiscal years ended October 31, 2008 and 2007,respectively.

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

Most of the sales of IBC are made by its sales force of four (4) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately 35% of net sales are made through manufacturer's representatives and dealers. Sales made through the Company's dealers are generally discounted and sales are recorded net of the discount amount. Occasionally sales are made with a commission payment, selling expense, through a representative who is not a dealer.

The Company's general purpose balers are sold primarily in the eastern United States to such end users as waste producing retailers (supermarkets and liquor stores, for example), restaurants, manufacturing and fabricating plants, bulk material producers, nuclear plants, and solid waste recycling facilities. Specialty balers are sold throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. Both types of balers are sold abroad. During fiscal 2008, foreign sales amounted to $3,114,130 or approximately 24% of consolidated sales. In fiscal 2007, foreign sales amounted to $3,320,734, approximately 34% of the Company's net sales.

During fiscal 2008, IBC had sales to more than 600 customers, none of which accounted for more than 10% of net sales for the year. In fiscal 2007 the Company had one customer which accounted for 17% of its net sales.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2008 were $2,414,000 and at October 31, 2007 were $3,444,000. The
Company generally delivers its orders within four (4) months of the date booked.

         Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 11% and 13% of the Company's consolidated net sales for fiscal 2008 and 2007, respectively.

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

         Employees

As of October 31, 2008, the Company employed 62 persons as follows: 6 in management and supervision; 7 in sales and service; 43 in manufacturing; and, 6 in administration.

         Available Information

The Company is a reporting company, as that term is defined under the Securities Acts, and therefore, files reports, including, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and other information with the Securities and Exchange Commission (the "Commission"). In addition, the Company will provide, without charge to its stockholders, upon written or oral request by such stockholder, a copy of any information referred to herein that is incorporated by reference except exhibits to such information that are incorporated by reference unless the exhibits are themselves specifically incorporated by reference. All such requests should be directed to William E. Nielsen, at Waste Technology Corp., 5400 Rio Grande Avenue, Jacksonville, Florida 32254, telephone number (904) 358-3812.

The Company is an electronic filer. The Commission maintains a web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission, including all of the Company's filings with the Commission. The address of such site is (http://www.sec.gov).

The Company's website is located at http://www.intl-baler.com. Under the "Corporate Information" section of the website, you may access, free of charge, the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings (Form 3, 4 and 5) and any amendments to those reports as reasonably practicable after the Company electronically files such reports with the SEC. The information contained on the Company's website is not part of this Report or any other report filed with the SEC.


ITEM 2.  PROPERTIES

IBC is the owner of the buildings and property located at 5400 Rio Grande Avenue, Jacksonville, Florida. The building contains approximately 62,000 square feet and is situated on eight (8) acres. IBC manufactures all of the Company's products at this location. The property has no mortgage. However, the Company's primary lender, First Guaranty Bank & Trust Company, has a security interest in the property as part of the collateral for the line of credit and promissory note which it provides to the Company. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter ending October 31, 2008.




                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol WTEK.OB. As of October 31, 2008, the number of shareholders of record of the Company's Common Stock was approximately 500, and management believes that there are approximately 1,000 beneficial owners of the Company's common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2008 and 2007, are set forth below.

         Fiscal Year Ended
         October 31, 2008                  High               Low
                                          ------            ------
         First Quarter                    $ 1.35            $ 0.95
         Second Quarter                     2.05              1.17
         Third Quarter                      2.20              1.44
         Fourth Quarter                     2.01              1.05

         Fiscal Year Ended
         October 31, 2007                  High               Low
                                          ------            ------
         First Quarter                    $ 1.03            $ 0.40
         Second Quarter                     2.00              0.58
         Third Quarter                      0.80              0.70
         Fourth Quarter                     1.25              0.60


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

         Recent Sales of Unregistered Securities

During the past two years ended October 31, 2008, the Company has not sold any unregistered securities.

         Purchases of Equity Securities

During the fiscal year ended October 31, 2008, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

         Securities authorized for issuance under equity compensation plans.

         None


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Results of Operations

For the fiscal year ending October 31, 2008, net sales were $12,768,868 compared to $9,634,221 in fiscal 2007, an increase of 32.5%. The increased net sales were the result of improved market conditions at the end of fiscal 2007 and in the first ten months of 2008. In fiscal 2008 the Company shipped twenty-one auto-tie balers as compared to seven in 2007 and shipped eight rubber baler systems in 2008 versus six in 2007.

The Company had net income of $2,055,282 in fiscal 2008 compared to net income of $602,460 in fiscal 2007. Net income included the release of $1,190,000 of the valuation allowance against accumulated deferred tax assets. Pre-tax income was $1,399,722 in 2008 versus $607,559 in 2007. The higher pre-tax income in 2008 was the result of the higher shipments than in the prior year. Gross profit margins improved to 22.6% in 2008 from 20.5% in 2007 due primarily to the higher level of shipments and the additional absorption of fixed costs.

Selling and administrative expenses increased by $204,669 in 2008, a 15.2% increase from the prior year, however, these expenses as a percentage of sales decreased from 14.0% in 2007 to 12.1% in 2008. The primary increase in administrative expense in fiscal 2008 was the result of the hiring of an "Acting President", Mr. Greg Kirkpatrick in July 2007 through December 2007, and the hiring of a new president, Roger Griffin, in February 2008. The Company paid directors fees of $44,000 in fiscal 2008 and $34,000 in fiscal 2007 to directors who were not employees of the Company.

         Liquidity and Capital Resources

The Company's net working capital at October 31, 2008, was $3,449,519 as compared to $1,689,292 at October 31, 2007. The Company currently believes that it will have sufficient cash flow from operations to be able to make the balance of all of its installment payments and fund other operating activities for the next twelve months.

In February 2007 the Company entered into a $202,722 term loan agreement with First Guaranty Bank and Trust of Jacksonville. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of principal and interest of $4,172. Collateral for this loan includes all assets of the Company.

In March 2007, the Company had its $500,000 line of credit agreement with First Guaranty Bank and Trust of Jacksonville increased to $1,000,000. The line of credit allows the Company to borrow against the Company's assets. The line of credit bears interest at the prime rate plus one-half percent and has a remaining term of three years to March 2010. The line of credit had an outstanding balance of $5,654 at October 31, 2008 and 2007, and the unused line of credit was $994,346 at October 31, 2008. The Company has a certificate of deposit which is security for a letter of credit with Wachovia Bank of $224,100 which expires on July 31, 2010.

The Company made additions to its manufacturing equipment of $108,192 and improvements to its buildings of $96,380 in fiscal 2008. As stated previously, (see Item 2) the Company has completed the preliminary planning for a potential plant expansion of approximately 30,000 square feet of manufacturing space which would require an investment of approximately $2,000,000. The cost of the plant expansion planning, $65,000, includes civil plans and architectural drawings. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

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

         Inflation

The costs of the Company and its subsidiary are subject to the general inflationary trends existing in the general economy. The Company believes that expected pricing by its subsidiary for balers will be able to include sufficient increases to offset any increase in costs due to inflation. During fiscal 2008 the Company experienced substantial increases in steel prices, a major component of its products, and the Company was able to increase prices to cover the additional cost.

         Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in our estimates could materially impact our results of operations and financial condition in any particular period.

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

         Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses on trade receivables resulting from the inability to collect outstanding accounts due from its customers. The allowances include estimates of specific amounts for those accounts that are likely to be uncollectible, such as bankruptcies, and general allowances for those accounts that management currently believes to be collectible but may later become uncollectible. Management believes the estimates used in determining the allowance for doubtful accounts are critical accounting estimates because changes in credit worthiness and economic conditions, including bankruptcies, could have a material impact on operating results.

The estimates used to determine the allowances for doubtful accounts are based on historical collection experience, current economic trends, credit-worthiness of customers, and changes in customer payment terms. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

         Inventory Allowance

The Company maintains an allowance for excess or slow moving inventory based on the expectation that this inventory will become obsolete or unusable within a reasonable time period. Company personnel review the potential usage of inventory components on a regular basis and all inventory is reviewed annually. The allowance is estimated based on factors such as historical trends, current market conditions and management's assessment of when the inventory would likely be sold and the quantities and prices at which the inventory would likely be sold in the normal course of business. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin and net income. Obsolete or damaged inventory is disposed of or written down to net realizable value on a quarterly basis. Additional adjustments, if necessary, are made based on management's specific review of inventory on-hand. Management believes the estimates used in determining the allowance for excess and slow moving inventory are critical accounting estimates as changes in the estimates for both segments could have a material impact on net income and the estimates involve a high degree of judgment.

         Warranty Allowance

The Company warrants its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers a service plan for other required repairs and maintenance. Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability for expected warranty claims. The warranty allowance is based on historical warranty costs, the amount of prior year shipments, and known potential warranty issues.

         Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the $650,760 of deferred tax assets at October 31, 2008 as management believes it will fully utilize them.

Beginning with the adoption of FASB Interpretation No. 48, ACCOUNTING FOr UNCERTAINTY IN INCOME TAXES (FIN 48) as of November 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

         Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." "SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 becomes effective for fiscal years beginning after November 15, 2007, which is the Company's 2009 fiscal year beginning on November 1, 2008. In February 2008, the FASB issued FASB staff position No. 157-2, effective date of FASB statement No. 157 (FSP 157-2), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company continues to evaluate the impact of SFAS No. 157 and FSP 157-2 on its consolidated financial statements, but at this time does not expect the potential impact of adopting this standard to have a material effect on the Company's financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. "SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. This new standard becomes effective for fiscal years that begin after November 15, 2007, which is the Company's 2009 fiscal year beginning on November 1, 2008. The Company continues to evaluate the impact of SFAS No. 159 on its consolidated financial statements.

In December 2007, FASB issued FASB Statement No. 141R, BUSINESS COMBINATIONS (Statement 141R) and FASB Statement No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT TO ARB NO. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrollig interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operations and financial position.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data commence on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9A(T). CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures

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

         Internal Control over Financial Reporting

         (a) Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining effective internal controls over financial reporting, as such terms is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Management, with the participation of the Company's principal executive and principal financial officers, assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2008. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission ("COSO").

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error or circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and reporting and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of October 31, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

         (b)  Changes in Internal Control over Financial Reporting

During the year ended October 31, 2008, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

At a Board of Directors meeting held on January 5, 2009 the Board of Directors named Mr. John J. Martorana to the Board of Directors of the Company. Most recently Mr. Martorana has been a consultant to several divisions of Wastequip, Inc. since 2007. Mr. Martorana was the President of Wastequip of Florida from 1994 to 2007 after joining the Company in 1991 as Vice President. From 1984 to 1991 he was responsible for sales and steel purchasing for Industrial Refuse Sales Inc., a family owned business which was sold to Wastequip, Inc. Prior to joining Industrial Refuse Sales Mr. Martorana worked in the steel industry. He graduated from Butler University, Indianapolis, Indiana in 1972.



                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         Identification of Directors and Officers

The current executive officers and directors of the Company are as follows:

                                                                 DATE OF INITIAL
                                                                 ELECTION OR
NAME                        AGE     POSITIONS HELD               DESIGNATION
----                        ---     --------------               ---------------

Roger Griffin               47      Director                     4/21/08
5400 Rio Grande Ave.                President &
Jacksonville, FL 32254              Chief Executive Officer

LaRita Boren                72      Director                     3/09/05
9315 South 950 East
Upland, IN 46989

Leland E. Boren             85      Director                     3/09/05
9315 South 950 East
Upland, IN 46989

Ronald L. McDaniel          69      Director                     5/16/06
2700 West 36th Place                Chairman of the Board
Chicago, IL 60632

William E. Nielsen          61      Director                    11/20/97
5400 Rio Grande Ave.                Chief Financial Officer      6/14/94
Jacksonville, FL 32254

Matthew M. Price            41      Director                     5/11/07
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

David B. Wilhelmy           54      Director                     9/01/02
5400 Rio Grande Ave.                Vice President Sales
Jacksonville, FL 32254              and Marketing

John J. Martorana           58      Director                     1/5/09
5148 Hanover Lane
Lakeland, FL 33817

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

During fiscal 2008 the Board of Directors met three times.

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

         Background of Executive Officers and Directors

The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

Roger Griffin joined the Company in February 2008 as President and Chief Executive Officer. Previously Mr. Griffin was Vice President of Operations at Schaefer Interstate Railing in Salisbury, NC. Prior to that Mr. Griffin spent several years with Metaldyne which acquired the Whitsett, NC plant of Dana Corporation and before that he spent eleven years in management with Dana Corporation at their Whitsett, NC and Jonesboro, AR facilities.

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

William E. Nielsen prior to joining the Company, acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993, he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a BBA in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.

David B. Wilhelmy prior to joining the Company, Mr. Wilhelmy was Vice President/Sales and Acquisitions for Consolidated Packaging Systems, a joint venture with Gryphon Investors to consolidate the packaging systems distribution industry, from January 2000 through August 2002. Mr. Wilhelmy was the Southeast Regional Vice President of Sales and Marketing for Packaging for Unisource Distribution Company from 1993 to 2000. Mr. Wilhelmy received a Bachelor Degree in Business Administration from Madison University.

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

John J. Martorana has been a consultant to several divisions of Wastequip, Inc. since 2007. Mr. Martorana was the President of Wastequip of Florida from 1994 to 2007 after joining that company in 1991 as Vice President. From 1984 to 1991 he was responsible for sales and steel purchasing for Industrial Refuse Sales Inc., a family owned business which was sold to Wastequip, Inc. Prior to joining Industrial Refuse Sales Mr. Martorana worked in the steel industry. He graduated from Butler University in 1972.

         Involvement in Certain Legal Proceedings

To the knowledge of the Company's management, during the past five years, no director, person nominated to become a director or an executive officer of the
Company:

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


Section 16 (a) Beneficial Ownership Reporting Compliance

In fiscal 2008, none of the Company's officers, directors, and beneficial owners of more than ten percent of the company's common stock were delinquent in filing of any of their Form 3, 4, and 5 reports.

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

         Waste Technology Corp.
         Attention: William E. Nielsen
         5400 Rio Grande Avenue
         Jacksonville, Florida 32254
         (904)358-3812

         Committees

The Company's Board of Directors consists of eight members, three of whom the Board has determined are independent, Ronald McDaniel, Mathew Price and John Martorana. The Company has sought and continues to seek appropriate individuals to serve on the Board of Directors who meet the requirements necessary to qualify as independent directors to serve on the Company's Board of Directors. The Company has encountered difficulty in finding such independent directors because it does not have sufficient funds to purchase directors and officers insurance or compensate such independent directors for their services.

Ronald McDaniel, Mathew Price and LaRita Boren are members of Board's Audit Committee. Mr. McDaniel serves as the audit committee's "financial expert" as that term is defined by applicable Securities and Exchange Commission ("SEC") regulations. Mr. McDaniel's qualifications for this position are based upon his educational background and work experience as set forth above. The Company's Audit Committee Charter is posted on the Company's website.

LaRita Boren and Mathew Price are members of the nominating committee. In identifying Board candidates, the committee will seek recommendations from existing Board members, executive officers of the Company and all persons who own more than five percent (5%) of the Company's outstanding stock. The Board has no stated specific minimum qualifications that must be met by a candidate for a position on the Board of Directors. The Board will consider a variety of factors in evaluating the qualifications of a candidate including the candidate's professional experience, educational background, knowledge of the Company's business and personal qualities. The Board may, when appropriate, retain an executive search firm and other advisors to assist it in identifying candidates for the Board. In addition, the Board will consider any candidates that may have been recommended by any of the Company's stockholders who have made those recommendations in accordance with the Company's procedures described in the Company's last notice of annual meeting and proxy statement (the "Notice"). There have been no changes to those procedures since the mailing of the Notice. In addition, such stockholder recommendation must be accompanied by
(1) such information about each prospective director nominee as would have been required to be included in a proxy statement filed pursuant to the rules of the SEC had the prospective director nominee been nominated by the Board of Directors and (2) that the prospective director nominee has consented to be named, if nominated, as a nominee and, if elected, to serve as a director.



ITEM 11. EXECUTIVE COMPENSATION

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

         Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2008 and 2007:

                           SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION                        LONG TERM AWARDS
==================================================================================================================
                                                       OTHER ANNUAL
NAME AND                         SALARY       BONUS    COMPENSATION    NUMBER OF     ALL OTHER         TOTAL
PRINCIPAL POSITION      YEAR       ($)         ($)          ($)         OPTIONS     COMPENSATION    COMPENSATION
==================================================================================================================
Roger Griffin           2008      91,500      50,000        -0-           -0-           -0-           141,500
President & CEO

William E. Nielsen      2008     133,302      22,000        -0-           -0-           -0-           155,302
Chief Financial         2007     131,440      17,500        -0-           -0-           -0-           148,940
Officer(1)

David B. Wilhelmy       2008     132,305      22,000        -0-           -0-           -0-           154,305
Vice President Sales    2007     129,602      17,500        -0-           -0-           -0-           147,102
and Marketing

Greg Kirkpatrick        2008      29,475         -0-        -0-           -0-           -0-            29,475
Acting President(2)     2007      58,950         -0-        -0-           -0-           -0-            58,950
==================================================================================================================


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

  OPTION AWARDS                                                              STOCK AWARDS
====================================================================================================================================
Name        Number       Number of      Equity      Option     Option        Number       Market Value    Equity        Equity
            of           Securities     Incentive   Exercise   Expiration    of           of Shares or    Incentive     Incentive
            Securities   Underlying     Plan        Price      Date          Shares       Units of        Plan          Plan Awards:
            Underlying   Unexercised    Awards:     ($)                      or Units     Stock That      Awards:       Market or
            Unexercised  Options        Number                               of Stock     Have Not        Number of     Payout Value
            Options      (#)            of                                   That         Vested          Unearned      of Unearned
            (#)          Unexercisable  Securities                           Have Not     (#)             Shares,       Shares,
            Exercisable                 Underlying                           Vested                       Unitsor       Units or
                                        Unexercised                          (#)                          Other         Other Rights
                                        Unearned                                                          Rights That   That Have
                                        Options                                                           Have Not      Not Vested
                                                                                                          Vested        (#)
                                        (#)                                                               (#)

(a)         (b)          (c)            (d)         (e)       (f)            (g)          (h)             (i)           (j)
====================================================================================================================================
William E.  250,000      -0-            -0-         $0.30      2/7/2012      -0-          -0-             -0-           -0-
Nielsen
Chief
Financial
Officer
====================================================================================================================================




_____________________
1.  William Nielsen was President and CEO until September 18, 2007.
2. Greg Kirkpatrick was acting President from September 18, 2007 to December 19, 2007.

None of the Company's other Executive Officers earned compensation in fiscal 2008 and 2007 in excess of $100,000 for services rendered to the Company in any capacity.

         Option Grants and Exercises in Last Fiscal Year

No options were granted or exercised during fiscal 2008 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2008.

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

Directors who are on the Company's Audit, Compensation, and Nominating Committees do not receive any consulting, advisory or compensatory fees from the Company. However, such Board members may receive fees from the Company for their services on those committees.

-------------------------------------------------------------------------------------------------------------------------------
                                       DIRECTOR COMPENSATION FOR FISCAL 2008
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        Change in        All Other      Total
Name                     Fees             Stock           Option       Non              Pension Value    Compensation
                         Earned or        Awards          Awards       Equity           and Nonqualified
                         Paid                                          Incentive        Deferred
                         in Cash                                       Plan             Compensation
                                                                       Compensation     Earnings

                         ($)              ($)             ($)          ($)              ($)              ($)            ($)
------------------       -------          ------          ------       ------           ------           ------         -------
Ronald L. McDaniel        12,000             -0-             -0-          -0-              -0-              -0-          12,000

------------------       -------          ------          ------       ------           ------           ------         -------
Mathew M. Price           12,000             -0-             -0-          -0-              -0-              -0-          12,000

------------------       -------          ------          ------       ------           ------           ------         -------
LaRits Boren              10,000             -0-             -0-          -0-              -0-              -0-          10,000

------------------       -------          ------          ------       ------           ------           ------         -------
Leland Boren              10,000             -0-             -0-          -0-              -0-              -0-          10,000

------------------       -------          ------          ------       ------           ------           ------         -------

         Employment Contracts

The Company does not have employment contracts with the Chief Executive Officer or any other member of management.

         Compensation Committee Interlocks and Insider Participation

There are no interlocking relationships between any member of the Company's Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company.

         Compensation Committee Report

The Compensation Committee reviews with management the Compensation Discussion & Analysis section of the Company's 2008 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Proxy Statement for 2008 and in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

The Compensation Committee
         LaRita Boren
         Ronald L. McDaniel



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2008 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2008 with these computations based on 4,933,895 shares of common stock being outstanding at that time.

                                              AMOUNT OF             APPROXIMATE
NAME AND ADDRESS OF                           BENEFICIAL            PERCENT
 BENEFICIAL OWNER           TITLE HELD        OWNERSHIP(1)          OF CLASS

Roger Griffin               President            None                 -0-
5400 Rio Grande Ave.        & CEO
Jacksonville, FL 32254

LaRita Boren                Director            2,423,853            46.8%
9315 South 950 East
Upland, IN 46989

Leland E. Boren             Director              220,768             4.3%
9315 South 950 East
Upland, IN 46989

Ronald L. McDaniel          Director             None                 -0-
Western-Cullen-Hayes, Inc.
2700 W. 36th Place
Chicago, IL 60632

William E. Nielsen          Director              250,000(2)          4.8%
5400 Rio Grande Avenue      Chief Financial
Jacksonville, FL 32254      Officer

Mathew M. Price             Director             None                 -0-
Bingham McHale LLP
10 West Market Street
Indianapolis, IN 46204

Alexander C. Toppan          Stockholder          496,050(3)         10.1%
40 Spectacle Ridge Road
South Kent, CT 06785

David B. Wilhelmy            Director            None                 -0-
5400 Rio Grande Avenue       Vice President Sales
Jacksonville, FL 32254       and Marketing

Waste Technology Corporation Stockholder          150,421(4)          2.9%
Profit Sharing Trust
5400 Rio Grande Avenue
Jacksonville, FL 32254

All Officers and Directors                      3,045,042(5)         58.7%
as a Group (5 persons)


________________
(1) Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.
(2) Consists of fully exercisable options to purchase 250,000 shares.
(3) Shares are held in joint tenancy with his wife, Mary Anne T. Toppan.
(4) Employees' Profit Sharing Trust of which William Nielsen is Trustee.
(5) Consists of 2,644,621 shares held directly; fully exercisable options to purchase 250,000 shares; and 150,421 shares held by Waste Technology Corporation Employee Profit Sharing Trust.



         Changes In Control

To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         Transactions with Management and Others

LaRita Boren and Leland E. Boren, both, shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company's wholly-owned subsidiary, IBC. These baler companies operate completely independent of each other.

In the fiscal years ending October 31, 2008 and 2007 IBC had equipment sales to American Baler Company totalling $ 224,440 and $361,729, respectively. These sales included types of products American Baler does not manufacture. These sales were made under the Company's normal dealer discount schedule. IBC purchased no equipment from American Baler.

In July of 2007 the Company hired a consultant thru Avis, Mr. Greg Kirkpatrick, for the purpose of improving the Company's manufacturing operations. Mr. Kirkpatrick was named "Acting President" in September 2007. The cost of the professional service and related expense to the Company was approximately $48,000 and $70,000 in fiscal 2008 and 2007, respectively. Kirkpatrick completed his consulting project and left the Company in December of 2007.

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

The Board of Directors has determined that and three of the Company's eight Directors, Ronald L. McDaniel, Matthew M. Price and John Martorana are independent as defined by the listing standards of the Nasdaq Stock Market Rules, Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission.

However, Rule 4350(c)(5) provides an exemption from the requirement that a majority of the Company's Directors be independent if the Company is considered a "controlled company". A controlled company is defined as a company of which more than 50% of the voting power is held by an individual, a group or another company. LaRita Boren and Leland E. Boren, who are husband and wife and members of the Company's Board of Directors, have a verbal agreement or understanding to vote their shares in a like manner. As Mr. And Mrs. Boren together beneficially own more than 50% of the outstanding shares of the Company's common stock, the Company is considered a "controlled company" under the applicable rules of The Nasdaq Stock Market and as such is exempt from certain of the corporate governance rules of The Nasdaq Stock Market, such as the requirement that the board of directors consist of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual consolidated financial statements for the fiscal years ended October 31, 2008 and 2007, and fees for other services rendered by KPMG LLP during those periods:

         Fee Category                      Fiscal 2008          Fiscal 2007
         ------------                      -----------          -----------

         Audit Fees                         $ 70,000             $ 70,000

         Audit-Related Fees                        0                    0

         Tax Fees                           $ 11,000               10,000

         All Other Fees                            0                    0

         Total Fees                         $ 81,000             $ 80,000

Audit fees include fees related to the services rendered in connection with the annual audit of the Company's consolidated financial statements, the quarterly reviews of the Company's quarterly reports on Form 10-Q and the reviews of and other services related to registration statements and other offering memoranda.

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

All of the 2008 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company's independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by KPMG LLP is compatible with maintaining KPMG LLP's independence and has concluded that it is.

ITEM 15. EXHIBITS

The Following Documents are Filed as Part of this Report

         1. Financial Statements:

            Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statements of Stockholders' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements


         2. Exhibits

            The following exhibits are filed with, or incorporated by reference into this report.


Exhibit
Number                           Description
-------  -----------------------------------------------------------------------

2.1 Agreement of Merger between International Baler Corporation and IBC Merger Corporation dated June 24, 1997 (Incorporated by reference to
         Exhibit 10.39 to Company's Current Report on Form 8-K, Date of Report June 27, 1997["Report on Form 8-K June 27, 1997"]).

2.2 Certificate of Merger of International Baler Corporation into IBC Merger Corporation (Incorporated by reference to Exhibit 10.39.1 to Report on Form 8-K June 27, 1997).

2.3 Certificate of Merger merging Consolidated Baling Machine Company, Inc. and Florida Waste Systems, Inc. Into International Baler Corporation filed July 30, 2004.

3.1 Articles of Incorporation and by-laws of Waste Technology Corp. and amendments (Incorporated by reference to the Company's Registration Statement on Form S-18 filed in April, 1985, Registration No. 2-97045[the "Statement on Form S-18"])

3.2 Certificate of Incorporation of International Baler Corporation f/k/a National Compactor & Technology Systems, Inc. and all amendments thereto (Incorporated by reference to Exhibit 3.3 to Form 8 Amendment No.1 to the Company's Annual Report on Form 10-K for the year ended October 31, 1989["Amendment No. 1 to 1989 Form 10-K"]).

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

4.1 1995 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended October 31, 1995).

10.1 Agreement between the Company and International Baler Corp. dated September 8, 1986, relating to acquisition of assets and stock (Incorporated by reference to Exhibit 10.1 to Statement on Form S-18).

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

10.3 Waste Technology Corp. Profit Sharing Plan including Agreement of Trust (Incorporated by reference to Exhibit 10.7 to Report on Form 8-K June 1, 1989).

10.4 Form of Deferred Compensation Agreement for Ted C. Flood (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10K for the year ended October 31, 1991).

10.5 Agreement between International Baler Corporation and Ted C. Flood dated as December 29, 1995 (Incorporated by reference to Exhibit 10.38 to the Company's Annual report on Form 10-KSB for the year ended October 31, 1996 [the "1996 Form 10-KSB"]).

10.6 Promissory Note made by Ted C. Flood to the order of International Baler Corporation dated December 29, 1995 (Incorporated by reference to
         Exhibit 10.38.1 to the 1996 Form 10-KSB).

10.7 Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated April 5, 1996 (Incorporated by reference to Exhibit 10.38.2 to the 1996 Form 10-KSB).

10.8 Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated October 5, 1996(Incorporated by reference to Exhibit
         10.38.3 to the 1996 Form 10-KSB).

14 Code of Ethics (Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended October 31,
         2003).

21*      List of the Company's subsidies

31* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         *  Exhibit filed with this Report.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WASTE TECHNOLOGY CORP.
                                           (Registrant)


                                           By: /s/ Roger Griffin
                                               ---------------------------
                                               Chief Executive Officer

                                           Dated: January 20, 2009



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.


SIGNATURE                        TITLE                          DATE
--------------------------       -----------------------        ----------------



/s/ Ronald L. McDaniel           Director                       January 20, 2009
--------------------------       Chairman of the Board
Ronald L. McDaniel



/s/Roger Griffin                 Director                       January 20, 2009
--------------------------       President and Chief
Roger Griffin                    Executive Officer



/s/ LaRita Boren                 Director                       January 20, 2009
--------------------------
LaRita Boren



/s/ Leland E. Boren              Director                       January 20, 2009
--------------------------
Leland E. Boren



/s/ William E. Nielsen           Director                       January 20, 2009
--------------------------       Chief Financial Officer
William E. Nielsen



/s/ Mathew M. Price              Director                       January 20, 2009
--------------------------
Mathew M. Price



/s/ David B. Wilhelmy            Director                       January 20, 2009
--------------------------       Vice President Sales
David B. Wilhelmy                and Marketing

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2008 AND 2007

     (WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THEREON)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Board of Directors and Stockholders
Waste Technology Corp.:

We have audited the accompanying consolidated balance sheets of Waste Technology Corp. and Subsidiary as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Technology Corp. and Subsidiary as of October 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

KPMG LLP

January 20, 2009
Jacksonville, Florida
Certified Pubic Accountants

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2008 AND 2007



                                                                  OCTOBER 31, 2008      OCTOBER 31, 2007
                                                                  ----------------      ----------------
ASSETS

Current Assets:
  Cash and cash equivalents                                       $      2,245,930      $      1,264,782
  Accounts receivable, net of allowance for doubtful accounts
      of $20,000 and $40,000 in 2008 and 2007, respectively              1,152,270               581,886
  Inventories                                                            1,734,261             2,205,160
  Prepaid expense and other current assets                                  81,476                59,888
  Deferred Income Taxes                                                    529,465                    --
                                                                  ----------------      ----------------
          Total current assets                                           5,743,402             4,111,716

Property, plant and equipment, at cost:                                  2,343,743             2,223,748
  Less:  accumulated depreciation                                        1,437,405             1,431,130
                                                                  ----------------      ----------------
          Net property, plant and equipment                                906,338               792,618

Other assets:
  Restricted cash                                                          224,100               224,100
  Other assets                                                              16,064                24,860
  Due from former Director                                                  40,702                51,842
  Deferred Income Taxes                                                    114,495                    --
                                                                  ----------------      ----------------
          Total other assets                                               395,361               300,802

TOTAL ASSETS                                                      $      7,045,101      $      5,205,136
                                                                  ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                       $          5,654      $          5,654
  Current maturities of long term debt                                      39,109                35,886
  Accounts payable                                                         553,268               774,372
  Accrued liabilities                                                      404,177               488,110
  Accrued payroll and commissions                                          295,402               131,647
  Current portion of deferred compensation                                  67,000                67,000
  Customer deposits                                                        929,273               919,755
                                                                  ----------------      ----------------
          Total current liabilities                                      2,293,883             2,422,424

Long Term Debt                                                             105,324               144,479
Deferred compensation, net of current portion                              183,641               231,262
                                                                  ----------------      ----------------
          Total liabilities                                              2,582,848             2,798,165


Stockholders' equity:
  Preferred stock, par value $.0001, 10,000,000 shares
     authorized, none issued                                                    --                    --
  Common stock, par value $.01, 25,000,000 shares
     authorized;  6,179,875 shares issued in 2008 and 2007                  61,799                61,799
  Additional paid-in capital                                             6,347,187             6,347,187
  Accumulated deficit                                                   (1,265,323)           (3,320,605)
                                                                  ----------------      ----------------
                                                                         5,143,663             3,088,381

  Less:  Treasury stock, 1,245,980 shares in 2008 and 2007,
         at cost                                                          (681,410)             (681,410)
                                                                  ----------------      ----------------

                  Total stockholders' equity                             4,462,253             2,406,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $      7,045,101      $      5,205,136
                                                                  ================      ================


See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2008 AND 2007



                                                                        2008                  2007
                                                                  ----------------      ----------------
Net Sales
     Equipment                                                    $     11,335,565      $      8,396,470
     Parts and Service                                                   1,433,303             1,237,751
                                                                  ----------------      ----------------
Total Net Sales                                                         12,768,868             9,634,221

Cost of Sales                                                            9,879,182             7,661,519
                                                                  ----------------      ----------------

Gross Profit                                                             2,889,686             1,972,702


Operating Expense:
     Selling Expense                                                       573,806               556,772
     Administrative Expense                                                974,335               786,700
                                                                  ----------------      ----------------
Total Operating Expense                                                  1,548,141             1,343,472

Operating Income                                                         1,341,545               629,230

Other Income (Expense):
     Interest Income                                                        36,462                13,576
     Interest Expense                                                      (22,928)              (51,535)
     Other Income                                                           44,643                16,288
                                                                  ----------------      ----------------
Total Other Income (Expense)                                                58,177               (21,671)


Income Before Income Taxes                                               1,399,722               607,559

Income Tax Provision (Benefit)                                            (655,560)                5,099
                                                                  ----------------      ----------------

Net Income                                                        $      2,055,282      $        602,460
                                                                  ================      ================


Basic income per share                                            $           0.42      $           0.12
Diluted income per share                                                      0.40                  0.12

Weighted average number of shares outstanding - Basic                    4,933,895             4,933,895
                                              - Diluted                  5,136,125             5,093,534


See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED OCTOBER 31, 2008 AND 2007



                                       COMMON STOCK                                           TREASURY STOCK
                                -------------------------                               -------------------------
                                   NUMBER                    ADDITIONAL                    NUMBER                     TOTAL
                                 OF SHARES        PAR         PAID-IN     ACCUMULATED        OF                    STOCKHOLDERS'
                                   ISSUED        VALUE        CAPITAL       DEFICIT        SHARES        COST         EQUITY
                                -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at October 31, 2006       6,179,875        61,799     6,347,187    (3,923,065)    1,245,980      (681,410)    1,804,511

     Net Income                         -0-           -0-           -0-       602,460           -0-           -0-       602,460
                                -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at October 31, 2007       6,179,875        61,799     6,347,187    (3,320,605)    1,245,980      (681,410)    2,406,971

     Net Income                         -0-           -0-           -0-     2,055,282           -0-           -0-     2,055,282
                                -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at October 31, 2008       6,179,875   $    61,799   $ 6,347,187   $(1,265,323)    1,245,980   $  (681,410)  $ 4,462,253
                                ===========   ===========   ===========   ===========   ===========   ===========   ===========



See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2008 AND 2007



                                                                        2008                  2007
                                                                  ----------------      ----------------
Cash flow from operating activities:
  Net income                                                      $      2,055,282      $        602,460
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                          99,648                83,819
     Gain on sale of equipment                                              (7,600)              (35,000)
     Provision for Doubtful Accounts, net of recoveries                    (20,000)               10,000
     Deferred Income Taxes                                                (643,960)                   --
     Changes in operating assets and liabilities:
       Accounts receivable                                                (550,384)              510,428
       Inventories                                                         470,899              (897,000)
       Prepaid expenses and other current assets                           (21,588)                2,081
       Accounts payable                                                   (221,104)              153,180
       Accrued liabilities, payroll, commissions and
          deferred compensation                                             32,201               (73,127)
       Customer deposits                                                     9,518               638,482
                                                                  ----------------      ----------------
           Net cash provided by operating activities                     1,202,912               995,323

Cash flows from investing activities:
   Proceeds from notes receivable from former Director                      11,140                10,493
   Proceeds from sale of equipment                                           7,600                35,000
   Purchase of property and equipment                                     (204,572)             (128,573)
   Proceeds from short-term and long-term Investments                           --              (156,355)
                                                                  ----------------      ----------------
           Net cash used in investing activities                          (185,832)             (239,435)

Cash flows from financing activities:
    Net receipts from revolving promissory note                                 --                   917
    Proceeds from long-term debt                                                --               202,722
    Debt issue costs                                                            --               (13,638)
    Repayments of long term debt                                           (35,932)              (22,357)
                                                                  ----------------      ----------------
            Net cash (used in) provided by financing activities            (35,932)              167,644

Net increase in cash and cash equivalents                                  981,148               923,532

Cash and cash equivalents at beginning of period                         1,264,782               341,250
                                                                  ----------------      ----------------

Cash and cash equivalents at end of period                        $      2,245,930      $      1,264,782
                                                                  ================      ================

Supplemental disclosure of cash flow information:
Cash paid during year for:
    Interest                                                      $         14,132      $         41,042
    Income taxes                                                            24,100                    --

See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                            October 31, 2008 and 2007


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

     The Company's customers include recycling facilities, paper mills, textile mills, and the companies which generate the materials for baling and recycling. The Company sells its products worldwide with 20% to 35% of its annual net sales outside the United States.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of Waste Technology Corporation and its wholly owned subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  USE OF ESTIMATES

          The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, valuation of deferred tax assets, valuation of inventory, and estimates for warranty claims. Actual results could differ from those estimates.

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

     (e)  ACCOUNTS RECEIVABLE & ALLOWANCE FOR DOUBTFUL ACCOUNTS

          Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                            October 31, 2008 and 2007


          losses inherent in its accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

     (f)  INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined by a method that approximates the first-in, first-out method. Work in process and finished goods are valued based on underlying costs to manufacture balers which includes direct materials, direct and indirect labor, and overhead. The Company maintains an allowance for excess or slow moving inventory based on the expectation that this inventory will become obsolete or unusable within a reasonable time period. Company personnel review the potential usage of inventory and inventory components on a regular basis.

     (g)  PROPERTY, PLANT, AND EQUIPMENT

          Property, plant and equipment are stated at cost. The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the double-declining balance and straight-line methods over the estimated lives of 5-20 years for machinery and equipment and 31-40 years for buildings.

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

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                            October 31, 2008 and 2007


          Beginning with the adoption of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48) as of November 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

          The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

     (i)  REVENUE RECOGNITION

          The Company recognizes revenue when finished products and/or parts are shipped and the customer takes ownership and assumes the risk of loss. Revenue from installation services is recognized on completion of the service. The Company recognizes revenue from repair services in the period in which the service is provided.

     (j)  WARRANTIES AND SERVICE

          The Company typically warrants its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at the Company's Jacksonville, Florida, facility, by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability for expected warranty claims.

          Warranty and service expense and accrual consisted of the following:

                                                       2008            2007
                                                    ----------      ----------
          Beginning balance of warranty accrual     $   58,059      $   86,147
          Warranty costs paid                         (231,875)        (73,267)
          Provision for warranty                       249,875          45,179
                                                    ----------      ----------
          Ending balance of warranty accrual        $   76,059      $   58,059
                                                    ==========      ==========

     (k)  EARNINGS PER SHARE

          Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. The dilutive impact of options outstanding was 202,230 shares and 159,639 shares for the years ending October 31, 2008 and 2007.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                            October 31, 2008 and 2007


     (l)  STOCK-BASED COMPENSATION

          The Company applies FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of October 31, 2008, the Company has no options outstanding under previously authorized plans and no options were issued during the years ended October 31, 2008 or 2007. The outstanding stock options at October 31, 2008 have a remaining contractual term of 4 years. As all options are fully vested, there is no impact to net income for the year ended October 31, 2008 and 2007.

          Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. There were no stock options exercised during the years ended October 31, 2008 and 2007.

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

     (n)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, revolving promissory note, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities. The term loan and the carrying amount of deferred compensation approximates fair value, based on current rates available to the Company for loans with similar maturities.

     (o)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 becomes effective for fiscal years beginning after November 15, 2007, which is the Company's 2009 fiscal year beginning on November 1, 2008. In February 2008, the FASB issued FASB staff position No. 157-2, effective date of FASB statement No. 157 (FSP 157-2), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company continues to evaluate the impact of SFAS No. 157 and FSP 157-2 on its

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                            October 31, 2008 and 2007


          consolidated financial statements, but at this time does not expect the potential impact of adopting this standard to have a material effect on the Company's financial position, results of operations or cash flows.

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

          In December 2007, FASB issued FASB Statement No. 141R, BUSINESS COMBINATIONS (Statement 141R) and FASB Statement No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT TO ARB NO. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrollig interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operations and financial position.


(3)  RELATED PARTY TRANSACTIONS

     The Company has a note receivable from the former president and director totaling $55,540 and $66,680 at October 31, 2008 and 2007, respectively. Interest accrues at the rate of 6% per annum.

     The Company has a deferred compensation agreement with the former president and director of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $250,641, payable over the next five years. A portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

     The consolidated statements of operations includes interest income on a previous officer and director note receivable of $3,698 and $4,345 for 2008 and 2007, respectively.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                            October 31, 2008 and 2007


     LaRita Boren and Leland E. Boren, both shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company's International Baler Corporation. These baler companies operate independent of each other.

     In the fiscal year ending October 31, 2008 and 2007 International Baler Corporation had equipment sales to American Baler Company totalling $224,440 and $361,729, respectively. These sales included types of products American Baler does not manufacture. These sales were made under the Company's normal dealer discount schedule. International Baler Corporation purchased no equipment or services from American Baler.

     In July of 2007 the Company hired a consultant, Mr. Greg Kirkpatrick, for the purpose of improving the Company's manufacturing operations. Mr. Kirkpatrick was named "Acting President" in September 2007. The cost of this professional service and related expense to the Company paid through Avis, was approximately $48,000 in the first quarter of fiscal 2008, Mr. Kirkpatrick completed his consulting project and left the Company in December of 2007. Roger Griffin was named president of the Company February 2008.


(4)  INVENTORIES

     Inventories consisted of the following:

                                                    2008            2007
                                                 ----------      ----------
     Raw Materials                               $  745,830      $  688,113
     Work in Process                                716,949       1,260,094
     Finished Products                              271,842         256,953
                                                 ----------      ----------
                                                 $1,734,261      $2,205,160
                                                 ==========      ==========


(5)  PROPERTY, PLANT, AND EQUIPMENT

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

                                                    2008            2007
                                                 ----------      ----------
     Land                                        $   82,304      $   82,304
     Building and Improvements                      864,758         811,269
     Machinery and Equipment                      1,230,003       1,133,009
     Vehicles                                        54,866         128,244
     Construction in Progress                       111,812          68,922
                                                  2,343,743       2,223,748
     Less accumulated depreciation                1,437,405       1,431,130
                                                 ----------      ----------
                                                 $  906,338      $  792,618
                                                 ==========      ==========

    Depreciation expense was $90,852 and $76,416 in 2008 and 2007, respectively.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                            October 31, 2008 and 2007


(6)  DEBT

     In February 2007 the Company entered into a $202,722 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of $4,172 which includes principal and interest. Collateral for this loan includes all assets of the Company.

     In March 2007, the Company had its $500,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville increased to $1,000,000. The line of credit allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent (0.5%) and has a term of three years expiring in March 2010. The line of credit had an outstanding balance of $5,654 at October 31, 2008 and 2007, and the unused line of credit was $994,346 at October 31, 2008.

     For the period ending October 31, contractual maturities are as following:

                          2009                         39,109
                          2010                         42,621
                          2011                         46,448
                          2012                         16,255
                                                    ---------
                                                    $ 144,433


(7)  COMMITMENTS AND CONTINGENCIES

     The Company in the ordinary course of business, is subject to claims made under, and from time to time are named as defendants in legal proceedings relating to the operations of its business, including the sale of its products. The Company believes that the reserves reflected in its Consolidated Financial Statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

     At October 31, 2008, the Company had a letter of credit totaling $224,100 issued for warranty guarantees, which is secured by restricted cash.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                            October 31, 2008 and 2007


(8)  INCOME TAXES

     Income tax expense attributable to income from continuing operations consists of:

                                                    2008            2007
                                                 ----------      ----------
     Current income tax expense/(benefit):
          Federal                                $  (11,600)     $    5,099
          State                                          --              --
                                                 ----------      ----------
                                                    (11,600)          5,099


     Deferred income tax expense/(benefit):
          Federal                                  (581,840)             --
          State                                     (62,120)             --
                                                 ----------      ----------
                                                   (643,960)             --
                                                 ----------      ----------
     Income tax provision (benefit)              $ (655,560)     $    5,099
                                                 ==========      ==========


     The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company's actual income taxes are as follows:

                                                    2008            2007
                                                 ----------      ----------
     Expected federal income tax expenses at
        statutory rate                           $  475,905      $  206,570
     State income tax expense, net federal
        income tax effect                            50,810          22,054
     Other - meals and entertainment                 10,910          18,200
     Change in valuation allowance               (1,190,283)       (212,100)
     Other                                          (20,392)        (18,344)
     Alternative Minimum Tax                         17,490           5,099
                                                 ----------      ----------
          Income tax provision (benefit)         $ (655,560)     $    5,099
                                                 ==========      ==========


     As required by Statement of Financial Accounting Standard No. 109, tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Through the first quarter of 2008, a full valuation allowance against accumulated deferred tax assets was provided, reflecting the uncertainty associated with future profitability. In the second quarter of 2008 the valuation allowance previously established against deferred tax assets was reassessed. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, $1,190,283 of the valuation allowance was reversed which resulted in an income tax benefit of $655,560 during the year ended October 31, 2008. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of October 31, 2008, the deferred tax assets were $650,760. The realization of deferred tax assets will depend on the Company's ability to continue to generate taxable income in the future.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                            October 31, 2008 and 2007


     The significant components of the net deferred income taxes at October 31, 2008 and 2007 are as follows:

                                                          2008           2007
                                                       ----------     ----------
     Deferred tax assets
          Reserves and allowance                       $  283,284     $  332,286
          Property, plant, and equipment                       --         52,242
          Alternative minimum tax credit carryforwards     52,192         39,801
          Net operating loss carryforwards                315,284        765,953
                                                       ----------     ----------
              Total gross deferred tax assets             650,760      1,190,283
              Less valuation allowance                         --      1,190,283
                                                       ----------     ----------
              Net deferred tax assets                     650,760             --

     Deferred tax liabilities
          Property, plant, and equipment                   (6,800)            --
                                                       ----------     ----------
              Total gross deferred tax liabilities         (6,800)            --

          Net deferred income taxes                    $  643,960     $       --
                                                       ==========     ==========


     Net federal operating loss carryforwards for income tax purposes are $837,854 and expire in years 2018 through 2027. The Company has an alternative minimum tax credit carryforward of $52,192.

     We have adopted the provisions of FIN 48 on November 1, 2007. No liability for unrecognized tax benefits was recorded as a result of implementing FIN
     48. For the year ended October 31, 2008, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended October 31, 2005 through October 31, 2008, the tax years which remain subject to examination by tax jurisdictions as of October 31, 2008.


(9)  STOCK OPTIONS

     In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of October 31, 2008, the Company has no remaining options to grant under previously authorized plans. The outstanding stock options at October 31, 2008 have a remaining contractual term of 4 years.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                            October 31, 2008 and 2007


(10) EMPLOYEES' BENEFIT PLAN

     The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan in 2008 or 2007.


(11) BUSINESS AND CREDIT CONCENTRATIONS

     Export sales were approximately 24% and 34% for the years ended October 31, 2008 and 2007, respectively. The principal international markets served by the Company, include Canada, China, United Kingdom, India, Korea, Japan, Russia, and Brazil. In 2008 and 2007, the Company had a percentage of total net sales of 7% and 17% to customers in China. In 2008 no single customer accounted for over 10% of the Company's sales. In 2007, one customer accounted for over 10% of the Company's sales.