Form 10-Q
period 2009-01-31
WASTE TECHNOLOGY CORP
filed 2009-03-13
CIK 781902

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009
                                                ----------------

                           Commission File No. 0-14443




                          WASTE TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
               (Exact name of issuer as specified in its charter)


           DELAWARE                                              13-2842053
------------------------------                              --------------------
State or other jurisdiction of                                 (IRS Employer
Incorporation or organization                               Identification No.)


                 5400 RIO GRANDE AVENUE, JACKSONVILLE, FL 32254
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (904-358-3812)
                ------------------------------------------------
                (Issuer's telephone number, including area code)




Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X    No__

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____                     Accelerated filer ___
Non-accelerated filer   ____                     Smaller reporting company X
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes ___    No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,933,895 shares of common stock at March 1, 2009.
================================================================================

                          WASTE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION..............................................   3

         ITEM 1.  FINANCIAL STATEMENTS

         o   Condensed Consolidated Balance Sheets as of
             January 31, 2009, and October 31, 2008.........................   3

         o   Condensed Consolidated Statements of Operations for
             the three months ended January 31, 2009 and 2008...............   4

         o   Condensed Consolidated Statements of Changes in
             Stockholders' Equity for the period from
             October 31, 2008 to January 31, 2009...........................   5

         o   Condensed Consolidated Statements of Cash Flows for
             the three months ended January 31, 2009 and 2008...............   6

         o   Notes to Condensed Consolidated Financial Statements...........   7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................  11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK...............................................  12

         ITEM 4.  CONTROLS AND PROCEDURES...................................  13


PART II. OTHER INFORMATION..................................................  13

         ITEM 5.  OTHER INFORMATION.........................................  13

         ITEM 6.  EXHIBITS..................................................  14


SIGNATURES..................................................................  15

CERTIFICATIONS..............................................................  16

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                  JANUARY 31,       OCTOBER 31,
                                                     2009              2008
                                                 ------------      ------------
ASSETS

Current Assets:
  Cash and cash equivalents                      $  1,240,681      $  2,245,930
  Accounts receivable, net of allowance for
     doubtful accounts of $88,870 and $20,000
     in 2009 and 2008, respectively                   739,343         1,152,270
  Inventories                                       1,844,261         1,734,261
  Prepaid expense and other current assets             38,150            81,476
  Deferred Income Taxes                               242,918           529,465
                                                 ------------      ------------
          Total current assets                      4,105,353         5,743,402

Property, plant and equipment, at cost:             2,408,658         2,343,743
  Less:  accumulated depreciation                   1,463,505         1,437,405
                                                 ------------      ------------
          Net property, plant and equipment           945,153           906,338

Other assets:
  Restricted cash                                     224,100           224,100
  Other assets                                         13,864            16,064
  Due from former Director                             37,746            40,702
  Deferred Income Taxes                               400,042           114,495
                                                 ------------      ------------
          Total other assets                          675,752           395,361

TOTAL ASSETS                                     $  5,726,258      $  7,045,101
                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                      $      5,654      $      5,654
  Current maturities of long term debt                 39,959            39,109
  Accounts payable                                    333,563           553,268
  Accrued liabilities                                 399,599           404,177
  Accrued payroll and commissions                      19,342           295,402
  Current portion of deferred compensation             67,000            67,000
  Customer deposits                                   131,324           929,273
                                                 ------------      ------------
          Total current liabilities                   996,441         2,293,883

Long Term Debt                                         95,010           105,324
Deferred compensation, net of current portion         170,748           183,641
                                                 ------------      ------------
          Total liabilities                         1,262,199         2,582,848

Stockholders' equity:
  Preferred stock, par value $.0001,
     10,000,000 shares authorized, none issued             --                --
  Common stock, par value $.01,
     25,000,000 shares authorized;                  6,179,875
     shares issued in 2009 and 2008                    61,799            61,799
  Additional paid-in capital                        6,347,187         6,347,187
  Accumulated deficit                              (1,263,517)       (1,265,323)
                                                 ------------      ------------
                                                    5,145,469         5,143,663

  Less:  Treasury stock, 1,245,980 shares
         in 2009 and 2008, at cost                   (681,410)         (681,410)
                                                 ------------      ------------

         Total stockholders' equity                 4,464,059         4,462,253

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  5,726,258      $  7,045,101
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                  JANUARY 31,       JANUARY 31,
                                                     2009              2008
                                                 ------------      ------------
Three months ended:

Net Sales
    Equipment                                    $  2,065,110      $  3,244,363
    Parts and Service                                 358,844           362,690
                                                 ------------      ------------
Total Net Sales                                     2,423,954         3,607,053

Cost of Sales                                       1,997,666         2,596,638
                                                 ------------      ------------

Gross Profit                                          426,288         1,010,415


Operating Expense:
    Selling Expense                                   196,413           131,409
    Administrative Expense                            232,617           235,384
                                                 ------------      ------------
Total Operating Expense                               429,030           366,793

Operating Income  (Loss)                               (2,742)          643,622

Other Income (Expense):
    Interest Income                                    10,799             8,908
    Interest Expense                                   (5,251)           (6,031)
    Other Income                                           --             7,689
                                                 ------------      ------------
Total Other Income (Expense)                            5,548            10,566


Income Before Income Taxes                              2,806           654,188

Income Tax Expense                                      1,000            13,000
                                                 ------------      ------------

Net Income                                       $      1,806      $    641,188
                                                 ============      ============


Basic income per share                           $       0.00      $       0.13
Diluted income per share                                 0.00              0.13

Weighted average number of shares outstanding
    - Basic                                         4,933,895         4,933,895
    - Diluted                                       5,118,678         5,118,106

          See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2009
                                    UNAUDITED




                                      COMMON STOCK                                               TREASURY STOCK
                              --------------------------                                  --------------------------
                                 NUMBER                      ADDITIONAL                      NUMBER                        TOTAL
                               OF SHARES         PAR          PAID-IN      ACCUMULATED         OF                      STOCKHOLDERS'
                                 ISSUED         VALUE         CAPITAL        DEFICIT         SHARES          COST          EQUITY
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2008     6,179,875    $    61,799    $ 6,347,187    $(1,265,323)     1,245,980    $  (681,410)   $ 4,462,253

    Net Income                        -0-            -0-            -0-          1,806            -0-            -0-          1,806
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance at January 31, 2009     6,179,875         61,799      6,347,187     (1,263,517)     1,245,980       (681,410)     4,464,059
























          See accompanying notes to consolidated financial statements.

                      WASTE TECHNOLOGY CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



FOR THE THREE MONTHS ENDED                                                      JANUARY 31,       JANUARY 31,
                                                                                   2009              2008
                                                                               ------------      ------------
Cash flow from operating activities:
  Net income                                                                   $      1,806      $    641,188
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                   28,300            23,199
     Gain on sale of equipment                                                           --              (600)
     Provision for Doubtful Accounts, net of recoveries                              68,870                --
     Deferred Income Taxes                                                            1,000                --
     Changes in operating assets and liabilities:
       Accounts receivable                                                          344,057          (250,758)
       Inventories                                                                 (110,000)          529,000
       Prepaid expenses and other current assets                                     43,326             1,007
       Accounts payable                                                            (219,705)         (220,155)
       Accrued liabilities, payroll, commissions and deferred compensation         (293,531)          (59,593)
       Customer deposits                                                           (797,949)         (412,403)
                                                                               ------------      ------------
           Net cash (used in) provided by operating activities                     (933,826)          250,885

Cash flows from investing activities:
  Proceeds from notes receivable from former Director                                 2,956             2,785
  Proceeds from sale of equipment                                                        --               600
  Purchase of property and equipment                                                (64,915)           (6,085)
                                                                               ------------      ------------
           Net cash used in investing activities                                    (61,959)           (2,700)

Cash flows from financing activities:
  Repayments of long term debt                                                       (9,464)           (8,684)
                                                                               ------------      ------------
           Net cash used in financing activities                                     (9,464)           (8,684)

                                                                               ------------      ------------
Net (decrease) increase in cash and cash equivalents                             (1,005,249)          239,501

Cash and cash equivalents at beginning of period                                  2,245,930         1,264,782
                                                                               ------------      ------------

Cash and cash equivalents at end of period                                     $  1,240,681      $  1,504,283
                                                                               ============      ============

Supplemental disclosure of cash flow information:
Cash paid during year for:
  Interest                                                                     $      3,051      $      3,832
  Income taxes                                                                        5,000             5,100


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


2. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. The accompanying consolidated condensed balance sheet as of October 31, 2008 was derived from the audited consolidated financial statements as of October 31, 2008.

For further information, refer to the Company's Annual Report on Form 10-K for the year ended October 31, 2008, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.


3. Summary of Significant Accounting Policies:

   (a) Principles of Consolidation:

   The accompanying condensed consolidated financial statements include the accounts of Waste Technology Corporation and its wholly owned subsidiary. Intercompany balances and material intercompany transactions have been eliminated in consolidation.

   (b) Accounts Receivable & Allowance for Doubtful Accounts:

   Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

   (c) Inventories:

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

   (d) Revenue Recognition:

   The Company recognizes revenue when products are shipped and the customer takes ownership and assumes the risk of loss. Parts sales are approximately 15% of total sales. The Company recognizes revenue from repair services in the period in which the service is provided.

   (e) Basic and Diluted Income Per Share:

   Basic income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding at January 31, 2009 and January 31, 2008 was 184,783 shares and 184,211 shares, respectively.

   (f) Warranties and Service

   The Company warrants its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers a service plan for other required repairs and maintenance. The Company maintains an accrued liability for expected warranty claims. The warranty accrual is based on historical warranty costs, the quantity and types of balers under warranty, and known warranty issues.

   Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

                                                        2009           2008
                                                     ----------     ----------
   Beginning balance                                 $   76,059     $   58,059
   Warranty service provided                            (39,340)       (19,738)
   Warranties issued                                     24,240         36,072
   Changes to pre-existing warranty accruals             15,100        (18,334)
                                                     ----------     ----------
   Ending balance                                    $   76,059     $   56,059
                                                     ==========     ==========


4. Related Party Transactions:

The Company has a note receivable from its former president and director totaling $52,584 and $55,540 at January 31, 2009 and October 31, 2008, respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $237,748, payable over the next four years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

LaRita Boren and Leland E. Boren, both shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 51.1% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company's wholly-owned subsidiary, International Baler Corporation. These baler companies operate independent of each other.

International Baler Corporation had no equipment sales to American Baler Company in the quarter ending January 31, 2009 and $86,025 in the first quarter of fiscal 2008. These sales included types of products American Baler does not manufacture. These sales were made under the Company's normal dealer discount schedule. International Baler Corporation purchased no equipment or services from American Baler.


5. Inventories

Inventories consisted of the following:

                                                     January 31,    October 31,
                                                        2009           2008
                                                     ----------     ----------
   Raw Materials                                     $  969,754     $  745,830
   Work in process                                      708,041        716,949
   Finished Goods                                       166,466        271,842
                                                     ----------     ----------
                                                     $1,844,261     $1,734,261
                                                     ==========     ==========


6. Debt

In February 2007, the Company entered into a $202,722 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of $4,172 which includes principal and interest. Collateral for this loan includes all assets of the Company. The balance outstanding was $134,969 and $144,433 at January 31, 2009 and October 31, 2008.

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent (3.75% at January 31, 2009) and has a term of three years expiring in March 2010. The line of credit had an outstanding balance of $5,654 at January 31, 2009 and October 31, 2008 and the unused line of credit was $994,346 at January 31, 2009. At the current time, our line of credit continues to be available and we have not had any issues obtaining additional funds from the lender. In the event that the Company's line of credit would not be available, we would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

At January 31, 2009 the Company had a letter of credit totalling $224,100, expiring in July 2010, issued to a customer for warranty guarantees which is secured by restricted cash.


7. Income Taxes

As of January 31, 2008, the Company's anticipated annual effective tax rate is 37.6%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company's actual income tax is primarily the result of state income tax expense.

As required by Statement of Financial Accounting Standard No. 109, tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Through the first quarter of 2008, a full valuation allowance against accumulated deferred tax assets was provided, reflecting the uncertainty associated with future profitability. In the second quarter of 2008 the valuation allowance previously established against deferred tax assets was reassessed. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, the valuation allowance was reversed. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of January 31, 2009, the deferred tax asset was approximately $642,960. The realization of deferred tax assets will depend on the Company's ability to continue to generate taxable income in the future.


8. Stock-Based Compensation

The Company accounts for its stock based compensation under FASB Statement No. 123(R), Share-Based Payment (Statement 123 (R)). In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of January 31, 2009, the Company has no options outstanding under previously authorized plans. The outstanding stock options at January 31, 2009 have a remaining contractual term of three years. As all options are fully vested, there is no impact to net income for the three months ended January 31, 2009 and 2008.

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

At January 31, 2009, the Company had a letter of credit totalling $224,100 issued for warranty guarantees, which is secured by restricted cash.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:  Three Month Comparison

In the first quarter ending January 31, 2009, the Company had net sales of $2,423,954, compared to net sales of $3,607,053 in the first quarter of fiscal 2008. The decrease in revenue is the result of lower shipments in the first quarter of fiscal 2009, reflecting the deteriorated market conditions compared to the prior year first quarter. The prior year first quarter shipments were the highest quarter sales in the history of the Company. Generally, specialty baler sales have higher profit margin than general purpose balers. The following table shows the composition of net sales by type of equipment:

                                      2009                     2008
                                   ----------               ----------
   General purpose balers          $1,576,474   65.0%       $1,850,386   51.3%
   Specialty balers                   465,750   19.2%        1,279,975   35.5%
   Other parts and equipment          381,730   15.8%          476,692   13.2%
                                   ----------               ----------
                                   $2,423,954               $3,607,053
                                   ==========               ==========

The Company had pre-tax income of $2,806 in the first quarter of fiscal 2009, compared to pre-tax income of $654,188 in the first quarter of fiscal 2008. Gross profit margin in the quarter was 17.6% compared to 28.0% in the first quarter of 2008. Margins were negatively impacted by lower sales resulting in lower absorption of fixed manufacturing costs. Warranty services increased $19,602 during the first quarter of fiscal 2009 to $39,340, compared to the first quarter of fiscal 2008 of $19,738. The increase is due to increased quantity of balers under warranty as well as warranty issues associated with auto-tie balers. Selling and administration expenses increased by $62,237 in the current quarter compared to the first quarter of the prior fiscal year. This increase is primarily due to bad debt expense of $68,870 recorded for a receivable from Smurfit-Stone Container Corporation which filed for protection under Chapter 11 in the first quarter of 2009.

The sales order backlog was approximately $1,218,000 at January 31, 2009 as compared to $2,347,000 at January 31, 2008.

Financial Condition and Liquidity:

Net working capital at January 31, 2009 was $3,108,912 as compared to $3,449,519 at October 31, 2008. The decrease in net working capital was primarily the result of the moving part of the deferred income tax asset from current assets to non-current assets. This adjustment was made due to the current economic conditions and our expectation of when we would generate taxable income to utilize the NOL carryforward. The decrease in cash was primarily the result of decreases in customer deposits, accrued liabilities, and accounts payable partially offset by a decrease in accounts receivable. These reductions in account balances are directly related to the downturn in economic conditions and lower sales order backlog. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first quarter of fiscal 2009 were
25.5 days as compared to 26.1 days in first quarter of fiscal 2008. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the quarter by three, and dividing that result by the average days sales for the quarter (quarter sales / 92).

The Company has a line of credit with First Guaranty and Trust Company of Jacksonville with a credit limit of $1,000,000. The interest rate on the line of credit is one-half percent above the prime rate and expires in March 2010. At January 31, 2009, the line of credit had an outstanding balance of $5,654. At the current time, our line of credit continues to be available and we have not had any issues obtaining additional funds from the lender. In the event that the Company's line of credit would not be available, we would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

In February 2007, the Company entered in to a $202,722 term loan agreement with First Guaranty Bank. This loan is for a period of five years with a fixed rate of interest of 8.5% and monthly payments of $4,172 which includes principal and interest. The remaining balance of this loan was $134,969 at January 31, 2009. Collateral for this loan includes all assets of the Company.

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

Changes in Internal Control over Financial Reporting

The Company's management, including CEO and CFO, confirm that there were no changes in the Company's internal control over financial reporting during the fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

At a Board of Directors meeting held on January 5, 2009, the Board of Directors named Mr. John J. Martorana to the Board of Directors of the Company. Most recently Mr. Martorana has been a consultant to several divisions of Wastequip, Inc. Mr. Martorana was the President of Wastequip of Florida from 1994 to 2007 after joining the Company in 1991 as Vice President. From 1984 to 1991 he was responsible for sales and steel purchasing for Industrial Refuse Sales, Inc., a family-owned business which was sold to Wastequip, Inc. Prior to joining Industrial Refuse Sales, Mr. Martorana worked in the steel industry. He graduated from Butler University, Indianapolis, Indiana in 1972.

ITEM 6.  EXHIBITS

   The following exhibits are submitted herewith:

   Exhibit 31.1 Certification of Roger Griffin, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a).

           31.2 Certification of William E. Nielsen, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a).

           32.1 Certification of Roger Griffin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification of William E. Nielsen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Dated:  March 12, 2009



                                              WASTE TECHNOLOGY CORPORATION



                                              BY: /s/ Roger Griffin
                                                  ---------------------------
                                                      Roger Griffin
                                                      Chief Executive Officer



                                              BY: /s/ William E. Nielsen
                                                  ---------------------------
                                                      William E. Nielsen
                                                      Chief Financial Officer