Form 10-Q
period 2009-04-30
INTERNATIONAL BALER CORP
filed 2009-06-12
CIK 781902

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009


                           Commission File No. 0-14443

                         INTERNATIONAL BALER CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      13-2842053
           --------                                      ----------
 State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or organization

                 5400 RIO GRANDE AVENUE, JACKSONVILLE, FL 32254
                    (Address of principal executive offices)

                                 (904-358-3812)
                                 --------------
              (Registrant's telephone number, including area code)

                          WASTE TECHNOLOGY CORPORATION
                          ----------------------------
                   (Former name, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_}

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                        Accelerated filer [_]
Non-accelerated filer [_]                          Smaller reporting company [X]
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,933,895 shares of common stock at May 31, 2009.

================================================================================

                         INTERNATIONAL BALER CORPORATION
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION.................................................3

     ITEM 1.  FINANCIAL STATEMENTS

     o    Condensed Consolidated Balance Sheets as of
          April 30, 2009, and October 31, 2008.................................3

     o    Condensed Consolidated Statements of Operations for the
          three months ended April 30, 2009 and April 30, 2008.................4

     o    Condensed Consolidated Statements of Operations for the
          six months ended April 30, 2009, and April 30, 2008..................5

     o    Condensed Consolidated Statements of Changes in Stockholders'
          Equity for the period from October 31, 2008
          to April 30, 2009....................................................6

     o    Condensed Consolidated Statements of Cash Flows for the
          six months ended April 30, 2009 and April 30, 2008...................7

     o    Notes to Condensed Consolidated Financial
          Statements...........................................................8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................12

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.....................................................14

     ITEM 4.  CONTROLS AND PROCEDURES.........................................14

PART II. OTHER INFORMATION....................................................15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............15

     ITEM 5.  OTHER INFORMATION...............................................16

     ITEM 6.  EXHIBITS........................................................16

SIGNATURES....................................................................17

CERTIFICATIONS................................................................18

                         INTERNATIONAL BALER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                    April 30,       October 31,
                                                                      2009             2008
                                                                  ------------     ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                       $    898,455     $  2,245,930
  Accounts receivable, net of allowance for doubtful accounts
       of $113,870 and $20,000 in 2009 and 2008, respectively          524,639        1,152,270
  Inventories                                                        1,588,295        1,734,261
  Prepaid expense and other current assets                             137,464           81,476
  Deferred Income Taxes                                                241,789          529,465
                                                                  ------------     ------------
          Total current assets                                       3,390,642        5,743,402

Property, plant and equipment, at cost:                              2,469,335        2,343,743
  Less:  accumulated depreciation                                    1,489,605        1,437,405
                                                                  ------------     ------------
          Net property, plant and equipment                            979,730          906,338

Other assets:
  Restricted cash                                                      224,100          224,100
  Other assets                                                          10,032           16,064
  Due from former Director                                              34,789           40,702
  Deferred Income Taxes                                                457,159          114,495
                                                                  ------------     ------------
          Total other assets                                           726,080          395,361

TOTAL ASSETS                                                      $  5,096,452     $  7,045,101
                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                       $      2,654     $      5,654
  Current maturities of long term debt                                      --           39,109
  Accounts payable                                                     196,286          553,268
  Accrued liabilities                                                  318,773          404,177
  Accrued payroll and commissions                                       10,167          295,402
  Current portion of deferred compensation                              67,000           67,000
  Customer deposits                                                      5,000          929,273
                                                                  ------------     ------------
          Total current liabilities                                    599,880        2,293,883

Long Term Debt                                                              --          105,324
Deferred compensation, net of current portion                          157,854          183,641
                                                                  ------------     ------------
          Total liabilities                                            757,734        2,582,848

Stockholders' equity:
  Preferred stock, par value $.0001,
        10,000,000 shares authorized, none issued                           --               --
  Common stock, par value $.01,
        25,000,000 shares authorized; 6,179,875
        shares issued in 2009 and 2008                                  61,799           61,799
  Additional paid-in capital                                         6,347,187        6,347,187
  Accumulated deficit                                               (1,388,858)      (1,265,323)
                                                                  ------------     ------------
                                                                     5,020,128        5,143,663

   Less:  Treasury stock, 1,245,980 shares
                   in 2009 and 2008, at cost                          (681,410)        (681,410)
                                                                  ------------     ------------

                  Total stockholders' equity                         4,338,718        4,462,253

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  5,096,452     $  7,045,101
                                                                  ============     ============

See accompanying notes to consolidated financial statements.

                         INTERNATIONAL BALER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2009
                                    UNAUDITED

                                                                    April 30,        April 30,
                                                                      2009             2008
                                                                  ------------     ------------
Net Sales
    Equipment                                                     $  1,108,149     $  2,174,547
    Parts and Service                                                  251,308          314,586
                                                                  ------------     ------------
Total Net Sales                                                      1,359,457        2,489,133

Cost of Sales                                                        1,214,152        1,871,870
                                                                  ------------     ------------

Gross Profit                                                           145,305          617,263


Operating Expense:
     Selling Expense                                                   142,468          153,860
     Administrative Expense                                            184,287          247,698
                                                                  ------------     ------------
Total Operating Expense                                                326,755          401,558

Operating (Loss) Income                                               (181,450)         215,705

Other Income (Expense):
     Interest Income                                                     5,757            9,798
     Interest Expense                                                   (5,687)          (5,774)
     Other Income                                                           51            7,772
                                                                  ------------     ------------
Total Other Income                                                         121           11,796


(Loss) Income Before Income Taxes                                     (181,329)         227,501

Income Tax Expense (Benefit)                                           (55,988)        (889,235)
                                                                  ------------     ------------

Net (Loss) Income                                                 $   (125,341)    $  1,116,736
                                                                  ============     ============


Basic (loss) income per share                                     $      (0.03)    $       0.23
Diluted (loss) income per share                                          (0.03)            0.22

Weighted average number of shares outstanding - Basic                4,933,895        4,933,895
                                                                     5,027,645        5,133,560

See accompanying notes to consolidated financial statements.

                         INTERNATIONAL BALER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED APRIL 30, 2009
                                    UNAUDITED

                                                                    April 30,        April 30,
                                                                      2009             2008
                                                                  ------------     ------------
Net Sales
    Equipment                                                     $  3,173,259     $  5,418,910
    Parts and Service                                                  610,152          677,276
                                                                  ------------     ------------
Total Net Sales                                                      3,783,411        6,096,186

Cost of Sales                                                        3,211,818        4,468,508
                                                                  ------------     ------------

Gross Profit                                                           571,593        1,627,678


Operating Expense:
     Selling Expense                                                   338,881          285,269
     Administrative Expense                                            416,904          483,082
                                                                  ------------     ------------
Total Operating Expense                                                755,785          768,351

Operating (Loss) Income                                               (184,192)         859,327

Other Income (Expense):
     Interest Income                                                    16,556           18,706
     Interest Expense                                                  (10,938)         (11,805)
     Other Income                                                           51           15,461
                                                                  ------------     ------------
Total Other Income                                                       5,669           22,362


(Loss) Income Before Income Taxes                                     (178,523)         881,689

Income Tax Expense (Benefit)                                           (54,988)        (876,235)
                                                                  ------------     ------------

Net (Loss) Income                                                 $   (123,535)    $  1,757,924
                                                                  ============     ============


Basic (loss) income per share                                     $      (0.03)    $       0.36
Diluted (loss) income per share                                          (0.02)            0.34

Weighted average number of shares outstanding - Basic                4,933,895        4,933,895
                                                                     5,092,432        5,126,643

See accompanying notes to consolidated financial statements.

                         INTERNATIONAL BALER CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED APRIL 30, 2009
                                    UNAUDITED





                                     Common Stock                                            Treasury Stock
                              -------------------------                                -------------------------
                                NUMBER                     ADDITIONAL                    NUMBER                       TOTAL
                               OF SHARES        PAR         PAID-IN     ACCUMULATED        OF                      STOCKHOLDERS'
                                ISSUED         VALUE        CAPITAL       DEFICIT        SHARES         COST          EQUITY
                              -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at October 31, 2008     6,179,875   $    61,799   $ 6,347,187   $(1,265,323)     1,245,980   $  (681,410)   $ 4,462,253

    Net Income                        -0-           -0-           -0-      (123,535)           -0-           -0-       (123,535)
                              -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at April 30, 2009       6,179,875        61,799     6,347,187    (1,388,858)     1,245,980      (681,410)     4,338,718






See accompanying notes to consolidated financial statements.

                         INTERNATIONAL BALER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED APRIL 30, 2009
                                    UNAUDITED

                                                                    April 30,        April 30,
                                                                      2009             2008
                                                                  ------------     ------------
Cash flow from operating activities:
  Net income                                                      $   (123,535)    $  1,757,924
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                      58,232           46,398
     Gain on sale of equipment                                              --             (600)
     Provision for Doubtful Accounts, net of recoveries                 93,870               --
     Deferred Income Taxes                                             (54,988)        (864,635)
     Changes in operating assets and liabilities:
       Accounts receivable                                             533,761           97,844
       Inventories                                                     145,966           38,500
       Prepaid expenses and other current assets                       (55,988)        (100,227)
       Accounts payable                                               (356,982)          80,415
       Accrued liabilities, payroll, commissions and
         deferred compensation                                        (396,426)        (158,619)
       Customer deposits                                              (924,273)        (597,768)
                                                                  ------------     ------------
           Net cash (used in) provided by operating activities      (1,080,363)         299,232

Cash flows from investing activities:
   Proceeds from notes receivable from former Director                   5,913            5,570
   Proceeds from sale of equipment                                          --              600
   Purchase of property and equipment                                 (125,592)         (94,990)
                                                                  ------------     ------------
           Net cash used in investing activities                      (119,679)         (88,820)

Cash flows from financing activities:
    Net payments to revolving promissory note                           (3,000)              --
    Repayments of long term debt                                      (144,433)         (17,625)
                                                                  ------------     ------------
            Net cash used in financing activities                     (147,433)         (17,625)
                                                                  ------------     ------------
Net (decrease) increase in cash and cash equivalents                (1,347,475)         192,787

Cash and cash equivalents at beginning of period                     2,245,930        1,264,782
                                                                  ------------     ------------

Cash and cash equivalents at end of period                        $    898,455     $  1,457,569
                                                                  ============     ============

Supplemental disclosure of cash flow information:
Cash paid during year for:
    Interest                                                      $      4,906     $      7,407
    Income taxes                                                         5,000           14,100

See accompanying notes to consolidated financial statements.

INTERNATIONAL BALER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Nature of Business:

In March 2009, Waste Technology Corporation's wholly-owned subsidiary, International Baler Corporation, was merged into Waste Technology Corporation and the Company changed its name to International Baler Corporation. International Baler Corporation (the Company) is a manufacturer of baling equipment which is fabricated from steel and utilize hydraulic and electrical components to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste. More sophisticated applications include baling of textile materials, fibers and synthetic rubber. The Company offers a wide variety of balers, standard models as well as custom models to meet specific customer requirements.

The Company's customers include recycling facilities, paper mills, textile mills, and companies which generate the materials for baling and recycling. The Company sells its products worldwide with 10% to 35% of its annual sales outside the United States.

2.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. The accompanying consolidated condensed balance sheet as of October 31, 2008 was derived from the audited consolidated financial statements as of October 31, 2008.

For further information, refer to the Company's Annual Report on Form 10-K for the year ended October 31, 2008, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

3.  Summary of Significant Accounting Policies:

   (a) Principles of Consolidation:

   The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in prior periods. Intercompany balances and material intercompany transactions have been eliminated in consolidation.

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

   (e) Basic and Diluted Income Per Share:

   Basic income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding at April 30, 2009 and April 30, 2008 was 158,537 shares and 192,748 shares, respectively.

   (f)Warranties and Service

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


Following is a tabular reconciliation of the changes in the warranty accrual for the six-month period ended April 30:

                                                        2009           2008
                                                    ------------   ------------
          Beginning balance                         $     76,059   $     58,059
          Warranty service provided                      (79,727)       (84,782)
          Warranties issued                               37,834         60,962
          Changes to pre-existing warranty accruals       26,893         21,820
                                                    ------------   ------------
          Ending balance                            $     61,059   $     56,059
                                                    ============   ============

4.  Related Party Transactions:

The Company has a note receivable from its former president and director totaling $49,627 and $55,540 at April 30, 2009 and October 31, 2008,
respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $224,854, payable over the next four years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

LaRita Boren and Leland E. Boren, both shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 51.1% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company's wholly-owned subsidiary, International Baler Corporation. These baler companies operate independent of each other.

International Baler Corporation had no equipment sales to American Baler Company in the six months ending April 30, 2009 and $168,025 in the first six months of fiscal 2008. These sales included types of products American Baler does not manufacture. These sales were made under the Company's normal dealer discount schedule. International Baler Corporation purchased no equipment or services from American Baler.

5.  Inventories

Inventories consisted of the following:

                                                      April 30,     October 31,
                                                        2009           2008
                                                    ------------   ------------
          Raw Materials                             $    932,254   $    745,830
          Work in process                                585,575        716,949
          Finished Goods                                  70,466        271,842
                                                    ------------   ------------
                                                    $  1,588,295   $  1,734,261
                                                    ============   ============

6.  Debt

In February 2007, the Company entered into a $202,722 term loan agreement with First Guaranty Bank. The balance outstanding was $144,433 at October 31, 2008. In March 2009 the Company paid off the remaining balance of $131,769.

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent (3.75% at April 30, 2009) and has a term of three years expiring in March 2010. The line of credit had an outstanding balance of $2,654 at April 30, 2009 and $5,654 at October 31, 2008 and the unused line of credit was $997,346 at April 30, 2009. At the current time, our line of credit continues to be available and we have not had any issues obtaining additional funds from the lender. In the event that the Company's line of credit would not be available, we would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

7.  Income Taxes

As of April 30, 2009, the Company's anticipated annual effective tax rate is 37.6%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company's actual income tax is primarily the result of state income tax expense.

As required by Statement of Financial Accounting Standard No. 109, tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Through the first quarter of 2008, a full valuation allowance against accumulated deferred tax assets was provided, reflecting the uncertainty associated with future profitability. In the second quarter of 2008 the valuation allowance previously established against deferred tax assets was reversed. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, the valuation allowance was reversed. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of April 30, 2009, the deferred tax asset was approximately $699,000. The realization of deferred tax assets will depend on the Company's ability to continue to generate taxable income in the future.

8.  Stock-Based Compensation

The Company accounts for its stock based compensation under FASB Statement No. 123(R), Share-Based Payment (Statement 123 (R)). In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of April 30, 2009, the Company has no options outstanding under previously authorized plans. The outstanding stock options at April 30, 2009 have a remaining contractual term of three years. As all options are fully vested, there is no impact to net income for the six months ended April 30, 2009 and 2008.

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

At April 30, 2009, the Company had a letter of credit totalling $224,100 issued for warranty guarantees, which is secured by restricted cash.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating results for fiscal 2009 have been negatively impacted by the current economic conditions including the collapse of commodity prices for recycled materials at the end of 2008. As the economy continues to be depressed with respect to recycled commodity prices and the demand for capital equipment, the Company anticipates that its results from operations for 2009 will be unfavorable to the prior year.

Results of Operations:  Three Month Comparison

In the second quarter ending April 30, 2009, the Company had net sales of $1,359,457, compared to net sales of $2,489,133 in the second quarter of fiscal 2008. The decrease in revenue is the result of lower shipments in the second quarter of fiscal 2009, reflecting the deteriorated market conditions and lower commodity prices for recycled materials compared to the prior year second quarter. Shipments in the second quarter of 2009 included 19 balers and conveyors compared to 41 balers and conveyors in the prior year second quarter.

The Company had a pre-tax loss of $181,329 in the second quarter compared to pre-tax income of $227,501 in the second quarter of fiscal 2008. Gross profit margin in the quarter was 10.1% compared to 24.8% in the second quarter of 2008. Margins were negatively impacted by lower sales resulting in lower absorption of fixed manufacturing costs.

Selling and administrative expenses decreased by $74,803, the result of lower salary costs and reductions in various other expenditures due to the current economic conditions. The Company also set up an additional reserve of $25,000 for a delinquent trade account receivable.

Results of Operations: Six Month Comparison

The Company had net sales of $3,783,411 in the first six months of fiscal 2009, as compared to net sales of $6,096,186 in the same period of fiscal 2008, a decrease of 37.9%. The lower sales were the result of the current economic conditions beginning in the fourth quarter of the prior fiscal year. Specialty baler sales also declined in the quarter and in the first six months of fiscal 2009.

Generally, specialty baler sales have higher profit margin than general purpose balers. The following table shows the composition of net sales by type of equipment:

                                    Second Quarter                            Six Months
                         -------------------------------------   -------------------------------------
                            2009                2008                2009                2008
                         -------------------------------------   -------------------------------------
General purpose balers   1,036,549   76.2%   1,930,023   77.5%   2,635,909   69.7%   3,894,441   63.9%
Specialty balers            71,600    5.3%     244,524    9.8%     537,350   14.2%   1,524,469   25.0%
Other                      251,308   18.5%     314,586   12.6%     610,152   16.1%     677,276   11.1%
                         ---------           ---------           ---------           ---------
                         1,359,457           2,489,133           3,783,411           6,096,186

The Company had a pre-tax loss of $178,523 in the first half of fiscal 2009, compared to pre-tax income of $881,689 in the first half of fiscal 2008. Gross profit margins were 15.1% in the first six months of 2009 versus 26.7% in the first six months of 2008. Selling and administrative expenses decreased by $37,566 in the first half of fiscal 2009 compared to the prior fiscal year. The lower selling and administrative expenses were the result of lower salary costs and other cost reductions due to the current economic conditions, partially offset by a reserve set up for a receivable from Smurfit-Stone Container Corporation of $68,870 which filed for protection under Chapter 11 in the first quarter of 2009.

The sales order backlog was approximately $745,000 at April 30, 2009, as compared to $3,796,000 at April 30, 2008.

Financial Condition and Liquidity:

Net working capital at April 30, 2009 was $2,790,762 as compared to $3,449,519 at October 31, 2008. The decrease in net working capital was primarily due to the operating results in 2009, the economic slowdown, and the reclassification of a portion of our deferred income tax asset to non-current assets. The deferred income tax reclassification was made due to the current economic conditions and our expectation of when we would generate taxable income to utilize the NOL carryforward. The decrease in cash was primarily the result of decreases in customer deposits, accrued liabilities, and accounts payable partially offset by a decrease in accounts receivable. These reductions in account balances are directly related to the downturn in economic conditions and lower sales order backlog. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first half of fiscal 2009 were 35.3 days as compared to 25.6 days in first half of fiscal 2008. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by six, and dividing that result by the average days sales for the period (period sales / 182).

The Company has a line of credit with First Guaranty and Trust Company of Jacksonville with a credit limit of $1,000,000. The interest rate on the line of credit is one-half percent above the prime rate and expires in March 2010. At April 30, 2009, the line of credit had an outstanding balance of $2,654. At the current time, our line of credit continues to be available and we have not had any issues obtaining additional funds from the lender. In the event that the Company's line of credit would not be available, we would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

In February 2007, the Company entered in to a $202,722 term loan agreement with First Guaranty Bank. The balance of this loan was $134,969 at January 31, 2009. In March 2009 the Company paid off the remaining balance of $131,769.

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

Changes in Internal Control over Financial Reporting

The Company's management, including CEO and CFO, confirm that there were no changes in the Company's internal control over financial reporting during the fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of the Company was held on April 20, 2009.

     (b) The first item voted on was the election of Directors. Ronald L. McDaniel and D. Roger Griffin were elected as Class II Directors of the Company whose terms will expire in three (3) years at the annual meeting of stockholders to be held in 2012. The results of the voting were as follows: 4,489,917 votes for Ronald L. McDaniel and 58,344 withheld, 4,419,993 votes for D. Roger Griffin and 126,268 withheld.

     (c) The next item of business was the proposal to ratify the appointment of KPMG LLP, the independent registered public accounting firm of the Company, for fiscal year ending October 31, 2009. The results of the voting were as follows:

                      4,479,770        Votes for the resolution,
                         63,491        votes against and
                          3,500        votes abstained.

          A majority of the votes cast at the meeting having voted for the resolution, the resolution was duly passed.

          No other matters were voted on at the meeting.

ITEM 5.  OTHER INFORMATION

On March 16, 2009, the Company announced that the Company's subsidiary, International Baler Corporation, was merged into Waste Technology Corporation, and that the name of the Company was changed from Waste Technology Corporation to International Baler Corporation. The stock trading symbol changed from WTEK.OB to IBAL.OB.

No vote of the Company's stockholders is necessary in connection with these changes as they were effectuated pursuant to a merger of the Company's 100% wholly-owned subsidiary, International Baler Corporation with and into the Company pursuant to Section 253 of the General Corporation Law of the State of Delaware.


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

Dated: June 11, 2009



                                       INTERNATIONAL BALER CORPORATION


                                       BY: /s/ D. Roger Griffin
                                           -------------------------------------
                                               D. Roger Griffin
                                               Chief Executive Officer



                                       BY: /s/ William E. Nielsen
                                           -------------------------------------
                                               William E. Nielsen
                                               Chief Financial Officer