Form 10-Q
period 2009-07-31
INTERNATIONAL BALER CORP
filed 2009-09-11
CIK 781902

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009


                           Commission File No. 0-14443



                         INTERNATIONAL BALER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         13-2842053
------------------------------                    ------------------------------
State or other jurisdiction of                             IRS Employer
Incorporation or organization                            Identification No.


                 5400 RIO GRANDE AVENUE, JACKSONVILLE, FL 32254
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (904-358-3812)
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No[_]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                        Accelerated filer [_]
Non-accelerated filer   [_]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,933,895 shares of common stock at August 31, 2009.
================================================================================

                         INTERNATIONAL BALER CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION..............................................   3

         ITEM 1.  FINANCIAL STATEMENTS

         o  Condensed Consolidated Balance Sheets as of
            July 31, 2009, and October 31, 2008.............................   3

         o  Condensed Consolidated Statements of Operations for
            the three months and nine months ended July 31, 2009
            and July 31, 2008...............................................   4

         o  Condensed Consolidated Statements of Changes in
            Stockholders' Equity for the period from
            October 31, 2008 to July 31, 2009...............................   5

         o  Condensed Consolidated Statements of Cash Flows for
            the nine months ended July 31, 2009 and July 31, 2008...........   6

         o  Notes to Condensed Consolidated Financial Statements............   7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................  11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK...............................................  13

         ITEM 4.  CONTROLS AND PROCEDURES...................................  13



PART II. OTHER INFORMATION..................................................  14

         ITEM 5.  OTHER INFORMATION.........................................  14

         ITEM 6.  EXHIBITS..................................................  14



SIGNATURES..................................................................  15

CERTIFICATIONS..............................................................  16

                         INTERNATIONAL BALER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                    JULY 31,         OCTOBER 31,
                                                                      2009              2008
                                                                  ------------      ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                       $    959,675      $  2,245,930
  Accounts receivable, net of allowance for doubtful accounts
       of $113,870 and $20,000 in 2009 and 2008, respectively          763,852         1,152,270
  Inventories                                                        1,460,295         1,734,261
  Prepaid expense and other current assets                              89,837            81,476
  Deferred Income Taxes                                                230,124           529,465
                                                                  ------------      ------------
       Total current assets                                          3,503,783         5,743,402

Property, plant and equipment, at cost:                              2,469,335         2,343,743
  Less:  accumulated depreciation                                    1,512,129         1,437,405
                                                                  ------------      ------------
       Net property, plant and equipment                               957,206           906,338

Other assets:
  Restricted cash                                                      224,100           224,100
  Other assets                                                           7,969            16,064
  Due from former Director                                              31,832            40,702
  Deferred Income Taxes                                                534,208           114,495
                                                                  ------------      ------------
       Total other assets                                              798,109           395,361

TOTAL ASSETS                                                      $  5,259,098      $  7,045,101
                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                       $      2,654      $      5,654
  Current maturities of long term debt                                      --            39,109
  Accounts payable                                                     242,165           553,268
  Accrued liabilities                                                  318,473           404,177
  Accrued payroll and commissions                                       17,750           295,402
  Current portion of deferred compensation                              67,000            67,000
  Customer deposits                                                    237,616           929,273
                                                                  ------------      ------------
       Total current liabilities                                       885,658         2,293,883

Long Term Debt                                                              --           105,324
Deferred compensation, net of current portion                          144,961           183,641
                                                                  ------------      ------------
       Total liabilities                                             1,030,619         2,582,848

Stockholders' equity:
  Preferred stock, par value $.0001,
       10,000,000 shares authorized, none issued                            --                --
  Common stock, par value $.01,
       25,000,000 shares authorized;
       6,179,875 shares issued in 2009 and 2008                         61,799            61,799
  Additional paid-in capital                                         6,347,187         6,347,187
  Accumulated deficit                                               (1,499,097)       (1,265,323)
                                                                  ------------      ------------
                                                                     4,909,889         5,143,663

  Less:  Treasury stock, 1,245,980 shares in
         2009 and 2008, at cost                                       (681,410)         (681,410)
                                                                  ------------      ------------

         Total stockholders' equity                                  4,228,479         4,462,253

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  5,259,098      $  7,045,101
                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                         INTERNATIONAL BALER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2009
                                    UNAUDITED


                                                              THREE MONTHS                          NINE MONTHS
                                                    --------------------------------      --------------------------------
                                                    JULY 31, 2009      JULY 31, 2008      JULY 31, 2009      JULY 31, 2008
                                                    -------------      -------------      -------------      -------------
Net Sales
     Equipment                                      $     858,801      $   2,870,220      $   4,032,060      $   8,289,130
     Parts and Service                                    259,024            462,980            869,176          1,140,256
                                                    -------------      -------------      -------------      -------------
Total Net Sales                                         1,117,825          3,333,200          4,901,236          9,429,386

Cost of Sales                                           1,018,650          2,621,880          4,230,468          7,090,388
                                                    -------------      -------------      -------------      -------------

Gross Profit                                               99,175            711,320            670,768          2,338,998


Operating Expense:
     Selling Expense                                       94,598            137,822            433,479            423,091
     Administrative Expense                               180,191            207,729            597,095            690,811
                                                    -------------      -------------      -------------      -------------
Total Operating Expense                                   274,789            345,551          1,030,574          1,113,902

Operating (Loss) Income                                  (175,614)           365,769           (359,806)         1,225,096

Other Income (Expense):
     Interest Income                                        2,054             10,401             18,610             29,107
     Interest Expense                                      (2,063)            (5,671)           (13,001)           (17,476)
     Other Income                                              --             20,556                 51             36,017
                                                    -------------      -------------      -------------      -------------
Total Other Income                                             (9)            25,286              5,660             47,648


(Loss) Income Before Income Taxes                        (175,623)           391,055           (354,146)         1,272,744

Income Tax Expense (Benefit)                              (65,384)           147,000           (120,372)          (729,235)
                                                    -------------      -------------      -------------      -------------

Net (Loss) Income                                   $    (110,239)     $     244,055      $    (233,774)     $   2,001,979
                                                    =============      =============      =============      =============


Basic (loss) income per share                       $       (0.02)     $        0.05      $       (0.05)     $        0.41
Diluted (loss) income per share                             (0.02)              0.05              (0.05)              0.39

Weighted average number of shares outstanding -
       - Basic                                          4,933,895          4,933,895          4,933,895          4,933,895
       - Diluted                                        5,036,836          5,144,833          5,078,261          5,134,553

See accompanying notes to consolidated financial statements.

                         INTERNATIONAL BALER CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JULY 31, 2009
                                    UNAUDITED




                                     COMMON STOCK                                               TREASURY STOCK
                              --------------------------                                  --------------------------
                                 NUMBER                      ADDITIONAL                      NUMBER                        TOTAL
                               OF SHARES         PAR          PAID-IN      ACCUMULATED         OF                      STOCKHOLDERS'
                                 ISSUED         VALUE         CAPITAL        DEFICIT         SHARES          COST         EQUITY
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2008     6,179,875    $    61,799    $ 6,347,187    $(1,265,323)     1,245,980    $  (681,410)   $ 4,462,253

     Net Income                       -0-            -0-            -0-       (233,774)           -0-            -0-       (233,774)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance at April 30, 2009       6,179,875         61,799      6,347,187     (1,499,097)     1,245,980       (681,410)     4,228,479





See accompanying notes to consolidated financial statements.

                         INTERNATIONAL BALER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED JULY 31, 2009
                                    UNAUDITED

                                                                               JULY 31, 2009      JULY 31, 2008
                                                                               -------------      -------------
Cash flow from operating activities:
  Net income (loss)                                                            $    (233,774)     $   2,001,979
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                    82,819             74,597
     Gain on sale of equipment                                                            --             (7,600)
     Provision for Doubtful Accounts, net of recoveries                               93,870            (20,000)
     Deferred Income Taxes                                                          (120,372)          (717,635)
     Changes in operating assets and liabilities:
       Accounts receivable                                                           294,548           (932,444)
       Inventories                                                                   273,966           (383,144)
       Prepaid expenses and other current assets                                      (8,361)           (36,970)
       Accounts payable                                                             (311,103)           108,654
       Accrued liabilities, payroll, commissions and deferred compensation          (402,036)           (78,751)
       Customer deposits                                                            (691,657)          (272,948)
                                                                               -------------      -------------
           Net cash used in operating activities                                  (1,022,100)          (264,262)

Cash flows from investing activities:
  Proceeds from notes receivable from former Director                                  8,870              8,355
  Proceeds from sale of equipment                                                         --              7,600
  Purchase of property and equipment                                                (125,592)          (127,124)
                                                                               -------------      -------------
           Net cash used in investing activities                                    (116,722)          (111,169)

Cash flows from financing activities:
  Net payments to revolving promissory note                                           (3,000)                --
  Repayments of long term debt                                                      (144,433)           (26,670)
                                                                               -------------      -------------
           Net cash used in financing activities                                    (147,433)           (26,670)


                                                                               -------------      -------------
Net decrease in cash and cash equivalents                                         (1,286,255)          (402,101)

Cash and cash equivalents at beginning of period                                   2,245,930          1,264,782
                                                                               -------------      -------------

Cash and cash equivalents at end of period                                     $     959,675      $     862,681
                                                                               =============      =============

Supplemental disclosure of cash flow information:
Cash paid during year for:
  Interest                                                                     $       4,906      $      10,879
  Income taxes                                                                         5,000             24,100


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


2. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. The accompanying consolidated condensed balance sheet as of October 31, 2008 was derived from the audited consolidated financial statements as of October 31, 2008.

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

   (e) Basic and Diluted Income Per Share:

   Basic income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding at July 31, 2009 and July 31, 2008 was 144,366 shares and 200,658 shares, respectively.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the nine-month period ended July 31:

                                                   2009               2008
                                                ----------         ----------
   Beginning balance                            $   76,059         $   58,059
   Warranty service provided                      (108,266)          (156,032)
   Warranties issued                                49,012             94,294
   Changes to pre-existing warranty accruals        20,254             69,738
                                                ----------         ----------
   Ending balance                               $   37,059         $   66,059
                                                ==========         ==========

4. Related Party Transactions:

The Company has a note receivable from its former president and director totaling $46,670 and $55,540 at July 31, 2009 and October 31, 2008,
respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $211,651, payable over the next four years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

LaRita Boren and Leland E. Boren, both shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 51.1% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company. These baler companies operate independent of each other.

International Baler Corporation had no equipment sales to American Baler Company in the nine months ending July 31, 2009 and $224,440 in the first nine months of fiscal 2008. These sales included types of products American Baler does not manufacture. These sales were made under the Company's normal dealer discount schedule. International Baler Corporation purchased no equipment or services from American Baler.

5. Inventories

Inventories consisted of the following:

                                                 July 31,          October 31,
                                                   2009               2008
                                                ----------         ----------
   Raw Materials                                $  852,954         $  745,830
   Work in process                                 559,375            716,949
   Finished Goods                                   47,966            271,842
                                                ----------         ----------
                                                $1,460,295         $1,734,261
                                                ==========         ==========

6. Debt

In February 2007, the Company entered into a $202,722 term loan agreement with First Guaranty Bank. The balance outstanding was $144,433 at October 31, 2008. In March 2009 the Company paid off the remaining balance of $131,769.

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent (3.75% at July 31, 2009) and has a term of three years expiring in March 2010. The line of credit had an outstanding balance of $2,654 at July 31, 2009 and $5,654 at October 31, 2008 and the unused line of credit was $997,346 at July 31, 2009. At the current time, our line of credit continues to be available and we have not had any issues obtaining additional funds from the lender. In the event that the Company's line of credit would not be available, we would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

7. Income Taxes

As of July 31, 2009, the Company's anticipated annual effective tax rate is 34%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company's actual income tax is primarily the result of state income tax expense offset by permanent deductible differences.

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Through the first quarter of 2008, a full valuation allowance against accumulated deferred tax assets was provided, reflecting the uncertainty associated with future profitability. In the second quarter of 2008 the valuation allowance previously established against deferred tax assets was reversed. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, the valuation allowance was reversed. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of July 31, 2009, the deferred tax asset was approximately $757,000. The realization of deferred tax assets will depend on the Company's ability to continue to generate taxable income in the future.

8. Stock-Based Compensation

In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of July 31, 2009, the Company has no options outstanding under previously authorized plans. The outstanding stock options at July 31, 2009 have a remaining contractual term of three years. As all options are fully vested, there is no impact to net income for the nine months ended July 31, 2009 and 2008.

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

At July 31, 2009, the Company had a letter of credit totalling $224,100 issued for warranty guarantees, which is secured by restricted cash. This letter of credit expires July 31, 2010.


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

Results of Operations:  Three Month Comparison

In the third quarter ending July 31, 2009, the Company had net sales of $1,117,825, compared to net sales of $3,333,200 in the third quarter of fiscal 2008. The decrease in revenue is the result of lower shipments in the third quarter of fiscal 2009, reflecting the deteriorated market conditions and lower commodity prices for recycled materials compared to the prior year third quarter. Shipments in the third quarter of 2009 included 17 balers and conveyors compared to 41 balers and conveyors in the prior year third quarter.

The Company had a pre-tax loss of $175,623 in the third quarter compared to pre-tax income of $391,055 in the third quarter of fiscal 2008. Gross profit margin in the quarter was 8.9% compared to 21.3% in the third quarter of 2008. Margins were negatively impacted by lower sales resulting in lower absorption of fixed manufacturing costs.

Selling and administrative expenses decreased by $70,762, the result of lower salary costs and reductions in various other expenditures due to the current economic conditions.

Results of Operations: Nine Month Comparison

The Company had net sales of $4,901,236 in the first nine months of fiscal 2009, as compared to net sales of $9,429,386 in the same period of fiscal 2008, a decrease of 48.0%. The lower sales were the result of the current economic conditions beginning in the fourth quarter of the prior fiscal year. Specialty baler sales also declined in the quarter and in the first nine months of fiscal 2009.

Generally, specialty baler sales have higher profit margin than general purpose balers. The following table shows the composition of net sales by type of equipment:

                                        Third Quarter                                    Nine Months
                         -------------------------------------------   -------------------------------------------
                             2009                   2008                   2009                   2008
                         -------------------------------------------   ------------           ------------
General purpose balers        832,491   74.5%      2,604,870   78.1%      3,468,400   70.8%      6,499,311   68.9%
Specialty balers               26,310    2.4%        265,350    8.0%        563,660   11.5%      1,789,819   19.0%
Other                         259,024   23.1%        462,980   13.9%        869,176   17.7%      1,140,256   12.1%
                         ------------           ------------           ------------           ------------
                            1,117,825              3,333,200              4,901,236              9,429,386

The Company had a pre-tax loss of $354,146 in the first nine months of fiscal 2009, compared to pre-tax income of $1,272,744 in the first nine months of fiscal 2008. Gross profit margins were 13.7% in the first nine months of 2009 versus 24.8% in the first nine months of 2008. Selling and administrative expenses decreased by $83,328 in the first nine months of fiscal 2009 compared to the prior fiscal year. The lower selling and administrative expenses were the result of lower salary costs and other cost reductions due to the current economic conditions, partially offset by a reserve set up for a receivable from Smurfit-Stone Container Corporation of $68,870 which filed for protection under Chapter 11 in the first quarter of 2009, and other customer balances which have a likelihood of not being collected.

The sales order backlog was approximately $875,000 at July 31, 2009, as compared to $3,112,000 at July 31, 2008.

Financial Condition and Liquidity:

Net working capital at July 31, 2009 was $2,618,125 as compared to $3,449,519 at October 31, 2008. The decrease in net working capital was primarily due to the operating results in 2009, the economic slowdown, and the reclassification of a portion of our deferred income tax asset to non-current assets. The deferred income tax reclassification was made due to the current economic conditions and our expectation of when we would generate taxable income to utilize the NOL carryforward. The decrease in cash was primarily the result of decreases in customer deposits, accrued liabilities, and accounts payable partially offset by a decrease in accounts receivable. These reductions in account balances are directly related to the downturn in economic conditions and lower sales order backlog. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first nine months of fiscal 2009 were 38.2 days as compared to 27.6 days in first nine months of fiscal 2008. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by nine, and dividing that result by the average days sales for the period (period sales / 274).

The Company has a line of credit with First Guaranty and Trust Company of Jacksonville with a credit limit of $1,000,000. The interest rate on the line of credit is one-half percent above the prime rate and expires in March 2010. At July 31, 2009, the line of credit had an outstanding balance of $2,654. At the current time, our line of credit continues to be available and we have not had any issues obtaining additional funds from the lender. In the event that the Company's line of credit would not be available, we would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

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

Changes in Internal Control over Financial Reporting

The Company's management, including CEO and CFO, confirm that there were no changes in the Company's internal control over financial reporting during the fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


Dated: September 11, 2009               INTERNATIONAL BALER CORPORATION



                                        BY: /s/ D. Roger Griffin
                                            ----------------------------
                                            D. Roger Griffin
                                            Chief Executive Officer



                                        BY: /s/ William E. Nielsen
                                            ----------------------------
                                            William E. Nielsen
                                            Chief Financial Officer