Form 10-K
period 2009-10-31
INTERNATIONAL BALER CORP
filed 2010-01-27
CIK 781902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K
  (Mark one)

     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended OCTOBER 31, 2009 or

     [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                           Commission File No. 0-14443



                         INTERNATIONAL BALER CORPORATION
--------------------------------------------------------------------------------
                (Name of registrant as specified in its charter)

           DELAWARE                                        13-2842053
--------------------------------                --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

            5400 RIO GRANDE AVENUE, JACKSONVILLE, FLORIDA    32254
            ---------------------------------------------------------
                (Address of Principal Executive Offices)   (Zip Code)


               Registrant's telephone number, including area code:
                                 (904) 358-3812


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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [_]    No [_]

================================================================================

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

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (April 30, 2009 closing price $0.40): $855,541

     State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (January 15, 2010): 4,933,895

     Documents incorporated by reference: None.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I
------

     Item 1.    Business....................................................   2

     Item 2     Properties .................................................   6

     Item 3.    Legal Proceedings...........................................   6

     Item 4.    Submission of Matters to a Vote of Security Holders.........   6


PART II
-------

     Item 5.    Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities...........   7

     Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operation....................................   8

     Item 8.    Financial Statements and Supplementary Data.................  12

     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  ..................................  12

     Item 9A(T) Controls and Procedures.....................................  13

     Item 9B.   Other Information...........................................  14


PART III
--------

     Item 10.   Directors and Executive Officers and Corporate Governance...  15

     Item 11.   Executive Compensation......................................  19

     Item 12.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................  22

     Item 13.   Certain Relationships and Related Transactions, and
                Director Independence.......................................  24

     Item 14.   Principal Accountant Fees and Services......................  25


PART IV
-------

     Item 15.   Exhibits, Financial Statement and Schedules.................  26



SIGNATURES..................................................................  29

PART I

     ITEM 1.    BUSINESS

In March 2009, Waste Technology Corporation's wholly-owned subsidiary, International Baler Corporation (IBC), was merged into Waste Technology Corporation and the Company changed its name to International Baler Corporation. Waste Technology Corp. was incorporated on September 10, 1975, in the State of Delaware under the name B.W. Energy Systems, Inc. Its name was changed to Waste Technology Corp. in August 1983. International Baler Corporation maintains its executive offices and manufacturing facilities at 5400 Rio Grande Avenue, Jacksonville, Florida 32254. The Company's telephone number is (904) 358-3812. The Company's fiscal year end is October 31.

     General

The Company is a manufacturer of baling equipment which is fabricated from steel and utilizes hydraulic and electrical components to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste. More sophisticated applications include baling of textile materials, fibers and synthetic rubber. The Company offers a wide variety of balers, standard models as well as custom models to meet specific customer requirements.

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

                General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $400,000. General purpose baler sales constituted approximately 70% and 66% of net sales for the fiscal years ended October 31, 2009 and 2008, respectively.

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

Specialty balers range in price from approximately $4,000 to $300,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 11% and 21% of net sales for the fiscal years ended October 31, 2009 and 2008, respectively.

     Accessory Equipment

The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. This equipment includes conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. At the present time, accessory equipment does not represent a significant percentage of net sales.

     Manufacturing

The Company manufactures its products, in its facility in Jacksonville, Florida, where it maintains a fully equipped and staffed manufacturing plant. IBC purchases raw materials, such as steel sheets and beams and components such as hydraulic pumps, valves and cylinders, and certain controls and other electric equipment which are used in the fabrication of the balers. The Company has no long-term supply agreements, and has not experienced unusual delay in obtaining raw materials or components.

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

Most of the sales of IBC are made by its sales force of four (4) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately 30% of net sales are made through manufacturer's representatives and dealers. Sales made through the Company's dealers are generally discounted and sales are recorded net of the discount amount. Occasionally sales are made with a commission payment, selling expense, through a representative who is not a dealer.

The Company's general purpose balers are sold throughout the United States to such end users as waste producing retailers, manufacturing and fabricating plants, bulk material producers, and solid waste recycling facilities. Specialty balers are sold worldwide, including Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. During fiscal 2009, foreign sales amounted to $1,388,000 or approximately 21% of consolidated sales. In fiscal 2008, foreign sales amounted to $3,114,000, approximately 24% of the Company's net sales.

During fiscal 2009 and fiscal 2008, IBC had sales to more than 600 customers. In fiscal 2009, two customers accounted for 14.5% and 10.2% of total net sales, respectively.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2009 were $1,685,000 and at October 31, 2008 were $2,414,000. The
Company generally delivers its orders within four (4) months of the date booked.

     Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 16% and 11% of the Company's consolidated net sales for fiscal 2009 and 2008, respectively.

     Competition

The potential market for the Company's balers is nationwide and overseas, but the majority of the Company's general purpose baler sales are in the United States. The Company competes in these markets with approximately 20 companies, none of which are believed to be dominant, but some of which may have significantly greater sales and financial resources than the Company. The Company is able to compete with these companies due to its reputation in the market place, its ability to service the balers it manufactures and sells, as well as its ability to custom design balers to a customer's particular needs. The Company experiences intense competition with respect to its lower priced or general purpose balers, based upon price, including freight, and based on performance. The Company experiences less competition with respect to its specialized baler equipment, such as synthetic rubber, scrap metal, and textile balers.

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

     Employees

As of October 31, 2009, the Company employed 35 persons as follows: 4 in management and supervision; 7 in sales and service; 19 in manufacturing; and, 5 in administration.

     Available Information

The Company is a reporting company, as that term is defined under the Securities Acts, and therefore, files reports, including, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and other information with the Securities and Exchange Commission (the "Commission"). In addition, the Company will provide, without charge to its stockholders, upon written or oral request by such stockholder, a copy of any information referred to herein that is incorporated by reference except exhibits to such information that are incorporated by reference unless the exhibits are themselves specifically incorporated by reference. All such requests should be directed to William E. Nielsen, at International Baler Corp., 5400 Rio Grande Avenue, Jacksonville, Florida 32254, telephone number (904) 358-3812.

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

The Company has completed the preliminary planning for a potential plant expansion of approximately 30,000 square feet of manufacturing space. Initial estimates indicate that this project would require an investment of approximately $2,000,000. The Company has not contracted to go forward with this plant expansion and at the current time has abandoned its plan to proceed with this project. The Company's buildings and property are well maintained and are adequately covered by insurance.


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

None during the fourth quarter ending October 31, 2009.

PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol IBAL.OB. As of October 31, 2009, the number of shareholders of record of the Company's Common Stock was approximately 500, and management believes that there are approximately 1,000 beneficial owners of the Company's common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2009 and 2008, are set forth below.

                Fiscal Year Ended
                  October 31, 2009                 High           Low

                First Quarter                    $  1.80        $  0.25
                Second Quarter                      0.81           0.35
                Third Quarter                       0.80           0.20
                Fourth Quarter                      1.01           0.30

                Fiscal Year Ended
                   October 31, 2008                High           Low

                First Quarter                    $  1.35        $  0.95
                Second Quarter                      2.05           1.17
                Third Quarter                       2.20           1.44
                Fourth Quarter                      2.01           1.05


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

     Recent Sales of Unregistered Securities

During the past two years ended October 31, 2009, the Company has not sold any unregistered securities.

     Purchases of Equity Securities

During the fiscal year ended October 31, 2009, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

     Securities authorized for issuance under equity compensation plans.

                None.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Results of Operations

For the fiscal year ending October 31, 2009, net sales were $6,594,210 compared to $12,768,868 in fiscal 2008, a decrease of 48.4%. The decrease in net sales was the result of lower shipments in fiscal 2009 reflecting the deteriorated market conditions and lower commodity prices for recycled materials compared to the prior year. In fiscal 2009 unit sales of every type of baler and sales in ever market area of the company's business was lower than the prior fiscal year.

The Company had a pre-tax loss of $298,492 in fiscal 2009, compared to pre-tax income of $1,399,722 in fiscal 2008. The net loss in fiscal 2009 was $183,206 versus net income of $2,055,282 in fiscal 2008. In fiscal 2008 net income included the release of $1,190,283 of the valuation allowance against accumulated deferred tax assets. The lower income was the result of the lower shipments in the current fiscal year. Gross profit margins declined from 22.6% in fiscal 2008 to 15.2% in 2009. Gross profit margins were negatively impacted by the lower sales resulting in lower absorption of fixed manufacturing costs. Warranty expense decreased from $231,875 in fiscal 2008 to $132,128 in 2009. The Company made significant reductions in manufacturing personnel during fiscal 2009.

Selling and administrative expenses decreased by $240,725, a decrease of 15.5%. This decrease was the result of lower salary costs and reductions in various other expenditures due to the economic conditions in 2009.

     Liquidity and Capital Resources

The Company's working capital at October 31, 2009 was $3,083,889 as compared to $3,449,519 at October 31, 2008. The decrease in net working capital was primarily due to the operating results in 2009, the economic slowdown, and the reclassification of a portion of our deferred income tax asset to non-current assets. The deferred income tax reclassification was made due to the current economic conditions and our expectation of when we would generate taxable income to utilize the NOL carryforward. The decrease in cash was primarily the result of decreases in customer deposits, accrued liabilities, and accounts payable partially offset by a decrease in accounts receivable and inventory. These reductions in account balances are directly related to the downturn in economic conditions and lower sales order backlog. The Company currently believes that it will have sufficient cash flow to be able to make the balance of all installment payments and fund other operating activities for the next twelve months.

Average days sales outstanding (DSO) in fiscal 2009 were 37.8 days as compared to 29.8 days in fiscal 2008. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by twelve, and dividing that result by the average days sales for the period (period sales /
365).

In February 2007, the Company entered in to a $202,722 term loan agreement with First Guaranty Bank. The balance of this loan was $134,969 at January 31, 2009. In March 2009, the Company paid off the remaining balance of $131,769.

In March 2007, the Company had its $500,000 line of credit agreement with First Guaranty Bank and Trust of Jacksonville increased to $1,000,000. The line of credit allows the Company to borrow against the Company's assets. The line of credit bears interest at the prime rate plus one-half percent and has a remaining term of three months to March 2010. The Company is in the process of renewing its line of credit, however, a positive outcome cannot be assured. The line of credit had an outstanding balance of $2,654 and $5,694 at October 31, 2009 and 2008, respectively. The unused line of credit was $997,346 at October 31, 2009.

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

The Company made additions to its manufacturing equipment of $56,316 and improvements to its buildings of $69,275 in fiscal 2009. As stated previously, (see Item 2) the Company has abandoned a potential plant expansion of approximately 30,000 square feet of manufacturing space. The value of the plans and architectural drawings for the plant expansion, $63,750, was written-off in the fourth quarter of fiscal 2009. Other than as set forth above, there are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

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

     Inflation

The costs of the Company are subject to the general inflationary trends existing in the general economy. The Company believes that expected pricing for its equipment will be able to include sufficient increases to offset any increase in costs due to inflation. During fiscal 2008, the Company experienced substantial increases in steel prices, a major component of its products, and the Company was able to increase prices to cover the additional cost.

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

     Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the $759,246 of deferred tax assets at October 31, 2009 as management believes it will fully utilize them. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. There were no accruals for uncertain tax positions at October 31, 2009 or 2008.

     Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification No. 855, Subsequent Events. This guidance establishes general standards of accounting for and, disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company's statement of financial condition or results of operations. Applicable disclosures have been provided in note 2 to our financial statements.

In June 2009, the FASB issued Accounting Standards Codification No. 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASC 105-10"). This guidance establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its results of operations and financial position.

This "Management's Discussion and Analysis" contains forward-looking statements within the meaning of Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated.


     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data commence on page F-1.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


     ITEM 9A(T). CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

Management, with the participation of the Company's principal executive and principal financial officers, assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2009. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission ("COSO").

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of October 31, 2009.

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

     (b)        Changes in Internal Control over Financial Reporting

During the year ended October 31, 2009, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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



PART III

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Identification of Directors and Officers

The current executive officers and directors of the Company are as follows:

                                                         DATE OF INITIAL
NAME                      AGE  POSITIONS HELD            ELECTION OR DESIGNATION
----                      ---  --------------            -----------------------
Roger Griffin             48   Director                  4/21/08
5400 Rio Grande Ave.           President &
Jacksonville, FL 32254         Chief Executive Officer

LaRita R. Boren           73   Director                  3/09/05
9628 E. 900 S.
Upland, IN 46989

Leland E. Boren           86   Director                  3/09/05
9628 E. 900 S.
Upland, IN 46989

Ronald L. McDaniel        70   Director                  5/16/06
2700 West 36th Place           Chairman of the Board
Chicago, IL 60632

William E. Nielsen        62   Director                  11/20/97
5400 Rio Grande Ave.           Chief Financial Officer   6/14/94
Jacksonville, FL 32254

Matthew M. Price          42   Director                  5/11/07
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

David B. Wilhelmy         55   Vice President Sales      9/01/02
5400 Rio Grande Ave.           and Marketing
Jacksonville, FL 32254

John J. Martorana         59   Director                  1/5/09
5148 Hanover Lane
Lakeland, FL 33817


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

During fiscal 2009 the Board of Directors met three times.

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

     Background of Executive Officers and Directors

The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

Roger Griffin joined the Company in February 2008 as President and Chief Executive Officer. Previously, Mr. Griffin was Vice President of Operations at Schaefer Interstate Railing in Salisbury, NC. Prior to that Mr. Griffin spent several years with Metaldyne which acquired the Whitsett, NC plant of Dana Corporation and before that he spent eleven years in management with Dana Corporation at their Whitsett, NC and Jonesboro, AR facilities.

LaRita R. Boren is the Executive Director of Avis Industrial Corporation. She has served as a member of the Board of Directors of Avis since 1979 and as Vice-President from 1986 until April, 2006, when she was elected Executive Director. She is also on the Board of Directors of The Boren Foundation, Inc., Citizens Plaza Building, LLC, Citizens Travel Agency, The Heartland Film Festival, Lyford Cay Foundation Inc., J.M. Music, Inc., Taylor University, LeLaLo Foundation, Inc., and Spring Hill Music Group, Inc. Mrs. Boren received a Bachelors of Science degree from Oklahoma State University in 1957. She has an honorary Doctor of Business Management degree from Indiana Wesleyan University and a Doctor of Humane Letters degree from Taylor University. Mrs. Boren has been married to Leland E. Boren, also a Director of Avis Industrial Corporation since 1958.

Leland E. Boren is the Chairman, Chief Executive Officer and President of Avis Industrial Corporation located in Upland, Indiana. From 1945 through 1971, Mr. Boren was employed by The Pierce Company (formerly The Pierce Governor Company) in various capacities. He became President of The Pierce Governor Company in 1958. The Pierce Company merged with Avis Industrial Corporation in 1971 and Mr. Boren became President of Avis at that time. Mr. Boren has been married to LaRita R. Boren, who is also a Director of Avis Industrial Corporation since 1958.

Ronald L. McDaniel has been president of Western-Cullen-Hayes, Inc. since 1980. He was Vice President and General Manager of Western-Cullen-Hayes from 1975 to 1980. From 1957 to 1975, Mr. McDaniel worked for Western-Cullen-Hayes and Burro Crane, an affiliated company, in various capacities including division controller. Mr. McDaniel has a bachelor's degree from the University of Dayton and an MBA from the University of Chicago.

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

Matthew M. Price is an attorney with the law firm of Bingham McHale LLP since 1993. Mr. Price received a BA degree from Wabash Collage in 1990 and a J.D. from Indiana University School of Law in 1993. Mr. Price is a member of the American Bar Association, Indiana State Bar Association and the Indianapolis Bar Association. Mr. Price is a member of his law firm's manufacturing industry team, and his practice focus is on issues relating primarily to manufacturers.

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

                International Baler Corporation
                Attention: William E. Nielsen
                5400 Rio Grande Avenue
                Jacksonville, Florida 32254
                (904)358-3812

     Committees

The Company's Board of Directors consists of seven members, three of whom the Board has determined are independent, Ronald McDaniel, Matthew Price and John Martorana. The Company has sought and continues to seek appropriate individuals to serve on the Board of Directors who meet the requirements necessary to qualify as independent directors to serve on the Company's Board of Directors.

Ronald McDaniel, Matthew Price and LaRita Boren are members of Board's Audit

Committee. Mr. McDaniel serves as the audit committee's "financial expert" as that term is defined by applicable Securities and Exchange Commission ("SEC") regulations. Mr. McDaniel's qualifications for this position are based upon his educational background and work experience as set forth above. The Company's Audit Committee Charter is posted on the Company's website.

LaRita Boren and Matthew Price are members of the nominating committee. In identifying Board candidates, the committee will seek recommendations from existing Board members, executive officers of the Company and all persons who own more than five percent (5%) of the Company's outstanding stock. The Board has no stated specific minimum qualifications that must be met by a candidate for a position on the Board of Directors. The Board will consider a variety of factors in evaluating the qualifications of a candidate including the candidate's professional experience, educational background, knowledge of the Company's business and personal qualities. The Board may, when appropriate, retain an executive search firm and other advisors to assist it in identifying candidates for the Board. In addition, the Board will consider any candidates that may have been recommended by any of the Company's stockholders who have made those recommendations in accordance with the Company's procedures described in the Company's last notice of annual meeting and proxy statement (the "Notice"). There have been no changes to those procedures since the mailing of the Notice. In addition, such stockholder recommendation must be accompanied by
(1) such information about each prospective director nominee as would have been required to be included in a proxy statement filed pursuant to the rules of the SEC had the prospective director nominee been nominated by the Board of Directors and (2) that the prospective director nominee has consented to be named, if nominated, as a nominee and, if elected, to serve as a director.


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

     Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2009 and 2008:


                           SUMMARY COMPENSATION TABLE

                            ANNUAL COMPENSATION                LONG TERM AWARDS
--------------------  ----  -------  -------  ------------  ---------  ------------  ------------
                                              OTHER ANNUAL
NAME AND              YEAR  SALARY    BONUS   COMPENSATION  NUMBER OF   ALL OTHER       TOTAL
PRINCIPAL POSITION            ($)      ($)        ($)        OPTIONS   COMPENSATION  COMPENSATION
--------------------  ----  -------  -------  ------------  ---------  ------------  ------------
Roger Griffin         2009  126,128    -0-        -0-          -0-         -0-            126,500
President & CEO       2008   91,500  50,000       -0-          -0-         -0-            141,500

William E. Nielsen    2009  127,424    -0-        -0-          -0-         -0-            127,424
Chief Financial       2008  133,302  22,000       -0-          -0-         -0-            155,302
Officer

David B. Wilhelmy     2009  125,524    -0-        -0-          -0-         -0-            125,524
Vice President Sales  2008  132,305  22,000       -0-          -0-         -0-            154,305
and Marketing

Greg Kirkpatrick
Acting President(1)   2008   29,475    -0-        -0-          -0-         -0-             29,475

--------------------  ----  -------  -------  ------------  ---------  ------------  ------------

__________________________
1. Greg Kirkpatrick was acting President from September 18, 2007 to December 19, 2007.

                                              OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
------------------------------------------------------------------------------------------------------------------------------------
  Option Awards                                                               Stock Awards
------------------------------------------------------------------------------------------------------------------------------------
Name         Number of     Number of      Equity       Option     Option      Number of   Market Value  Equity         Equity
             Securities    Securities     Incentive    Exercise   Expiration  Shares or   of Shares or  Incentive      Incentive
             Underlying    Underlying     Plan         Price      Date        Units of    Units of      Plan Awards:   Plan Awards:
             Unexercised   Unexercised    Awards:      ($)                    Stock That  Stock That    Number of      Market or
             Options       Options        Number of                           Have Not    Have Not      Unearned       Payout
             (#)           (#)            Securities                          Vested      Vested        Shares, Units  Value of
             Exercisable   Unexercisable  Underlying                          (#)         (#)           or Other       Unearned
                                          Unexercised                                                   Rights That    Shares, Units
                                          Unearned                                                      Have           or Other
                                          Options                                                       Not Vested     Rights That
                                                                                                        (#)            Have Not
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
Nielsen
Chief
Financial
Officer
------------------------------------------------------------------------------------------------------------------------------------


None of the Company's other Executive Officers earned compensation in fiscal 2009 and 2008 in excess of $100,000 for services rendered to the Company in any capacity.

     Option Grants and Exercises in Last Fiscal Year

No options were granted or exercised during fiscal 2009 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2009.

     Compensation of Directors

The Board of Directors of the Company has resolved to compensate non-employee directors $1,000 per month, together with direct out-of-pocket expenses incurred to attend meetings. In April 2009, the Board of Directors voted to suspend these director payments until economic conditions improve.

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

-------------------------------------------------------------------------------------------------------------------
                                DIRECTOR COMPENSATION FOR FISCAL 2009
-------------------------------------------------------------------------------------------------------------------
Name                Fees Earned  Stock        Option       Non           Change in         All Other        Total
                    or Paid      Awards       Awards       Equity        Pension Value     Compensation
                    in Cash                                Incentive     and Nonqualified
                                                           Plan          Deferred
                                                           Compensation  Compensation
                                                                         Earnings

                    ($)          ($)          ($)          ($)           ($)               ($)              ($)
------------------  -----------  -----------  -----------  ------------  ----------------  ------------  ----------
Ronald L. McDaniel  4,000            -0-          -0-         -0-            -0-               -0-          4,000
------------------  -----------  -----------  -----------  ------------  ----------------  ------------  ----------
Matthew M. Price    4,000            -0-          -0-         -0-            -0-               -0-          4,000
------------------  -----------  -----------  -----------  ------------  ----------------  ------------  ----------
LaRits Boren        4,000            -0-          -0-         -0-            -0-               -0-          4,000
------------------  -----------  -----------  -----------  ------------  ----------------  ------------  ----------
Leland Boren        4,000            -0-          -0-         -0-            -0-               -0-          4,000
------------------  -----------  -----------  -----------  ------------  ----------------  ------------  ----------
John Martorana      3,000            -0-          -0-         -0-            -0-               -0-          3,000
------------------  -----------  -----------  -----------  ------------  ----------------  ------------  ----------

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

     Compensation Committee Report

The Compensation Committee reviews with management the Compensation Discussion & Analysis section of the Company's 2009 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Proxy Statement for 2009 and in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

The Compensation Committee
     LaRita Boren
     Ronald L. McDaniel


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2009 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2009 with these computations based on 4,933,895 shares of common stock being outstanding at that time.

                                                           AMOUNT OF            APPROXIMATE
  NAME AND ADDRESS OF                                      BENEFICIAL           PERCENT
   BENEFICIAL OWNER                TITLE HELD              OWNERSHIP(1)         OF CLASS

Roger Griffin                      President                    None                 -0-
5400 Rio Grande Ave.               & CEO
Jacksonville, FL 32254

LaRita R. Boren                    Director                2,423,853                46.8%
9628 E. 900 S.
Upland, IN 46989

Leland E. Boren                    Director                  220,768                 4.3%
9628 E. 900 S.
Upland, IN 46989

John Martorana                     Director                     None                 -0-
5148 Hanover Lane
Lakeland, FL  33817

Ronald L. McDaniel                 Director                     None                 -0-
Western-Cullen-Hayes, Inc.
2700 W. 36th Place
Chicago, IL 60632

William E. Nielsen                 Director                  250,000(2)              4.8%
5400 Rio Grande Avenue             Chief Financial
Jacksonville, FL 32254             Officer

Matthew M. Price                   Director                     None                 -0-
Bingham McHale LLP
10 West Market Street
Indianapolis, IN 46204

Alexander C. Toppan                Stockholder               569,731(3)             11.5%
40 Spectacle Ridge Road
South Kent, CT 06785

David B. Wilhelmy                  Director                     None                 -0-
5400 Rio Grande Avenue             Vice President Sales
Jacksonville, FL 32254             and Marketing

International Baler Corporation    Stockholder               150,421(4)              2.9%
Profit Sharing Trust
5400 Rio Grande Avenue
Jacksonville, FL 32254

All Officers and Directors                                 3,045,042(5)             58.7%
as a Group (4 persons)

________________

(1) Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.
(2)  Consists of fully exercisable options to purchase 250,000 shares.
(3)  Shares are held in joint tenancy with his wife, Mary Anne T. Toppan.
(4)  Employees' Profit Sharing Trust of which William Nielsen is Trustee.
(5) Consists of 2,644,621 shares held directly; fully exercisable options to purchase 250,000 shares; and 150,421 shares held by International Baler Corporation Employee Profit Sharing Trust.

     Changes In Control

To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.


     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                Transactions with Management and Others

LaRita R.Boren and Leland E. Boren, both, shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company's wholly-owned subsidiary, IBC. These baler companies operate completely independent of each other.

The Company had no equipment sales to American Baler Company the fiscal year ending October 31, 2009 and $224,440 in fiscal 2008. These sales included types of products American Baler does not manufacture. These sales were made under the Company's normal dealer discount schedule. IBC purchased no equipment from American Baler.

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

However, Rule 4350(c)(5) provides an exemption from the requirement that a majority of the Company's Directors be independent if the Company is considered a "controlled company". A controlled company is defined as a company of which more than 50% of the voting power is held by an individual, a group, the Company's independent registered public accounting firm, or another company. LaRita Boren and Leland E. Boren, who are husband and wife and members of the Company's Board of Directors, have a verbal agreement or understanding to vote their shares in a like manner. As Mr. and Mrs. Boren together beneficially own more than 50% of the outstanding shares of the Company's common stock, the Company is considered a "controlled company" under the applicable rules of The Nasdaq Stock Market and as such is exempt from certain of the corporate governance rules of The Nasdaq Stock Market, such as the requirement that the board of directors consist of a majority of independent directors.


     ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual consolidated financial statements for the fiscal years ended October 31, 2009 and 2008, and fees for other services rendered by KPMG LLP during those periods:


     Fee Category              Fiscal 2009              Fiscal 2008

     Audit Fees                 $ 70,000                 $ 70,000

     Audit-Related Fees                0                        0

     Tax Fees                   $ 11,000                   11,000

     All Other Fees                    0                        0

     Total Fees                 $ 81,000                 $ 81,000

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

All of the 2009 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company's independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by KPMG LLP is compatible with maintaining KPMG LLP's independence and has concluded that it is.

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


     2.         Exhibits

                The following exhibits are filed with, or incorporated by reference into this report.




Exhibit
Number                             Description
------  ------------------------------------------------------------------------

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


                                                INTERNATIONAL BALER CORPORATION
                                                (Registrant)

                                                By: /s/ D. Roger Griffin
                                                    ----------------------------
                                                    Chief Executive Officer

                                                Dated: January 27, 2010


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                  Title                        Date
---------                  -----                        ----

/s/ Ronald L. McDaniel     Director                     January 27, 2010
----------------------     Chairman of the Board
Ronald L. McDaniel


/s/ D. Roger Griffin       Director                     January 27, 2010
----------------------     President and Chief
D. Roger Griffin           Executive Officer


/s/ LaRita Boren           Director                     January 27, 2010
----------------------
LaRita Boren


/s/ Leland E. Boren        Director                     January 27, 2010
----------------------
Leland E. Boren


/s/ William E. Nielsen     Director                     January 27, 2010
----------------------     Chief Financial Officer
William E. Nielsen


/s/ Matthew M. Price       Director                     January 27, 2010
----------------------
Matthew M. Price


/s/ John J. Martorana      Director                     January 27, 2010
----------------------
John J. Martorana

                         INTERNATIONAL BALER CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2009 AND 2008

     (WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THEREON)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
International Baler Corporation:

We have audited the accompanying consolidated balance sheets of International Baler Corp. (the Company) as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Baler Corporation as of October 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

KPMG LLP

January 27, 2010
Jacksonville, Florida
Certified Pubic Accountants

                         INTERNATIONAL BALER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2009 AND 2008

                                                                 OCTOBER 31,     OCTOBER 31,
                                                                    2009            2008
                                                                ------------    ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                     $  1,609,305    $  2,245,930
  Restricted cash                                                    224,100            --
  Accounts receivable, net of allowance for doubtful accounts
      of $88,870 and $20,000 in 2009 and 2008, respectively          619,383       1,152,270
  Inventories                                                      1,145,998       1,734,261
  Prepaid expense and other current assets                            80,506          81,476
  Deferred income taxes                                              336,735         529,465
                                                                ------------    ------------
          Total current assets                                     4,016,027       5,743,402

Property, plant and equipment, at cost:                            2,405,585       2,343,743
  Less:  accumulated depreciation                                  1,534,652       1,437,405
                                                                ------------    ------------
          Net property, plant and equipment                          870,933         906,338

Other assets:
  Restricted cash                                                       --           224,100
  Other assets                                                         4,906          16,064
  Due from former Director                                            28,875          40,702
  Deferred income taxes                                              422,511         114,495
                                                                ------------    ------------
          Total other assets                                         456,292         395,361

TOTAL ASSETS                                                    $  5,343,252    $  7,045,101
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving promissory note                                     $      2,654    $      5,654
  Current maturities of long term debt                                  --            39,109
  Accounts payable                                                   234,678         553,268
  Accrued liabilities                                                276,608         404,177
  Accrued payroll and commissions                                     15,758         295,402
  Current portion of deferred compensation                            67,000          67,000
  Customer deposits                                                  335,440         929,273
                                                                ------------    ------------
          Total current liabilities                                  932,138       2,293,883

Long term debt                                                          --           105,324
Deferred compensation, net of current portion                        132,067         183,641
                                                                ------------    ------------
          Total liabilities                                        1,064,205       2,582,848

Stockholders' equity:
  Preferred stock, par value $.0001,
        10,000,000 shares authorized, none issued                       --              --
  Common stock, par value $.01,
        25,000,000 shares authorized;                              6,179,875
        shares issued in 2009 and 2008                                61,799          61,799
  Additional paid-in capital                                       6,347,187       6,347,187
  Accumulated deficit                                             (1,448,529)     (1,265,323)
                                                                ------------    ------------
                                                                   4,960,457       5,143,663

  Less:  Treasury stock, 1,245,980 shares
          in 2009 and 2008, at cost                                 (681,410)       (681,410)
                                                                ------------    ------------

                  Total stockholders' equity                       4,279,047       4,462,253

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  5,343,252    $  7,045,101
                                                                ============    ============


          See accompanying notes to consolidated financial statements.

                         INTERNATIONAL BALER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2009 AND 2008


                                                              2009            2008
                                                          ------------    ------------
Net Sales:
     Equipment                                            $  5,343,298    $ 11,335,565
     Parts and Service                                       1,250,912       1,433,303
                                                          ------------    ------------
Total Net Sales                                              6,594,210      12,768,868

Cost of Sales                                                5,591,368       9,879,182
                                                          ------------    ------------

Gross Profit                                                 1,002,842       2,889,686


Operating Expense:
     Selling Expense                                           493,809         573,806
     Administrative Expense                                    813,607         974,335
                                                          ------------    ------------
Total Operating Expense                                      1,307,416       1,548,141

Operating Income (Loss)                                       (304,574)      1,341,545

Other Income (Expense):
     Interest Income                                            21,095          36,462
     Interest Expense                                          (15,064)        (22,928)
     Other Income                                                   51          44,643
                                                          ------------    ------------
Total Other Income                                               6,082          58,177


Income (Loss) Before Income Taxes                             (298,492)      1,399,722

Income Tax Provision (Benefit)                                (115,286)       (655,560)
                                                          ------------    ------------

Net Income  (Loss)                                        $   (183,206)   $  2,055,282
                                                          ============    ============


Basic (Loss) Income per share                             $      (0.04)   $       0.42
Diluted (Loss) Income per share                                  (0.04)           0.40

Weighted average number of shares outstanding - Basic        4,933,895       4,933,895
                                              - Diluted      4,933,895       5,136,125


          See accompanying notes to consolidated financial statements.

                         INTERNATIONAL BALER CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED OCTOBER 31, 2009 AND 2008





                                     COMMON STOCK                                                TREASURY STOCK
                             ---------------------------                                 ---------------------------
                                NUMBER                      ADDITIONAL                      NUMBER                        TOTAL
                               OF SHARES        PAR          PAID-IN      ACCUMULATED         OF                       STOCKHOLDERS'
                                ISSUED         VALUE         CAPITAL        DEFICIT         SHARES          COST          EQUITY
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at October 31, 2007     6,179,875         61,799      6,347,187     (3,320,605)     1,245,980       (681,410)     2,406,971

     Net Income                       -0-            -0-            -0-      2,055,282            -0-            -0-      2,055,282
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at October 31, 2008     6,179,875   $     61,799   $  6,347,187   $ (1,265,323)     1,245,980   $   (681,410)  $  4,462,253

     Net Loss                         -0-            -0-            -0-       (183,206)           -0-            -0-       (183,206)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at October 31, 2009     6,179,875   $     61,799   $  6,347,187   $ (1,448,529)     1,245,980   $   (681,410)  $  4,279,047
                             ============   ============   ============   ============   ============   ============   ============





          See accompanying notes to consolidated financial statements.

                         INTERNATIONAL BALER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2009 AND 2008


                                                                                   2009            2008
                                                                               ------------    ------------
Cash flow from operating activities:
  Net income (Loss)                                                            $   (183,206)   $  2,055,282
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization                                                  107,405          99,648
     Abandonment of long lived assets                                                63,750
     Gain on sale of equipment                                                         --            (7,600)
     Provision for doubtful accounts, net of recoveries                              68,870         (20,000)
     Deferred income taxes                                                         (115,286)       (643,960)
     Changes in operating assets and liabilities:
       Accounts receivable                                                          464,017        (550,384)
       Inventories                                                                  588,263         470,899
       Prepaid expenses and other assets                                              1,970         (21,588)
       Accounts payable                                                            (318,590)       (221,104)
       Accrued liabilities, payroll, commissions and deferred compensation         (458,787)         32,201
       Customer deposits                                                           (593,833)          9,518
                                                                               ------------    ------------
           Net cash (used in) provided by operating activities                     (375,427)      1,202,912

Cash flows from investing activities:
   Proceeds from notes receivable from former Director                               11,827          11,140
   Proceeds from sale of equipment                                                     --             7,600
   Purchase of property and equipment                                              (125,592)       (204,572)
                                                                               ------------    ------------
           Net cash used in investing activities                                   (113,765)       (185,832)

Cash flows from financing activities:
    Net payments on the revolving promissory note                                    (3,000)           --
    Repayments of long term debt                                                   (144,433)        (35,932)
                                                                               ------------    ------------
           Net cash used in financing activities                                   (147,433)        (35,932)

Net (decrease) increase in cash and cash equivalents                               (636,625)        981,148

Cash and cash equivalents at beginning of year                                    2,245,930       1,264,782
                                                                               ------------    ------------

Cash and cash equivalents at end of year                                       $  1,609,305    $  2,245,930
                                                                               ============    ============

Supplemental disclosure of cash flow information: Cash paid during year for:
    Interest                                                                   $      4,906    $     14,132
    Income taxes                                                                      5,000          24,100


          See accompanying notes to consolidated financial statements.

                         INTERNATIONAL BALER CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 2009 and 2008


(1)  NATURE OF BUSINESS

     International Baler Corporation(the Company) is a manufacturer of baling equipment which utilizes technical, hydraulic and electrical mechanisms to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste. More sophisticated applications include baling of textile materials, fibers and synthetic rubber. The Company offers a wide variety of balers, standard models as well as custom models to meet specific customer requirements.

     The Company's customers include recycling facilities, paper mills, textile mills, and the companies which generate the materials for baling and recycling. The Company sells its products worldwide with 20% to 35% of its annual net sales outside the United States.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of International Baler Corporation, formerly Waste Technology Corporation and its wholly owned subsidiary. Significant intercompany balances and transactions have been eliminated in consolidation.

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

                         INTERNATIONAL BALER CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 2009 and 2008


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

     (F)  INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined by a method that approximates the first-in, first-out method. Work in process and finished goods are valued based on underlying costs to manufacture balers which includes direct materials, direct and indirect labor, and overhead. The Company reduces inventory values for excess or slow moving inventory based on the expectation that this inventory will become obsolete or unusable within a reasonable time period. Company personnel review the potential usage of inventory and inventory components on a regular basis.

     (G)  PROPERTY, PLANT, AND EQUIPMENT

          Property, plant and equipment are stated at cost. The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the double-declining balance and straight-line methods over the estimated lives of 5-20 years for machinery and equipment and 31-40 years for buildings.

          The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

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

                         INTERNATIONAL BALER CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 2009 and 2008


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

     (J)  WARRANTIES AND SERVICE

          The Company typically warrants its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at the Company's Jacksonville, Florida, facility, by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability for expected warranty claims. The warranty accrual is based on historical warranty costs, the quantity and type of balers currently under warranty, and known warranty issues.

          Following is a tabular reconciliation of the changes in the warranty accrual for the periods:

                                                        2009          2008
                                                     ----------    ----------
          Beginning balance                          $   76,059    $   58,059
          Warranty services provided                   (132,128)     (231,875)
          Warranties issued                             106,865       226,694
          Changes to preexisting warranty accruals        4,263        23,181
                                                     ----------    ----------
          Ending balance                             $   55,059    $   76,059
                                                     ==========    ==========

     (K)  EARNINGS PER SHARE

          Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. The dilutive impact of options outstanding was no shares and 202,230 shares for the years ending October 31, 2009 and 2008.

     (L)  STOCK-BASED COMPENSATION

          The Company recognizes all stock-based compensation as an expense in the financial statements measured at the fair value of the award. In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the

                         INTERNATIONAL BALER CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 2009 and 2008


          Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of October 31, 2009, the Company has no options outstanding to grant under previously authorized plans and no options were issued during the years ended October 31, 2009 or 2008. The outstanding stock options at October 31, 2008 have a remaining contractual term of 3 years. As all options are fully vested, there is no impact to net income for the years ended October 31, 2009 and 2008.

          There were no stock options exercised during the years ended October 31, 2009 and 2008.

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

     (O)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In May 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Topic No. 855, Subsequent Events. This guidance establishes general standards of accounting for and, disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company's statement of financial condition or results of operations. Applicable disclosures have been provided in section (p) below.

          In June 2009, the FASB issued Accounting Standards Codification Topic No. 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASC 105-10"). This guidance

                         INTERNATIONAL BALER CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 2009 and 2008


          establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

          In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its results of operations and financial position.

     (P)  SUBSEQUENT EVENTS

          The Company evaluated all events or transactions that occurred after October 31, 2009 up through January 27, 2010, the date the Company issued these financial statements.

(3)  RELATED PARTY TRANSACTIONS

     The Company has a note receivable from the former president and director totaling $43,713 and $55,540 at October 31, 2009 and 2008, respectively. Interest accrues at the rate of 6% per annum.

     The Company has a deferred compensation agreement with the former president and director of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $199,067, payable over the next five years. A portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

     The consolidated statements of operations includes interest income on a previous officer and director note receivable of $3,011 and $3,698 for 2009 and 2008, respectively.

     LaRita Boren and Leland E. Boren, both shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company's International Baler Corporation. These baler companies operate independent of each other.

                         INTERNATIONAL BALER CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 2009 and 2008


     The Company had no equipment sales to American Baler Corporation in the fiscal year ending October 31, 2009 and $224,440 in fiscal 2008. These sales included types of products American Baler does not manufacture. These sales were made under the Company's normal dealer discount schedule. International Baler Corporation purchased no equipment or services from American Baler.

(4)  INVENTORIES

     Inventories consisted of the following:
                                                        2009          2008
                                                     ----------    ----------
          Raw Materials                              $  694,557    $  745,830
          Work in Process                               356,140       716,949
          Finished Products                              95,301       271,842
                                                     ----------    ----------
                                                     $1,145,998    $1,734,261
                                                     ==========    ==========


(5)  PROPERTY, PLANT, AND EQUIPMENT

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

                                                        2009          2008
                                                     ----------    ----------
          Land                                       $   82,304    $   82,304
          Building and Improvements                     982,096       864,758
          Machinery and Equipment                     1,286,319     1,230,003
          Vehicles                                       54,866        54,866
          Construction in Progress                           --       111,812
                                                     ----------    ----------
                                                      2,405,585     2,343,743
          Less accumulated depreciation               1,534,652     1,437,405
                                                     ----------    ----------
                                                     $  870,933    $  906,338
                                                     ==========    ==========


     Depreciation expense was $97,247 and $90,852 in 2009 and 2008, respectively. During 2009, the Company abandoned plans to expand their production facilities and as a result, recorded a loss on the write-off of certain construction in progress totaling $63,750.

(6)  DEBT

     In February 2007 the Company entered into a $202,722 term loan agreement with First Guaranty Bank. This loan was for a period of five years with a fixed rate of interest of 8.5% and monthly payments of $4,172 which includes principal and interest. In March 2009 the Company paid off the remaining balance of $131,769.

     In March 2007, the Company had its $500,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville increased to $1,000,000. The line of credit allows the Company to borrow against the Company's property, plant and equipment. The line of credit bears interest at the prime rate plus one-half

                         INTERNATIONAL BALER CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 2009 and 2008


     percent (0.5%) and has a term of three years expiring in March 2010. The line of credit had an outstanding balance of $2,654 and $5,654 at October 31, 2009 and 2008, respectively, and the unused line of credit was $997,346 at October 31, 2009.

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

     At October 31, 2009, the Company had a letter of credit totaling $224,100 issued for warranty guarantees, which is secured by restricted cash.

(8)  INCOME TAXES

     Income tax benefit attributable to income from continuing operations consists of:

                                                        2009          2008
                                                     ----------    ----------
          Current income tax benefit:
               Federal                               $       --    $  (11,600)
               State                                         --            --
                                                     ----------    ----------
                                                             --       (11,600)

          Deferred income tax benefit:
               Federal                                 (104,451)     (581,840)
               State                                    (10,835)      (62,120)
                                                     ----------    ----------
          Income tax benefit                           (115,286)     (643,960)
                                                     ----------    ----------
                                                     $ (115,286)   $ (655,560)
                                                     ==========    ==========


     The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company's actual income taxes are as follows:

                                                        2009          2008
                                                     ----------    ----------
          Expected federal income tax
            (benefit)/expense at statutory rate      $ (101,487)   $  475,905
          State income tax (benefit)/expense,
            net federal income tax effect               (10,835)       50,810
          Other - meals and entertainment                 2,303        10,910
          Change in valuation allowance                      --    (1,190,283)
          Other                                          (5,267)      (20,392)
          Alternative Minimum Tax                            --        17,490
                                                     ----------    ----------

                      Income tax benefit             $ (115,286)   $ (655,560)
                                                     ==========    ==========

                         INTERNATIONAL BALER CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 2009 and 2008


     Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Through the first quarter of 2008, a full valuation allowance against accumulated deferred tax assets was provided, reflecting the uncertainty associated with future profitability. In the second quarter of 2008 the valuation allowance previously established against deferred tax assets was reassessed. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly, $1,190,283 of the valuation allowance was reversed which resulted in an income tax benefit of $655,560 during the year ended October 31, 2008. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of October 31, 2009, the net deferred tax assets were $759,246. The realization of deferred tax assets will depend on the Company's ability to continue to generate taxable income in the future.

     The significant components of the net deferred income taxes at October 31, 2009 and 2008 are as follows:

                                                        2009          2008
                                                     ----------    ----------
     Deferred tax assets
        Reserves and allowance                       $  260,852    $  283,284
        Section 263A                                      9,584            --
        Alternative minimum tax credit carryforwards     37,685        52,192
        Net operating loss carryforwards                465,330       315,284
                                                     ----------    ----------
              Total deferred tax assets                 773,451       650,760

     Deferred tax liabilities
        Property, plant, and equipment                  (14,205)       (6,800)
                                                     ----------    ----------
              Total gross deferred tax liabilities      (14,205)       (6,800)

        Net deferred income taxes                    $  759,246    $  643,960
                                                     ==========    ==========


     Net federal operating loss carryforwards for income tax purposes are $1,236,592 and expire in years 2019 through 2029. The Company has an alternative minimum tax credit carryforward of $37,685.

     For the year ended October 31, 2009, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended October 31, 2005 through October 31, 2009, the tax years which remain subject to examination by tax jurisdictions as of October 31, 2009.

(9)  STOCK OPTIONS

     In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company's common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company

                         INTERNATIONAL BALER CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 2009 and 2008


     has no remaining authorized shares available for grant under existing stock option plans. As of October 31, 2009, the Company has no remaining options to grant under previously authorized plans. The outstanding stock options at October 31, 2009 have a remaining contractual term of 3 years.

(10) EMPLOYEES' BENEFIT PLAN

     The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan in 2009 or 2008.

(11) BUSINESS AND CREDIT CONCENTRATIONS

     Export sales were approximately 21% and 24% for the years ended October 31, 2009 and 2008, respectively. The principal international markets served by the Company, include Canada, China, Mexico, United Kingdom, India, Korea, Japan, Russia, and Brazil. In 2009, two customers accounted for 14.5% and 10.2% of net sales, respectively.