Form 10-Q
period 2010-01-31
INTERNATIONAL BALER CORP
filed 2010-03-15
CIK 781902

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2010

Commission File No. 0-14443

INTERNATIONAL BALER CORPORATION
    (Exact name of registrant as specified in its charter)

Delaware	13-2842053
State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization

5400 Rio Grande Avenue, Jacksonville, FL 32254
(Address of principal executive offices)

(904-358-3812)
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X          No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes            No___

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer_____ Non-accelerated filer _____ (Do not check if a smaller reporting company)	Accelerated filer____ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No    X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,933,895 shares of common stock at February 28, 2010.

INTERNATIONAL BALER CORPORATION

TABLE OF CONTENTS

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS
UNAUDITED

ASSETS	January 31, 2010	October 31, 2009

Current Assets:
Cash and cash equivalents	$1,360,697	$1,609,305
Restricted cash	224,100	224,100
Accounts receivable, net of allowance for doubtful accounts of $88,870 in 2010 and 2009	525,011	619,383
Inventories	1,424,787	1,145,998
Prepaid expense and other current assets	51,272	80,506
Deferred income taxes	336,085	336,735
Total current assets	3,921,952	4,016,027

Property, plant and equipment, at cost:	2,405,585	2,405,585
Less: accumulated depreciation	1,559,852	1,534,652
Net property, plant and equipment	845,733	870,933

Other assets:
Other assets	2,843	4,906
Due from former Director	25,736	28,875
Deferred income taxes	422,511	422,511
Total other assets	451,090	456,292

TOTAL ASSETS	$5,218,775	$5,343,252

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving promissory note	$2,654	$2,654
Accounts payable	307,863	234,678
Accrued liabilities	335,892	292,366
Current portion of deferred compensation	67,000	67,000
Customer deposits	107,233	335,440
Total current liabilities	820,642	932,138

Deferred compensation, net of current portion	118,104	132,067
Total liabilities	938,746	1,064,205

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,179,875
shares issued in 2010 and 2009	61,799	61,799
Additional paid-in capital	6,347,187	6,347,187
Accumulated deficit	(1,447,547)	(1,448,529)
	4,961,439	4,960,457

Less: Treasury stock, 1,245,980 shares in 2010 and 2009, at cost	(681,410)	(681,410)

Total stockholders' equity	4,280,029	4,279,047

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,218,775	$5,343,252

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
UNAUDITED

	January 31, 2010	January 31, 2009

Net Sales:
Equipment	$1,309,399	$2,065,110
Parts and Service	245,524	358,844
Total Net Sales	1,554,923	2,423,954

Cost of Sales	1,284,104	1,997,666

Gross Profit	270,819	426,288

Operating Expense:
Selling Expense	101,960	196,413
Administrative Expense	167,995	232,617
Total Operating Expense	269,955	429,030

Operating Income (Loss)	864	(2,742)

Other Income (Expense):
Interest Income	2,772	10,799
Interest Expense	(2,063)	(5,251)
Other Income	59	—
Total Other Income	768	5,548

Income Before Income Taxes	1,632	2,806

Income Tax Provision	650	1,000

Net Income	$982	$1,806

Basic Income per share	$0.00	$0.00
Diluted Income per share	0.00	0.00

Weighted average number of shares outstanding - Basic	4,933,895	4,933,895
- Diluted	5,000,968	5,118,678

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2010
UNAUDITED

	Common Stock				Treasury Stock

	NUMBER		ADDITIONAL		NUMBER		TOTAL
	OF SHARES	PAR	PAID-IN	ACCUMULATED	OF		STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	DEFICIT	SHARES	COST	EQUITY

Balance at October 31, 2009	6,179,875	61,799	6,347,187	(1,448,529)	1,245,980	(681,410)	4,279,047

Net Income	-0-	-0-	-0-	982	-0-	-0-	982

Balance at January 31, 2010	6,179,875	$61,799	$6,347,187	$(1,447,547)	1,245,980	$(681,410)	$4,280,029

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
UNAUDITED

	January 31, 2010	January 31, 2009
Cash flow from operating activities:
Net income	$982	$1,806
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,263	28,300
Provision for doubtful accounts, net of recoveries	—	68,870
Deferred income taxes	650	1,000
Changes in operating assets and liabilities:
Accounts receivable	94,372	344,057
Inventories	(278,789)	(110,000)
Prepaid expenses and other current assets	29,234	43,326
Accounts payable	73,185	(219,705)
Accrued liabilities and deferred compensation	29,563	(293,531)
Customer deposits	(228,207)	(797,949)
Net cash used in operating activities	(251,747)	(933,826)

Cash flows from investing activities:
Proceeds from notes receivable from former Director	3,139	2,956
Purchase of property and equipment	—	(64,915)
Net cash provided by (used in) investing activities	3,139	(61,959)

Cash flows from financing activities:
Repayments of long term debt	—	(9,464)
Net cash used in financing activities	—	(9,464)

Net decrease in cash and cash equivalents	(248,608)	(1,005,249)

Cash and cash equivalents at beginning of period	1,609,305	2,245,930

Cash and cash equivalents at end of year	$1,360,697	$1,240,681

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$—	$3,051
Income taxes	—	5,000

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Business:

International Baler Corporation (the Company) is a manufacturer of baling equipment which is fabricated from steel and utilizes hydraulic and electrical components to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling.  Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste.  More sophisticated applications include baling of textile materials, fibers and synthetic rubber. The Company offers a wide variety of balers, standard models as well as custom models, to meet specific customer requirements.

The Company’s customers include recycling facilities, distribution centers, textile mills, and companies which generate the materials for baling and recycling.  The Company sells its products worldwide with 10% to 35% of its annual sales outside the United States.

2.	Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.  Operating results for the three-month period ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. The accompanying condensed balance sheet as of October 31, 2009 was derived from the audited consolidated financial statements as of October 31, 2009.

3.	Summary of Significant Accounting Policies:

(a) Accounts Receivable & Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(b) Inventories:

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

(c) Revenue Recognition:

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes the risk of loss. Parts sales are approximately 15% of total sales. The Company recognizes revenue from repair services in the period in which the service is provided.

(d) Basic and Diluted Income Per Share:

Basic income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding at January 31, 2010 and January 31, 2009 was 67,073 shares and 184,783 shares, respectively.

(e) Warranties and Service

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

Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

	2010	2009
Beginning balance	$55,059	$76,059
Warranty service provided	(9,030)	(39,340)
Warranties issued	15,549	24,240
Changes to pre-existing warranty accruals	(6,519)	15,100
Ending balance	$55,059	$76,059

(f) Recently Issued Accounting Pronouncements

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

(g) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, revolving promissory note, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities. The term loan and the carrying amount of deferred compensation approximates fair value, based on current rates available to the Company for loans with similar maturities.

(h) Subsequent Events

The Company evaluated all events or transactions that occurred after January 31, 2010 up through the date the Company issued their financial statements.

4.	Related Party Transactions:

The Company has a note receivable from its former president and director totaling $40,574 and $43,713 at January 31, 2010 and October 31, 2009, respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $185,104, payable over the next four years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

LaRita Boren and Leland E. Boren, both shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company. These baler companies operate independent of each other.

5.	Inventories

Inventories consisted of the following:

	January 31, 2010	October 31, 2009
Raw Materials	$771,557	$694,557
Work in process	289,640	356,140
Finished Goods	363,590	95,301
	$1,424,787	$1,145,998

6.	Debt

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company’s property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent

(3.75% at January 31, 2010) and has a term of three years expiring in March 2010. The line of credit has been extended to March 2011 at an interest rate of 1/2% above prime rate, with a floor of 5.0%. The line of credit had an outstanding balance of $2,654 at January 31, 2010 and at October 31, 2009 and the unused line of credit was $997,346 at January 31, 2010. At the current time, our line of credit continues to be available and we have not had any issues obtaining additional funds from the lender. In the event that the Company’s line of credit would not be available, we would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

7.	Income Taxes

As of January 31, 2010, the Company’s anticipated annual effective tax rate is 39%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income tax is primarily the result of state income tax expense offset by permanent deductible differences.

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of January 31, 2010 is $0. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of January 31, 2010, the deferred tax asset was approximately $759,000. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

8.	Stock-Based Compensation

In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company’s common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of January 31, 2010, the Company has no options outstanding under previously authorized plans. The outstanding stock options at January 31, 2010 have a remaining contractual term of three years.  As all options are fully vested, there is no impact to net income for the three months ended January 31, 2010 and 2009.

9.	Commitments and Contingencies

The Company in the ordinary course of business, is subject to claims made under, and from time to time is named as a defendant in legal proceedings relating to the sales of its products. The Company believes that the reserves reflected in its condensed financial statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled.

At January 31, 2010, the Company had a letter of credit totalling $224,100 issued for warranty guarantees, which is secured by restricted cash. This letter of credit expires July 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our unaudited condensed financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended October 31, 2009, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The Company’s operating results for fiscal 2009 and the first fiscal quarter of 2010 were negatively impacted by the economic conditions including the collapse of commodity prices for recycled materials at the end of 2008. In the last several months of 2009, commodity prices for materials for recycling have been rising and the economic outlook for our products is improved.

Results of Operations:  Three Month Comparison

In the first quarter ending January 31, 2010, the Company had net sales of $1,554,923, compared to net sales of $2,423,954 in the first quarter of fiscal 2009. The decrease in revenue is the result of lower shipments in the first quarter of fiscal 2010, reflecting the deteriorated market conditions and lower commodity prices for recycled materials compared to the prior year first quarter. Shipments in the first quarter of 2010 included 26 balers and conveyors compared to 28 balers and conveyors in the prior year first quarter, however, equipment sold in the prior year quarter included eight large balers compared to three large balers in the current quarter.

The Company had pre-tax income of $1,632 in the first quarter compared to pre-tax income of $2,806 in the first quarter of fiscal 2009. Gross profit margin in the quarter was 17.4% compared to 17.6% in the first quarter of 2009. Margins were negatively impacted by lower shipments, resulting in lower absorption of fixed manufacturing costs, however, this was offset by significant cost reductions implemented in the second half of fiscal 2009.

Selling and administrative expenses decreased by $159,075, the result of lower salary costs, reductions in various other expenditures, and setting up a reserve of $68,000 for a receivable from Smurfit-Stone in the prior year first quarter.

The sales order backlog was approximately $1,590,000 at January 31, 2010, as compared to $1,218,000 at January 31, 2009.

Financial Condition and Liquidity:

Net working capital at January 31, 2010 was $3,101,310, as compared to $3,083,889 at October 31, 2009. The Company currently believes that it will have sufficient cash flow to be able to fund other operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first three months of fiscal 2010 were 39.3 days, as compared to 25.3 days in first three months of fiscal 2009. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average days sales for the period (period sales ÷ 91.25 days).

The Company has a line of credit with First Guaranty and Trust Company of Jacksonville with a credit limit of $1,000,000. The interest rate on the line of credit is one-half percent above the prime rate and expires in March 2010. The line of credit has been extended to March 2011 at an interest rate of 1/2% above the prime rate, with a floor of 5.0%. At January 31, 2010, the line of credit had an outstanding balance of $2,654. At the current time, our line of credit continues to be available and we have not had any issues obtaining additional funds from the lender. In the event that the Company’s line of credit would not be available, we would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

Forward Looking Statements

Certain statements in this Report contain forward-looking statements within the meaning of Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events.  The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated.

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

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of the management, including the Company’s Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are submitted herewith:

Exhibit	31.1	Certification of D. Roger Griffin, Chief Executive Officer, pursuant to Rule 13a–14(a)/15d-14(a).

31.2	Certification of William E. Nielsen, Chief Financial Officer, pursuant to Rule 13a–14(a)/15d-14(a).

32.1	Certification of D. Roger Griffin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William E. Nielsen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: March 12, 2010

INTERNATIONAL BALER CORPORATION

By:	/s/ D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer