Form 10-Q
period 2010-04-30
INTERNATIONAL BALER CORP
filed 2010-06-14
CIK 781902

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2010

Commission File No. 0-14443

INTERNATIONAL BALER CORPORATION
    (Exact name of registrant as specified in its charter)

Delaware	13-2842053
State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization

5400 Rio Grande Avenue, Jacksonville, FL 32254
(Address of principal executive offices)

(904-358-3812)
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,933,895 shares of common stock at May 31, 2010.

INTERNATIONAL BALER CORPORATION

TABLE OF CONTENTS

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS
UNAUDITED

	April 30, 2010	October 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$1,010,104	$1,609,305
Restricted cash	224,100	224,100
Accounts receivable, net of allowance for doubtful accounts of $81,764 and $88,870 in 2010 and 2009, respectively	1,431,489	619,383
Inventories	1,454,787	1,145,998
Prepaid expense and other current assets	115,358	80,506
Deferred income taxes	287,085	336,735
Total current assets	4,522,923	4,016,027

Property, plant and equipment, at cost:	2,405,585	2,405,585
Less: accumulated depreciation	1,585,052	1,534,652
Net property, plant and equipment	820,533	870,933

Other assets:
Other assets	2,246	4,906
Due from former Director	22,597	28,875
Deferred income taxes	422,511	422,511
Total other assets	447,354	456,292

TOTAL ASSETS	$5,790,810	$5,343,252

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving promissory note	$2,654	$2,654
Accounts payable	452,337	234,678
Accrued liabilities	360,692	292,366
Current portion of deferred compensation	67,000	67,000
Customer deposits	445,249	335,440
Total current liabilities	1,327,932	932,138

Deferred compensation, net of current portion	104,140	132,067
Total liabilities	1,432,072	1,064,205

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	-
Common stock, par value $.01, 25,000,000 shares authorized; 6,179,875 shares issued in 2010 and 2009	61,799	61,799
Additional paid-in capital	6,347,187	6,347,187
Accumulated deficit	(1,368,838)	(1,448,529)
	5,040,148	4,960,457

Less: Treasury stock, 1,245,980 shares in 2010 and 2009, at cost	(681,410)	(681,410)

Total stockholders' equity	4,358,738	4,279,047

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,790,810	$5,343,252

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2010

UNAUDITED

	Three Months		Six Months

	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Net Sales:
Equipment	$1,752,327	$1,108,149	$3,061,726	$3,173,259
Parts and Service	340,430	251,308	585,954	610,152
Total Net Sales	2,092,757	1,359,457	3,647,680	3,783,411

Cost of Sales	1,657,162	1,214,152	2,941,266	3,211,818

Gross Profit	435,595	145,305	706,414	571,593

Operating Expense:
Selling Expense	132,025	142,468	233,985	338,881
Administrative Expense	177,508	184,287	345,503	416,904
Total Operating Expense	309,533	326,755	579,488	755,785

Operating Income (Loss)	126,062	(181,450)	126,926	(184,192)

Other Income (Expense):
Interest Income	2,739	5,757	5,511	16,556
Interest Expense	(1,097)	(5,687)	(3,160)	(10,938)
Other Income	5	51	64	51
Total Other Income	1,647	121	2,415	5,669

Income (Loss) Before Income Taxes	127,709	(181,329)	129,341	(178,523)

Income Tax Provision	49,000	(55,988)	49,650	(54,988)

Net Income (Loss)	$78,709	$(125,341)	$79,691	$(123,535)

Basic Income (Loss) per share	$0.02	$(0.03)	$0.02	$(0.03)
Diluted Income (Loss) per share	0.02	(0.03)	0.02	(0.03)

Weighted average number of shares outstanding - Basic	4,933,895	4,933,895	4,933,895	4,933,895
- Diluted	5,045,006	4,933,895	5,027,645	4,933,895

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2010
UNAUDITED

	Common Stock				Treasury Stock

	NUMBER		ADDITIONAL		NUMBER		TOTAL
	OF SHARES	PAR	PAID-IN	ACCUMULATED	OF		STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	DEFICIT	SHARES	COST	EQUITY

Balance at October 31, 2009	6,179,875	61,799	6,347,187	(1,448,529)	1,245,980	(681,410)	4,279,047

Net Income	-0-	-0-	-0-	79,691	-0-	-0-	79,691

Balance at April 30, 2010	6,179,875	$61,799	$6,347,187	$(1,368,838)	1,245,980	$(681,410)	$4,358,738

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009
UNAUDITED

	April 30, 2010	April 30, 2009

Cash flow from operating activities:
Net income (Loss)	$79,691	$(123,535)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	53,060	58,232
Provision for doubtful accounts, net of recoveries	(7,106)	93,870
Deferred income taxes	49,650	(54,988)
Changes in operating assets and liabilities:
Accounts receivable	(805,000)	533,761
Inventories	(308,789)	145,966
Prepaid expenses and other current assets	(34,852)	(55,988)
Accounts payable	217,659	(356,982)
Accrued liabilities and deferred compensation	40,399	(396,426)
Customer deposits	109,809	924,273
Net cash provided by (used in) operating activities	(605,479)	768,183

Cash flows from investing activities:
Proceeds from notes receivable from former Director	6,278	5,913
Purchase of property and equipment	–	(125,592)
Net cash provided by (used in) investing activities	6,278	(119,679)

Cash flows from financing activities:
Net payments to revolving promissory note	–	(3,000)
Repayments of long term debt	–	(144,433)
Net cash used in financing activities	–	(147,433)

Net decrease in cash and cash equivalents	(599,201)	(1,347,475)

Cash and cash equivalents at beginning of period	1,609,305	2,245,930

Cash and cash equivalents at end of year	$1,010,104	$898,455

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$–	$4,906
Income taxes	–	5,000

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Business:

International Baler Corporation (the Company) is a manufacturer of baling equipment which is designed to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling.  Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste.  More sophisticated applications include baling of textile materials, fibers and synthetic rubber. The Company offers a wide variety of balers, standard models as well as custom models, and conveyors to meet specific customer requirements.

The Company=s customers include recycling facilities, distribution centers, textile mills, and companies which generate the materials for baling and recycling.  The Company sells its products worldwide with 10% to 35% of its annual sales outside the United States.

2.	Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.  Operating results for the six-month period ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. The accompanying condensed balance sheet as of October 31, 2009 was derived from the audited consolidated financial statements as of October 31, 2009.

3.	Summary of Significant Accounting Policies:

(a)Accounts Receivable & Allowance for Doubtful Accounts:

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

(c) Revenue Recognition:

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes the risk of loss. Parts sales are approximately 15% of total sales. The Company recognizes revenue from installations and start-ups and repair services in the period in which the service is provided.

(d) Basic and Diluted Income (Loss) Per Share:

Basic income (loss) per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding at April 30, 2010 and April 30, 2009 was 93,750 shares and 158,537 shares, respectively.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the six-month period ended April 30:

	2010	2009
Beginning balance	$55,059	$76,059
Warranty service provided	(28,117)	(79,727)
Warranties issued	36,477	37,834
Changes to pre-existing warranty accruals	(8,360)	26,893
Ending balance	$55,059	$61,059

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

(h) Subsequent Events

The Company evaluated all events or transactions that occurred after April 30, 2010 up through the date the Company issued their financial statements.

4.	Related Party Transactions:

The Company has a note receivable from its former president and director totaling $37,435 and $43,713 at April 30, 2010 and October 31, 2009, respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $171,140, payable over the next four years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

LaRita Boren and Leland E. Boren, both shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company. These baler companies operate independent of each other.

5.	Inventories

Inventories consisted of the following:

	April 30, 2010	October 31, 2009
Raw Materials	$740,057	$694,557
Work in process	531,280	356,140
Finished Goods	183,450	95,301
	$1,454,787	$1,145,998

6.	Debt

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company’s property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%, expiring in March 2011. The line of credit had an outstanding balance of $2,654 at April 30, 2010 and at October 31, 2009 and the unused line of credit was $997,346 at April 30, 2010. At the current time, the line of credit continues to be available and there have not been any issues obtaining additional funds from the lender. In the event that the Company’s line of credit would not be available, the Company would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

7.	Income Taxes

As of April 30, 2010, the Company’s anticipated annual effective tax rate is 39%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income tax is primarily the result of state income tax expense offset by permanent deductible differences.

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of April 30, 2010 is $0. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of April 30, 2010, the deferred tax asset was approximately $710,000. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

8.	Stock-Based Compensation

In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company’s common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of April 30, 2010, the Company has no options outstanding under previously authorized plans. The outstanding stock options at April 30, 2010 have a remaining contractual term of three years.  As all options are fully vested, there is no impact to net income for the six months ended April 30, 2010 and 2009 related to stock options.

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

At April 30, 2010, the Company had a letter of credit totalling $224,100 issued for warranty guarantees, which is secured by restricted cash. This letter of credit expires July 31, 2010.

ITEM 2.	MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our unaudited condensed financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company=s Annual Report on Form 10-K for the year ended October 31, 2009, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations:  Three Month Comparison

In the second quarter ending April 30, 2010, the Company had net sales of $2,092,757, compared to net sales of $1,359,457 in the second quarter of fiscal 2009. This increase in revenue is the result of higher shipments in the second quarter of fiscal 2010 reflecting the improved market conditions and higher commodity prices for recycled materials compared to the second quarter 2009. Baler and conveyor unit sales were 15% above the prior year second quarter and the average unit price increased to approximately $76,000 as compared to $55,000 in the prior year.  The market for baling equipment has been moving toward larger, more productive and efficient equipment in recent years.

The Company had pre-tax income of $127,709 in the second quarter compared to a pre-tax loss of $181,329 in second quarter of fiscal 2009. Gross profit margin in the quarter was 20.8% compared to 10.7% in the second quarter of 2009. The improvement in income and profit margins were the result of the higher shipments and significant cost reductions, primarily personnel reductions, implemented in the second half of 2009.

Selling and administrative expenses decreased by $17,222 in the second quarter of 2010 compared to the prior year second quarter. This decrease was primarily due to the reduction of salary costs.

Results of Operations: Six Month Comparison

The Company had net sales of $3,647,680 in the first six months of fiscal 2010, as compared to net sales of $3,783,411 in the same period of fiscal 2009, a decrease of 3.6%. Gross profit in the first half of 2010 was $134,821 higher than the prior year first half due to the significant cost reductions, primarily personnel reductions, implemented in the second half of fiscal 2009.

The Company had pre-tax income of $129,341 in the first six months of 2010 compared to a pre-tax loss of $178,523 in the first half of fiscal 2009. Selling and administrative expenses were $176,297 lower in the first half of 2010 versus 2009 due to lower salary costs in 2010 and a reserve set up for a receivable from Smurfit-Stone Container Corporation of $68,870 which filed for protection under Chapter 11 in the first quarter of 2009.

The sales order backlog was $1,545,000 at April 30, 2010 and $745,000 at April 30, 2009.

Financial Condition and Liquidity:

Net working capital at April 30, 2010 was $3,194,991, as compared to $3,083,889 at October 31, 2009. The Company currently believes that it will have sufficient cash flow to be able to fund other operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first six months of fiscal 2010 were 48.1 days, as compared to 35.2 days in first six months of fiscal 2009. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by six, and dividing that result by the average days sales for the period (period sales ÷ 182).

The Company has a line of credit with First Guaranty Bank and Trust Company of Jacksonville with a credit limit of $1,000,000. The interest rate on the line of credit is one-half percent above the prime rate with a floor of 5.0%, expiring in March 2011. At April 30, 2010, the line of credit had an outstanding balance of $2,654. At the current time, the line of credit continues to be available and there have not been any issues obtaining additional funds from the lender. In the event that the Company’s line of credit would not be available, the Company would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

Forward Looking Statements

Certain statements in this Report contain forward-looking statements within the meaning of Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company=s present expectations or beliefs concerning future events.  The Company cautions that such statements are necessarily based on certain assumptions which are subject to risks and uncertainties including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of the Company was held on April 26, 2010.

(b)
The first item voted on was the election of Directors. LaRita R. Boren, William E. Nielsen, and John J. Martorana were elected as Class III Directors of the Company whose terms will expire in three (3) years at the annual meeting of stockholders to be held in 2013. The results of the voting were as follows: 3,021,437 votes for LaRita R. Boren and 72,448 withheld, 3,021,585 votes for William E. Nielsen and 72,300 withheld, 3,089,085 votes for John J. Martorana and 4,800 withheld.

(c)
The next item of business was the proposal to ratify the appointment of KPMG LLP, the independent registered public accounting firm of the Company, for the fiscal year ending October 31, 2010. The results of the voting were as follows:

3,894,390	Votes for the resolution,
79,169	votes against and
3,909	votes abstained.

A majority of the votes cast at the meeting have voted for the resolution, the resolution was duly passed.

No other matters were voted on at the meeting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are submitted herewith:

Exhibit	31.1	Certification of D. Roger Griffin, Chief Executive Officer, pursuant to Rule 13a–14(a)/15d-14(a).

31.2	Certification of William E. Nielsen, Chief Financial Officer, pursuant to Rule 13a–14(a)/15d-14(a).

32.1	Certification of D. Roger Griffin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William E. Nielsen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: June 14, 2010

INTERNATIONAL BALER CORPORATION

By:	/s/ D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer