Form 10-Q
period 2010-07-31
INTERNATIONAL BALER CORP
filed 2010-09-14
CIK 781902

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2010

Commission File No. 0-14443

INTERNATIONAL BALER CORPORATION
    (Exact name of registrant as specified in its charter)

Delaware	13-2842053
State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization

5400 Rio Grande Avenue, Jacksonville, FL 32254
(Address of principal executive offices)

(904-358-3812)
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,933,895 shares of common stock at August 31, 2010.

INTERNATIONAL BALER CORPORATION

TABLE OF CONTENTS

PAGE

PART I.	FINANCIAL INFORMATION		3

	ITEM 1.	FINANCIAL STATEMENTS

	● Condensed Balance Sheets as of July 31, 2010, and October 31, 2009		3

	● Condensed Statements of Operations for the three months and nine months ended July 31, 2010 and 2009		4

	● Condensed Statements of Changes in Stockholders’ Equity for the period from October 31, 2009 to July 31, 2010		5

	● Condensed Statements of Cash Flows for the nine months ended July 31, 2010 and 2009.		6

	● Notes to Condensed Financial Statements		7

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

	ITEM 4.	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION		13

	ITEM 1.	LEGAL PROCEEDINGS	13

	ITEM 5.	OTHER INFORMATION	13

	ITEM 6.	EXHIBITS	14

SIGNATURES			15

CERTIFICATIONS			16

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS
JULY 31, 2010 AND OCTOBER 31, 2009
UNAUDITED

	July 31, 2010	October 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$1,195,275	$1,609,305
Restricted cash	—	224,100
Accounts receivable, net of allowance for doubtful accounts of $51,764 and $88,870 in 2010 and 2009, respectively	1,471,194	619,383
Inventories	1,269,787	1,145,998
Prepaid expense and other current assets	99,640	80,506
Deferred income taxes	233,585	336,735
Total current assets	4,269,481	4,016,027

Property, plant and equipment, at cost:	2,405,585	2,405,585
Less: accumulated depreciation	1,610,252	1,534,652
Net property, plant and equipment	795,333	870,933

Other assets:
Other assets	1,396	4,906
Due from former Director	19,458	28,875
Deferred income taxes	422,511	422,511
Total other assets	443,365	456,292

TOTAL ASSETS	$5,508,179	$5,343,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving promissory note	$2,654	$2,654
Accounts payable	215,760	234,678
Accrued liabilities	378,013	292,366
Current portion of deferred compensation	67,000	67,000
Customer deposits	314,252	335,440
Total current liabilities	977,679	932,138

Deferred compensation, net of current portion	90,177	132,067
Total liabilities	1,067,856	1,064,205

Stockholders’ equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized; 6,179,875 shares issued in 2010 and 2009	61,799	61,799
Additional paid-in capital	6,347,187	6,347,187
Accumulated deficit	(1,287,253)	(1,448,529)
	5,121,733	4,960,457

Less: Treasury stock, 1,245,980 shares in 2010 and 2009, at cost	(681,410)	(681,410)

Total stockholders’ equity	4,440,323	4,279,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,508,179	$5,343,252

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2010 AND 2009
UNAUDITED

		Three Months		Nine Months

		July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009
	Net Sales:
	Equipment	$1,599,815	$858,801	$4,661,541	$4,032,060
	Parts and Service	335,857	259,024	921,811	869,176
	Total Net Sales	1,935,672	1,117,825	5,583,352	4,901,236

	Cost of Sales	1,526,568	1,018,650	4,467,834	4,230,468

	Gross Profit	409,104	99,175	1,115,518	670,768

	Operating Expense:
	Selling Expense	73,143	94,598	307,128	433,479
	Administrative Expense	178,160	180,191	523,663	597,095
	Total Operating Expense	251,303	274,789	830,791	1,030,574

	Operating Income (Loss)	157,801	(175,614)	284,727	(359,806)

	Other Income (Expense):
	Interest Income	2,284	2,054	7,795	18,610
	Interest Expense	—	(2,063)	(3,160)	(13,001)
	Other Income	—	—	64	51
	Other Expense	(25,000)		(25,000)
	Total Other Income (Expense)	(22,716)	(9)	(20,301)	5,660

	Income (Loss) Before Income Taxes	135,085	(175,623)	264,426	(354,146)

	Income Tax Provision	53,500	(65,384)	103,150	(120,372)

	Net Income (Loss)	$81,585	$(110,239)	$161,276	$(233,774)

	Basic Income (Loss) per share	$0.02	$(0.02)	$0.03	$(0.05)
	Diluted Income (Loss) per share	0.02	(0.02)	0.03	(0.05)

Weighted average number of shares outstanding	- Basic	4,933,895	4,933,895	4,933,895	4,933,895
	- Diluted	5,056,776	4,933,895	5,038,264	4,933,895

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2010
UNAUDITED

	Common Stock				Treasury Stock

	NUMBER		ADDITIONAL		NUMBER		TOTAL
	OF SHARES	PAR	PAID-IN	ACCUMULATED	OF		STOCKHOLDERS’
	ISSUED	VALUE	CAPITAL	DEFICIT	SHARES	COST	EQUITY

Balance at October 31, 2009	6,179,875	61,799	6,347,187	(1,448,529)	1,245,980	(681,410)	4,279,047

Net Income	-0-	-0-	-0-	161,276	-0-	-0-	161,276

Balance at July 31, 2010	6,179,875	$61,799	$6,347,187	$(1,287,253)	1,245,980	$(681,410)	$4,440,323

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009
UNAUDITED

	July 31, 2010	July 31, 2009

Cash flow from operating activities:
Net income (Loss)	$161,276	$(233,774)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	78,260	82,819
Provision for doubtful accounts, net of recoveries	(7,106)	93,870
Deferred income taxes	103,150	(120,372)
Changes in operating assets and liabilities:
Accounts receivable	(844,705)	294,548
Inventories	(123,789)	273,966
Prepaid expenses and other current assets	(18,284)	(8,361)
Accounts payable	(33,270)	(311,103)
Accrued liabilities and deferred compensation	58,109	(402,036)
Customer deposits	(21,188)	(691,657)
Net cash used in operating activities	(647,547)	(1,022,100)

Cash flows from investing activities:
Proceeds from notes receivable from former Director	9,417	8,870
Purchase of property and equipment	—	(125,592)
Restricted cash	224,100	—
Net cash provided by (used in) investing activities	233,517	(116,722)

Cash flows from financing activities:
Net payments to revolving promissory note	—	(3,000)
Repayments of long term debt	—	(144,433)
Net cash used in financing activities	—	(147,433)

Net decrease in cash and cash equivalents	(414,030)	(1,286,255)

Cash and cash equivalents at beginning of period	1,609,305	2,245,930

Cash and cash equivalents at end of period	$1,195,275	$959,675

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$—	$4,906
Income taxes	—	5,000

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Business:

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

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.  Operating results for the nine-month period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010. The accompanying condensed balance sheet as of October 31, 2009 was derived from the audited consolidated financial statements as of October 31, 2009.

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

(d) Basic and Diluted Income (Loss) Per Share:

Basic income (loss) per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding at July 31, 2010 and July 31, 2009 was 104,369 shares and -0- shares, respectively.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the nine-month period ended July 31:

	2010	2009
Beginning balance	$55,059	$76,059
Warranty service provided	(55,443)	(108,266)
Warranties issued	46,615	49,012
Changes to pre-existing warranty accruals	8,828	20,254
Ending balance	$55,059	$37,059

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

(h) Subsequent Events

The Company evaluated all events or transactions that occurred after July 31, 2010 up through the date the Company issued its financial statements.

4.	Related Party Transactions:

The Company has a note receivable from its former president and director totaling $34,296 and $43,713 at July 31, 2010 and October 31, 2009, respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $157,177, payable over the next three years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

LaRita Boren and Leland E. Boren, both shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company. These baler companies operate independent of each other.

5.	Inventories

Inventories consisted of the following:

	July 31, 2010	October 31, 2009
Raw Materials	$704,017	$694,557
Work in process	360,921	356,140
Finished Goods	204,849	95,301
	$1,269,787	$1,145,998

6.	Debt

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company’s property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%, expiring in March 2011. The line of credit had an outstanding balance of $2,654 at July 31, 2010 and at October 31, 2009 and the unused line of credit was $997,346 at July 31, 2010. At the current time, the line of credit continues to be available and there have not been any issues obtaining additional funds from the lender. In the event that the Company’s line of credit would not be available, the Company would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

7.	Income Taxes

As of July 31, 2010, the Company’s anticipated annual effective tax rate is 39%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income tax is primarily the result of state income tax expense and permanent deductible differences.

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of July 31, 2010 and at October 31, 2009 is $0. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of July 31, 2010 and October 31, 2009, the deferred tax asset was approximately $662,000 and $759,000, respectively. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

8.	Stock-Based Compensation

In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company’s common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans.  The outstanding stock options at July 31, 2010 have a remaining contractual term of two years.  As all options are fully vested, there is no impact to net income for the nine months ended July 31, 2010 and 2009 related to stock options.

9.	Commitments and Contingencies

The Company in the ordinary course of business, is subject to claims made, and from time to time is named as a defendant in legal proceedings relating to the sales of its products. The Company believes that the reserves reflected in its condensed financial statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled.

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was injured in a workplace accident while an employee of the Company.  The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim.  The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit.  The claim is currently in the early stages of discovery and the outcome is uncertain.

From July 31, 2007 to July 31, 2010, the Company had a letter of credit totaling $224,100 issued for warranty guarantees, which was secured by restricted cash.  This letter of credit expired on July 31, 2010.

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

Results of Operations:  Three Month Comparison

In the third quarter ending July 31, 2010, the Company had net sales of $1,935,672, compared to net sales of $1,117,825 in the third quarter of fiscal 2009. This increase in revenue is the result of higher shipments in the third quarter of fiscal 2010 reflecting the improved market conditions and higher commodity prices for recycled materials compared to the third quarter 2009. Baler and conveyor unit sales increased from seventeen units in the prior year third quarter to thirty-two units in the current year third quarter. The market for baling equipment has been moving toward larger, more productive and efficient equipment in recent years.

The Company had pre-tax income of $135,085 in the third quarter compared to a pre-tax loss of $175,623 in third quarter of fiscal 2009. Gross profit margin in the quarter was 21.1% compared to 8.9% in the third quarter of 2009. The improvement in income and profit margins were the result of the higher shipments and significant cost reductions, primarily personnel reductions, implemented in the third quarter of 2009.

Selling and administrative expenses decreased by $23,486 in the third quarter of 2010 compared to the prior year third quarter. This decrease was primarily due to the recovery of previously recorded bad debt expense related to a receivable from Smurfit-Stone Container Corporation of $68,870 which filed for protection under Chapter 11 in the first quarter of 2009.

Results of Operations: Nine Month Comparison

The Company had net sales of $5,583,352 in the first nine months of fiscal 2010, as compared to net sales of $4,901,236 in the same period of fiscal 2009, an increase of 13.9%. This increase in revenue is the result of higher shipments reflecting the improved market conditions in fiscal 2010.  Gross profit in the first nine months of 2010 was $444,750 higher than the prior year first nine months due to the significant cost reductions, primarily personnel reductions, implemented in the second half of fiscal 2009.

The Company had pre-tax income of $264,426 in the first nine months of 2010 compared to a pre-tax loss of $354,146 in the first nine months of fiscal 2009. Selling and administrative expenses were $199,783 lower in the first nine months of 2010 versus 2009 due to lower salary costs in 2010 and a reserve set up for a receivable from Smurfit-Stone Container Corporation of $68,870 which filed for protection under Chapter 11 in the first quarter of 2009. This receivable was recovered in the third quarter of 2010.

The sales order backlog was $1,495,000 at July 31, 2010 and $875,000 at July 31, 2009.

Financial Condition and Liquidity:

Net working capital at July 31, 2010 was $3,291,802, as compared to $3,083,889 at October 31, 2009. The Company currently believes that it will have sufficient cash flow to be able to fund other operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first nine months of fiscal 2010 were 52.4 days, as compared to 38.2 days in first nine months of fiscal 2009. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by nine, and dividing that result by the average days sales for the period (period sales ÷ 274).

The Company has a line of credit with First Guaranty Bank and Trust Company of Jacksonville with a credit limit of $1,000,000. The interest rate on the line of credit is one-half percent above the prime rate with a floor of 5.0%, expiring in March 2011. At July 31, 2010, the line of credit had an outstanding balance of $2,654. At the current time, the line of credit continues to be available and there have not been any issues obtaining additional funds from the lender. In the event that the Company’s line of credit would not be available, the Company would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was injured in a workplace accident while an employee of the Company.  The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim.  The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit.  The claim is currently in the early stages of discovery and the outcome is uncertain.

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

Dated: September 13, 2010

INTERNATIONAL BALER CORPORATION

By:	/s/ D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer