Form 10-K
period 2010-10-31
INTERNATIONAL BALER CORP
filed 2011-01-26
CIK 781902

United States
Securities and Exchange Commission
Washington, D.C. 20549

Report on Form 10-K
(Mark one)

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year endedOctober 31, 2010 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 0-14443

INTERNATIONAL BALER CORPORATION
(Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2842053 (I.R.S. Employer Identification No.)

5400 Rio Grande Avenue, Jacksonville, Florida (Address of Principal Executive Offices)	32254 (Zip Code)

Registrant's telephone number, including area code:
(904) 358-3812.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes___ No___
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer [  ]   Non-accelerated Filer [  ]   Smaller Reporting Company [X] (Do not check if a Smaller Reporting Company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (April 30, 2010 closing price $0.53): $1,141,270

State the number of shares outstanding of the registrant's $.01 par value common stock as of the close of business on the latest practicable date (January 15, 2011):  4,933,895

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

International Baler Corp. was incorporated on September 10, 1975, in the State of Delaware under the name B.W. Energy Systems, Inc. Its name was changed to Waste Technology Corp. in August 1983. In March 2009, Waste Technology Corporation’s wholly-owned subsidiary, International Baler Corporation (IBC), was merged into Waste Technology Corporation and the Company changed its name to International Baler Corporation. International Baler Corporation maintains its executive offices and manufacturing facilities at 5400 Rio Grande Avenue, Jacksonville, Florida 32254. The Company's telephone number is (904) 358-3812. The Company's fiscal year end is October 31.

General

The Company is a manufacturer of baling equipment which is fabricated from steel and utilizes hydraulic and electrical components to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste. More sophisticated applications include baling of textile materials, fibers and synthetic rubber. The Company offers a wide variety of balers, standard models, as well as custom models to meet specific customer requirements.

Products

Balers utilize mechanical, hydraulic, and electrical mechanisms to compress a variety of materials into bales for easier and low cost handling, shipping, disposal, storage, and/or bulk sales for recycling.  The Company offers a wide variety of balers, certain types that are standardized and others that are designed to specific customer requirements.  The Company's products include (i) general purpose horizontal and vertical balers, (ii) specialty balers, such as those used for textile materials, used clothing, aluminum cans, 55-gallon drums and synthetic rubber; and (iii) accessory equipment such as conveyors, fluffers, bale tying machines, and plastic bottle piercers (machines which puncture plastic bottles before compaction for greater density).

General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $400,000. General purpose baler sales constituted approximately 72% and 70% of net sales for the fiscal years ended October 31, 2010 and 2009, respectively.

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

Specialty balers range in price from approximately $4,000 to $300,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 18% and 11% of net sales for the fiscal years ended October 31, 2010 and 2009, respectively.

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

Most of the sales of IBC are made by its sales force of four (4) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately 30% of net sales are made through manufacturer's representatives and dealers. Sales made through the Company’s dealers are generally discounted and sales are recorded net of the discount amount. Occasionally sales are made with a commission payment, selling expense, through a representative who is not a dealer.

The Company's general purpose balers are sold throughout the United States to such end users as waste producing retailers, manufacturing and fabricating plants, bulk material producers, and solid waste recycling facilities. Specialty balers are sold worldwide, including Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. During fiscal 2010, foreign sales amounted to $709,000 or approximately 9% of the Company’s sales. In fiscal 2009, foreign sales amounted to $1,388,000, approximately 21% of the Company’s net sales.

During fiscal 2010 and fiscal 2009, IBC had sales to more than 600 customers. In fiscal 2010 no customer accounted for 10% or more of net sales while in fiscal 2009, two customers accounted for 14.5% and 10.2% of total net sales, respectively.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2010 were $1,118,000 and at October 31, 2009 were
$1,685,000. The Company generally delivers its orders within four (4) months of the date booked.

Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 17% and 16% of the Company’s consolidated net sales for fiscal 2010 and 2009, respectively.

Competition

The potential market for the Company's balers is nationwide and overseas, but the majority of the Company’s general purpose baler sales are in the United States. The Company competes in these markets with approximately 20 companies, none of which are believed to be dominant, but some of which may have significantly greater sales and financial resources than the Company. The Company is able to compete with these companies due to its reputation in the market place, its ability to service the balers it manufactures and sells, as well as its ability to custom design balers to a customer's particular needs. The Company experiences intense competition with respect to its lower priced or general purpose balers, based upon price, including freight, and based on performance. The Company experiences less competition with respect to its specialized baler equipment, such as synthetic rubber, scrap metal, and textile balers.

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

Compliance With Environmental Laws

The Company believes that it has complied with and is in compliance, with all Federal, State, and Local environmental laws. The Company’s expenditures to remain in compliance are considered to be minimal.

Employees

As of October 31, 2010, the Company employed 41 persons as follows:
4   in management and supervision; 7 in sales and service; 25 In manufacturing; and, 5 in administration.

Available Information

The Company is a reporting company, as that term is defined under the Securities Acts, and therefore, files reports, including, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and other information with the Securities and Exchange Commission (the ACommission@). In addition, the Company will provide, without charge to its stockholders, upon written or oral request by such stockholder, a copy of any information referred to herein that is incorporated by reference except exhibits to such information that are incorporated by reference unless the exhibits are themselves specifically incorporated by reference. All such requests should be directed to William E. Nielsen, at International Baler Corp., 5400 Rio Grande Avenue, Jacksonville, Florida 32254, telephone number (904) 358-3812.

The Company is an electronic filer. The Commission maintains a web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission, including all of the Company's filings with the Commission. The address of such site is (http://www.sec.gov).

The Company’s website is located at http://www.intl-baler.com. Under the “Corporate Information” section of the website, you may access, free of charge, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings (Form 3, 4 and 5) and any amendments to those reports as reasonably practicable after the Company electronically files such reports with the SEC. The information contained on the Company’s website is not part of this Report or any other report filed with the SEC.

ITEM 2. PROPERTIES

IBC is the owner of the buildings and property located at 5400 Rio Grande Avenue, Jacksonville, Florida. The building contains approximately 62,000 square feet and is situated on eight (8) acres. IBC manufactures all of the Company's products at this location. The property has no mortgage. However, the Company's primary lender, First Guaranty Bank & Trust Company, has a security interest in the property as part of the collateral for the line of credit which it provides to the Company. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

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

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was fatally injured in a workplace accident while an employee of the Company.  The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim.  The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit.  The claim is currently in the early stages of discovery and the outcome is uncertain.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol IBAL.OB. As of October 31, 2010, the number of shareholders of record of the Company's Common Stock was approximately 500, and management believes that there are approximately 1,000 beneficial owners of the Company’s common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2010 and 2009, are set forth below.

Fiscal Year Ended
October 31, 2009	High	Low

First Quarter	$1.80	$0.25
Second Quarter	0.81	0.35
Third Quarter	0.80	0.20
Fourth Quarter	1.01	0.30

Fiscal Year Ended
October 31, 2010	High	Low

First Quarter	$0.52	$0.32
Second Quarter	0.65	0.45
Third Quarter	0.64	0.52
Fourth Quarter	0.70	0.45

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

Recent Sales of Unregistered Securities

During the past two years ended October 31, 2010, the Company has not sold any unregistered securities.

Purchases of Equity Securities

During the fiscal year ended October 31, 2010, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

Securities authorized for issuance under equity compensation plans.

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

For the fiscal year ending October 31, 2010, net sales were $7,646,901 compared to $6,594,210 in fiscal 2009, an increase of 16.0%. The increase in net sales was the result of higher equipment shipments in fiscal 2010 reflecting the improved market conditions and higher commodity prices for recycled materials compared to the prior year.

The Company had pre-tax income of $412,848 in fiscal 2010, compared to a pre-tax loss of $298,492 in fiscal 2009. The higher income was the result of the higher shipments in the current fiscal year. Gross profit margins improved to 20.5% in fiscal 2010 from 15.2% in fiscal 2009. Gross profit was $562,079 more than the prior year due to higher sales and significant cost reductions, primarily personnel reductions implemented in the second half of fiscal 2009.

Selling and administrative expenses decreased by $172,281, a decrease of 13.2% in the current fiscal year. This decrease was the result of lower salary costs due to personnel reductions and reductions in various other expenditures in 2010.

Liquidity and Capital Resources

The Company’s working capital at October 31, 2010 was $3,635,034 as compared to $3,083,889 at October 31, 2009. The increase in net working capital was primarily due to the operating results in 2010 and the improved economic conditions.

Average days sales outstanding (DSO) in fiscal 2010 were 54.5 days as compared to 37.8 days in fiscal 2009. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by twelve, and dividing that result by the average days sales for the period (period sales ÷ 365).

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust of Jacksonville. The line of credit allows the Company to borrow against the Company’s assets. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%, expiring on February 28, 2011. The Company intends to renew its line of credit, however, a positive outcome cannot be assured. The line of credit had an outstanding balance of $0 and $2,654 at October 31, 2010 and 2009, respectively. The unused line of credit was $1,000,000 at October 31, 2010.

At the current time, our line of credit continues to be available and we have not had any issues obtaining additional funds from the lender. In the event that the Company’s line of credit would not be available, we would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

The Company made additions to its manufacturing equipment of $8,470 in fiscal 2010. There are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

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

Inventory Allowance

The Company maintains an allowance for excess or slow moving inventory based on the expectation that this inventory will become obsolete or unusable within a reasonable time period. Company personnel review the potential usage of inventory components on a regular basis and all inventory is reviewed annually. The allowance is estimated based on factors such as historical trends, current market conditions and management’s assessment of when the inventory would likely be sold and the quantities and prices at which the inventory would likely be sold in the normal course of business. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin and net income. Obsolete or damaged inventory is disposed of or written down to net realizable value on a quarterly basis. Additional adjustments, if necessary, are made based on management’s specific review of inventory on-hand. Management believes the estimates used in determining the allowance for excess and slow moving inventory are critical accounting estimates as changes in the estimates for both segments could have a material impact on net income and the estimates involve a high degree of judgment.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the deferred tax assets at October 31, 2010 and 2009 as management believes it will fully utilize them. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. There were no accruals for uncertain tax positions at October 31, 2010 or 2009.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified beginning November 1, 2010 for the Company. Adopting this guidance will not have a material impact on the Company’s results of operations and financial position.

This AManagement's Discussion and Analysis@ contains forward-looking statements within the meaning of Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data commence on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal controls over financial reporting, as such terms is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

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

For the period ending October 31, 2010 management concluded that a control deficiency over the review and verification of period end inventory balances constituted a material weakness in internal control of financial reporting. This control deficiency resulted in an adjustment to the year-end physical inventory values.

Management has reviewed and is continuing to review the procedures and controls in place to ensure the Company’s inventory balances are properly stated to take all reasonable actions to correct this material weakness. As part of this process, management expects to add additional review and controls. The deficiency will not be considered remediated until the new internal controls are operational for a period of time and tested, and management concludes that the controls are operating effectively.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting

During the year ended October 31, 2010, there have not been any changes in the Company's internal controls, other than the material weakness described above, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The current executive officers and directors of the Company are as follows:

Name	Age	Positions Held	Date of Initial Election or Designation

Roger Griffin	49	Director	4/21/08
5400 Rio Grande Ave.		President &
Jacksonville, FL 32254		Chief Executive Officer

LaRita R. Boren	74	Director	3/09/05
9628 E. 900 S.
Upland, IN 46989

Leland E. Boren	87	Director	3/09/05
9628 E. 900 S.
Upland, IN 46989

Ronald L. McDaniel	71	Director	5/16/06
2700 West 36th Place		Chairman of the Board
Chicago, IL 60632

William E. Nielsen	63	Director	11/20/97
5400 Rio Grande Ave.		Chief Financial Officer	6/14/94
Jacksonville, FL 32254

Matthew M. Price	43	Director	5/11/07
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

David B. Wilhelmy	56	Vice President Sales	9/01/02
5400 Rio Grande Ave.		and Marketing
Jacksonville, FL 32254

John J. Martorana	60	Director	1/5/09
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

During fiscal 2010 the Board of Directors met five times.

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

Ronald L. McDaniel has been president of Western-Cullen-Hayes, Inc. since 1980. He was Vice President and General Manager of Western-Cullen-Hayes from 1975 to 1980. From 1957 to 1975, Mr. McDaniel worked for Western-Cullen-Hayes and Burro Crane, an affiliated company, in various capacities including division controller. Mr. McDaniel has a bachelor’s degree from the University of Dayton and an MBA from the University of Chicago.

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

Matthew M. Price is an attorney with the law firm of Bingham McHale LLP since 1993. Mr. Price received a BA degree from Wabash Collage in 1990 and a J.D. from Indiana University School of Law in 1993. Mr. Price is a member of the American Bar Association, Indiana State Bar Association and the Indianapolis Bar Association. Mr. Price is a member of his law firm’s manufacturing industry team, and his practice focus is on issues relating primarily to manufacturers.

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

Involvement in Certain Legal Proceedings

To the knowledge of the Company’s management, during the past five years, no director, person nominated to become a director or an executive officer of the Company:

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

Section 16 (a) Beneficial Ownership Reporting Compliance

In fiscal 2010, none of the Company’s officers, directors, and beneficial owners of more than ten percent of the company’s common stock were delinquent in filing of any of their Form 3, 4, and 5 reports.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers (including the Company's principal executive officer, principal financial officer and controller) and employees, known as the Standards of Business Conduct. The Standards of Business Conduct are available on the Company's website at http://www.intl-baler.com.  The Company intends to disclose any Amendments to its Code of Ethics and any waiver from a provision of the Code of Ethics granted to the Company’s Chief Executive Officer, Chief Financial Officer, or other persons performing similar functions, on the Company’s website within five business days following such amendment or waiver. Stockholders may request a free copy of the Standards of Business Conduct from:

International Baler Corporation
Attention: William E. Nielsen
5400 Rio Grande Avenue
Jacksonville, Florida 32254
(904)358-3812

Committees

The Company’s Board of Directors consists of seven members, three of whom the Board has determined are independent, Ronald McDaniel, Matthew Price and John Martorana. The Company has sought and continues to seek appropriate individuals to serve on the Board of Directors who meet the requirements necessary to qualify as independent directors to serve on the Company’s Board of Directors.

Ronald McDaniel, Matthew Price and LaRita Boren are members of Board’s Audit Committee. Mr. McDaniel serves as the audit committee’s “financial expert” as that term is defined by applicable Securities and Exchange Commission (“SEC”) regulations. Mr. McDaniel’s qualifications for this position are based upon his educational background and work experience as set forth above. The Company’s Audit Committee Charter is posted on the Company’s website.

The Company does not have a standing nominating committee or a nominating committee charter. However, the full Board of Directors performs the functions of a nominating committee. The Board identifies the candidates for Board membership. In identifying candidates, the Board will seek recommendations from existing Board members, executive officers of the Company and all persons who own more than five percent (5%) of the Company’s outstanding stock. The Board has no stated specific minimum qualifications that must be met by a candidate for a position on the Board of Directors. The Board will consider a variety of factors in evaluating the qualifications of a candidate including the candidate’s professional experience, educational background, knowledge of the Company’s business and personal qualities. The Board may, when appropriate, retain an executive search firm and other advisors to assist it in identifying candidates for the Board. In addition, the Board will consider any candidates that may have been recommended by any of the Company’s stockholders who have made those recommendations in accordance with the procedures described below under the heading “Stockholders’ Proposals.” In addition, such stockholder recommendations must be accompanied by (1) such information about each prospective director nominee as would have been required to be included in a proxy statement filed pursuant to the rules of the Securities and Exchange Commission had the prospective director nominee been nominated by the Board of Directors and (2) that the prospective director nominee has consented to be named, if nominated, as a nominee and, if elected, to serve as a director.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to attract and retain qualified and talented professional individuals to perform the duties of the Company’s executive offices. The Company’s compensation program is designed to fairly reward the Company’s executive officers for their overall performance in the management of the affairs of the Company. The measurement of successful performance has significant elements of subjective judgment in view of the lack of any directly comparable single element or group of elements to which the Company and its performance may be readily compared from time to time.

The elements of compensation of the Company’s compensation programs include salary, health insurance, stock options, and in certain circumstances the award of a cash bonus.  As of the present time, the Company compensation plan does not include any defined benefit retirement plan; any social club memberships or dues or any payments for housing, cars, boats, or other property of any kind to any person. The Company has not entered into any employment contracts with its executive officers nor any contracts for compensation to any person in the event of a change in control of the Company. The Company pays no other elements of compensation to its executive officers. The relatively small size of the Company in comparison to other entities presents the Company with additional risks in meeting its objectives of attracting and retaining qualified and talented professional individuals.

The salary component of the compensation is most important and the Company attempts to be competitive with what it believes to be the compensation of other companies of similar size and scope of operations. To date the Company has not engaged the services of a compensation review consultant or service in view of the cost of such services compared to the size and revenues of the Company. The award of a bonus upon review of Company performance provides an additional incentive. The Company determines the amount for each element to pay by reviewing annually the compensation levels of the Company’s executive officers and determining from the performance of the Company during that time since the last review what an appropriate compensation level may be during the upcoming annual period. The Company has no existing formula for determination of the salary, stock options, or bonus elements of compensation.

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE
Annual Compensation                                                                               Long Term Awards
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	NUMBER OF OPTIONS	ALL OTHER COMPENSATION	TOTAL COMPENSATION
Roger Griffin President & CEO William E. Nielsen Chief Financial Officer David B. Wilhelmy Vice President Sales and Marketing	2010 2009 2010 2009 2010 2009	110,510 126,128 113,900 127,424 112,195 125,524	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	110,510 126,500 113,900 127,424 112,195 125,524

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	EquityIncentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested(#) (g)	Market Value of Shares or Units of Stock That Have Not Vested (#) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Unitsor Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
William E. Nielsen Chief Financial Officer	250,000	-0-	-0-	$0.30	2/7/2012	-0-	-0-	-0-	-0-

None of the Company’s other Executive Officers earned compensation in fiscal 2010 and 2009 in excess of $100,000 for services rendered to the Company in any capacity.

Option Grants and Exercises in Last Fiscal Year

No options were granted or exercised during fiscal 2010 by the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2010.

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

Directors who are on the Company’s Audit, Compensation, and Nominating Committees do not receive any consulting, advisory or compensatory fees from the Company. However, such Board members may receive fees from the Company for their services on those committees.

Director Compensation for Fiscal 20010
Change in Pension Value and Nonqualified Deferred Compensation Earnings($)
Name	Fees Earned or Paid in Cash($)	Stock Awards($)	Option Awards($)	Non Equity Incentive Plan Compensation($)		All Other Compensation($)	Total($)
Ronald L. McDaniel	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Matthew M. Price	-0-	-0-	-0-	-0-	-0-	-0-	-0-
LaRits Boren	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Leland Boren	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John Martorana	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Compensation Committee Report

The Compensation Committee reviews with management the Compensation Discussion & Analysis section of the Company’s 2010 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for 2010 and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

The Compensation Committee
LaRita Boren
Ronald L. McDaniel

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2010 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2010 with these computations based on 4,933,895 shares of common stock being outstanding at that time and including the exercisable stock option shares, 250,000 shares.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE HELD	AMOUNT OF BENEFICIAL OWNERSHIP1	APPROXIMATE PERCENT OF CLASS

Roger Griffin	President	None	-0-
5400 Rio Grande Ave.	& CEO
Jacksonville, FL 32254

LaRita R. Boren	Director	2,423,853	46.8%
9628 E. 900 S.
Upland, IN 46989

Leland E. Boren	Director	220,768	4.3%
9628 E. 900 S.
Upland, IN 46989

John Martorana	Director	19,995	0.4%
5148 Hanover Lane
Lakeland, FL 33817

Ronald L. McDaniel	Director	None	-0-
Western-Cullen-Hayes, Inc.
2700 W. 36th Place
Chicago, IL 60632

William E. Nielsen	Director	250,0002	4.8%
5400 Rio Grande Avenue	Chief Financial
Jacksonville, FL 32254	Officer

Matthew M. Price	Director	None	-0-
Bingham McHale LLP
10 West Market Street
Indianapolis, IN 46204

Alexander C. Toppan	Stockholder	569,7313	11.0%
40 Spectacle Ridge Road
South Kent, CT 06785

David B. Wilhelmy	Director	None	-0-
5400 Rio Grande Avenue	Vice President Sales
Jacksonville, FL 32254	and Marketing

International Baler Corporation	Stockholder	135,9354	2.9%
Profit Sharing Trust
5400 Rio Grande Avenue
Jacksonville, FL 32254

All Officers and Directors		3,050,5515	58.8%
as a Group (4 persons)
__________________________
1	Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.
2	Consists of fully exercisable options to purchase 250,000 shares.
3	Shares are held in joint tenancy with his wife, Mary Anne T. Toppan.
4	Employees' Profit Sharing Trust of which William Nielsen is Trustee.
5	Consists of 2,664,616 shares held directly; fully exercisable options to purchase 250,000 shares; and 135,935 shares held by International Baler Corporation Employee Profit Sharing Trust.

Changes In Control

To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

LaRita R.Boren and Leland E. Boren, both, shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company’s wholly-owned subsidiary, IBC. These baler companies operate completely independent of each other.

The Company had no equipment sales to American Baler Company the fiscal year ending October 31, 2010 and 2009. IBC purchased no equipment or services from American Baler in either fiscal year.

Indebtedness of Management

No officer, director or security holder known to the Company to own of record or beneficially more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons is indebted to the Company.

Parent of the Issuer

The Company has no parent.

Independence of Directors

Rule 4350 (c) (1) of The Nasdaq Stock Market rules requires that a majority of the members of the Company’s Board of Directors be independent in that they are not officers or employees of the Company and are free of any relationship that would interfere with the exercise of their independent judgment.

The Board of Directors has determined that and three of the Company’s seven Directors, Ronald L. McDaniel, Matthew M. Price and John Martorana are independent as defined by the listing standards of the Nasdaq Stock Market Rules, Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission.

However, Rule 4350(c)(5) provides an exemption from the requirement that a majority of the Company’s Directors be independent if the Company is considered a “controlled company”. A controlled company is defined as a company of which more than 50% of the voting power is held by an individual, a group, the Company’s independent registered public accounting firm, or another company. LaRita Boren and Leland E. Boren, who are husband and wife and members of the Company’s Board of Directors, have a verbal agreement or understanding to vote their shares in a like manner. As Mr. and Mrs. Boren together beneficially own more than 50% of the outstanding shares of the Company’s common stock, the Company is considered a “controlled company” under the applicable rules of The Nasdaq Stock Market and as such is exempt from certain of the corporate governance rules of The Nasdaq Stock Market, such as the requirement that the board of directors consist of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual consolidated financial statements for the fiscal years ended October 31, 2010 and 2009, and fees for other services rendered by KPMG LLP during those periods:

Fee Category	Fiscal 2010	Fiscal 2009
Audit Fees	$78,100	$78,100
Audit-Related Fees	0	0
Tax Fees	$11,000	11,000
All Other Fees	0	0
Total Fees	$89,100	$89,100

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

All Other Fees includes fees for all other services provided by the principal accountants not covered in the other categories.

All of the 2010 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company's independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by KPMG LLP is compatible with maintaining KPMG LLP's independence and has concluded that it is.

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
2.1

Agreement of Merger between International Baler Corporation and IBC Merger Corporation dated June 24, 1997 (Incorporated by reference to Exhibit 10.39 to Company's Current Report on Form 8-K, Date of Report June 27, 1997[“Report on Form 8-K June 27, 1997”]).

2.2	Certificate of Merger of International Baler Corporation into IBC Merger Corporation (Incorporated by reference to Exhibit 10.39.1 to Report on Form 8-K June 27, 1997).
2.3	Certificate of Merger merging Consolidated Baling Machine Company, Inc. and Florida Waste Systems, Inc. Into International Baler Corporation filed July 30, 2004.
3.1

Articles of Incorporation and by-laws of Waste Technology Corp. and amendments (Incorporated by reference to the Company's Registration Statement on Form S-18 filed in April, 1985, Registration No. 2-97045[the @Statement on Form S-18"])

3.2

Certificate of Incorporation of International Baler Corporation f/k/a National Compactor & Technology Systems, Inc. and all amendments thereto (Incorporated by reference to Exhibit 3.3 to Form 8 Amendment No.1 to the Company's Annual Report on Form 10-K for the year ended October 31, 1989[AAmendment No. 1 to 1989 Form 10-K@]).

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
3.7

Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 4, 1991(Incorporated by reference to Exhibit 3.1.1 to Company's Annual Report on Form 10-K for the year ended October 31, 1991[the A1991 Form 10-K@]

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
10.2

Agreement dated February 3, 1987, between the Company and N. J. Cavagnaro & Sons and Machine Corp., Nicholas J. Cavagnaro Jr., George L. Cavagnaro, and Pauline L. Cavagnaro together with the exhibits annexed thereto for the acquisition of N. J. Cavagnaro & Sons Machine Corp. (Incorporated by reference to Exhibit 10.2 to Company's Annual Report on Form 10-K for the year ended October 31, 1987 [the A1987 Form 10-K@]).

10.3	Waste Technology Corp. Profit Sharing Plan including Agreement of Trust (Incorporated by reference to Exhibit 10.7 to Report on Form 8-K June 1, 1989).
10.4	Form of Deferred Compensation Agreement for Ted C. Flood (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10K for the year ended October 31, 1991).
10.5

Agreement between International Baler Corporation and Ted C. Flood dated as December 29, 1995 (Incorporated by reference to Exhibit 10.38 to the Company's Annual report on Form 10-KSB for the year ended October 31, 1996 [the A1996 Form 10-KSB@]).

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

INTERNATIONAL BALER CORPORATION
(Registrant)

Dated: January 26, 2010	By:	/s/ D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. McDaniel	Director	January 26, 2011
Ronald L. McDaniel	Chairman of the Board

/s/ D. Roger Griffin	Director	January 26, 2011
D. Roger Griffin	President and Chief
Executive Officer

/s/ LaRita Boren	Director	January 26, 2011
LaRita Boren

/s/ Leland E. Boren	Director	January 26, 2011
Leland E. Boren

/s/ William E. Nielsen	Director	January 26, 2011
William E. Nielsen	Chief Financial Officer

/s/ Matthew M. Price	Director	January 26, 2011
Matthew M. Price

/s/ John J. Martorana	Director	January 26, 2011
John J. Martorana

INTERNATIONAL BALER CORPORATION

FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
International Baler Corporation:

We have audited the accompanying balance sheets of International Baler Corp. (the Company) as of October 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Baler Corporation as of October 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

KPMG LLP

January 26, 2010
Jacksonville, Florida
Certified Pubic Accountants

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS
OCTOBER 31, 2010 AND 2009

ASSETS	October 31, 2010	October 31, 2009

Current Assets:
Cash and cash equivalents	$2,101,204	$1,609,305
Restricted cash	—	224,100
Accounts receivable, net of allowance for doubtful accounts
of $71,764 and $88,870 in 2010 and 2009, respectively	700,484	619,383
Inventories	1,281,312	1,145,998
Prepaid expense and other current assets	72,508	80,506
Deferred income taxes	435,185	336,735
Total current assets	4,590,693	4,016,027

Property, plant and equipment, at cost:	2,414,055	2,405,585
Less: accumulated depreciation	1,622,757	1,534,652
Net property, plant and equipment	791,298	870,933

Other assets:
Other assets	1,396	4,906
Due from former Director	16,319	28,875
Deferred income taxes	165,511	422,511
Total other assets	183,226	456,292

TOTAL ASSETS	$5,565,217	$5,343,252

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving promissory note	$—	$2,654
Accounts payable	330,459	234,678
Accrued liabilities	278,776	292,366
Current portion of deferred compensation	67,000	67,000
Customer deposits	279,424	335,440
Total current liabilities	955,659	932,138

Deferred compensation, net of current portion	76,213	132,067
Total liabilities	1,031,872	1,064,205

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,179,875
shares issued in 2010 and 2009	61,799	61,799
Additional paid-in capital	6,347,187	6,347,187
Accumulated deficit	(1,194,231)	(1,448,529)
	5,214,755	4,960,457

Less: Treasury stock, 1,245,980 shares
in 2010 and 2009, at cost	(681,410)	(681,410)

Total stockholders' equity	4,533,345	4,279,047

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,565,217	$5,343,252

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009

Net Sales:
Equipment	$6,385,605	$5,343,298
Parts and Service	1,261,296	1,250,912
Total Net Sales	7,646,901	6,594,210

Cost of Sales	6,081,980	5,591,368

Gross Profit	1,564,921	1,002,842

Operating Expense:
Selling Expense	446,922	493,809
Administrative Expense	688,213	813,607
Total Operating Expense	1,135,135	1,307,416

Operating Income (Loss)	429,786	(304,574)

Other Income (Expense):
Interest Income	11,159	21,095
Interest Expense	(3,160)	(15,064)
Other Income (Expense)	(24,937)	51
Total Other Income (Expense)	(16,938)	6,082

Income (Loss) Before Income Taxes	412,848	(298,492)

Income Tax Provision (Benefit)	158,550	(115,286)

Net Income (Loss)	$254,298	$(183,206)

Basic (Loss) Income per share	$0.05	$(0.04)
Diluted (Loss) Income per share	0.05	(0.04)

Weighted average number of shares outstanding - Basic	4,933,895	4,933,895
- Diluted	5,042,386	4,933,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED OCTOBER 31, 2010 AND 2009

	COMMON STOCK				TREASURY STOCK

	NUMBER		ADDITIONAL		NUMBER		TOTAL
	OF SHARES	PAR	PAID-IN	ACCUMULATED	OF		STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	DEFICIT	SHARES	COST	EQUITY

Balance at October 31, 2008	6,179,875	$61,799	$6,347,187	$(1,265,323)	1,245,980	$(681,410)	$4,462,253

Net Loss	-0-	-0-	-0-	(183,206)	-0-	-0-	(183,206)

Balance at October 31, 2009	6,179,875	$61,799	$6,347,187	$(1,448,529)	1,245,980	$(681,410)	$4,279,047

Net Income	-0-	-0-	-0-	254,298	-0-	-0-	254,298

Balance at October 31, 2009	6,179,875	$61,799	$6,347,187	$(1,194,231)	1,245,980	$(681,410)	$4,533,345

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009

Cash flow from operating activities:
Net income (Loss)	$254,298	$(183,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	90,765	107,405
Abandonment of long lived assets	—	63,750
Provision for doubtful accounts, net of recoveries	(17,106)	68,870
Deferred income taxes	158,550	(115,286)
Changes in operating assets and liabilities:
Accounts receivable	(63,995)	464,017
Inventories	(135,314)	588,263
Prepaid expenses and other assets	8,848	1,970
Accounts payable	95,781	(318,590)
Accrued liabilities, payroll, commissions and deferred compensation	(69,444)	(458,787)
Customer deposits	(56,016)	(593,833)
Net cash provided by (used in) operating activities	266,367	(375,427)

Cash flows from investing activities:
Proceeds from notes receivable from former Director	12,556	11,827
Purchase of property and equipment	(8,470)	(125,592)
Net cash provided by (used in) investing activities	4,086	(113,765)

Cash flows from financing activities:
Net payments on the revolving promissory note	(2,654)	(3,000)
Repayments of long term debt	—	(144,433)
Release of restricted cash	224,100	—
Net cash provided by (used in) financing activities	221,446	(147,433)

Net increase (decrease) in cash and cash equivalents	491,899	(636,625)

Cash and cash equivalents at beginning of year	1,609,305	2,245,930

Cash and cash equivalents at end of year	$2,101,204	$1,609,305

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$—	$4,906
Income taxes	—	5,000

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2010 and 2009

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

The Company's customers include recycling facilities, paper mills, textile mills, and the companies which generate the materials for baling and recycling.  The Company sells its products worldwide with 10% to 35% of its annual net sales outside the United States.

(2)           Summary of Significant Accounting Policies

(a)           Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, valuation of deferred tax assets, valuation of inventory, and estimates for warranty claims. Actual results could differ from those estimates.

(b)           Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, bank demand accounts and money market accounts having original maturities of less than three months.

(c)           Restricted Cash

Restricted cash consists of a money market account that is the security for a letter of credit. This letter of credit expired on July 31, 2010.

(d)           Accounts Receivable and Allowance for Doubtful Accounts

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

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2010 and 2009

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

(f)           Property, Plant, and Equipment

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

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2010 and 2009

(h)           Revenue Recognition

The Company recognizes revenue when finished products and/or parts are shipped and the customer takes ownership and assumes the risk of loss. Revenue from installation services is recognized on completion of the service. The Company recognizes revenue from repair services in the period in which the service is provided.

(i)           Warranties and Service

The Company typically warrants its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at the Company’s Jacksonville, Florida, facility, by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Warranty parts shipments and warranty service repairs are expensed as they occur and the Company maintains an accrued liability for expected warranty claims. The warranty accrual is based on historical warranty costs, the quantity and type of balers currently under warranty, and known warranty issues.

Following is a tabular reconciliation of the changes in the warranty accrual for the periods:

	2010	2009
Beginning balance	$55,059	$76,059
Warranty services provided	(85,254)	(132,128)
Warranties issued	95,784	106,865
Changes to preexisting warranty accruals	(15,730)	4,263
Ending balance	$49,859	$55,059

(j)           Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. The dilutive impact of options outstanding was 108,491 shares and no shares for the years ending October 31, 2010 and 2009.

(k)           Stock-Based Compensation

The Company recognizes all stock-based compensation as an expense in the financial statements measured at the fair value of the award. In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company’s common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The Company has no remaining authorized shares available for grant under existing stock option plans. As of October 31, 2010, the Company has no options outstanding to grant under previously authorized plans and no options were issued during the years ended October 31, 2010 or 2009. The outstanding stock options at October 31, 2010 have a remaining contractual term of 2 years.  As all options are fully vested, there is no impact to net income for the years ended October 31, 2010 and 2009.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2010 and 2009

There were no stock options exercised during the years ended October 31, 2010 and 2009.

(l)           Business Reporting Segments

Based on the information monitored by the Company’s operating decision makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on separate segments is omitted because, apart from the principal business of manufacturing baling machines, the Company has no other reportable segments.

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

(n)           Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified beginning November 1, 2010 for the Company. Adopting this guidance will not have a material impact on the Company’s results of operations and financial position.

(o)           Subsequent Events

The Company evaluated all events or transactions that occurred after October 31, 2010 up through the date the Company issued these financial statements.

(3)           Related Party Transactions

The Company has a note receivable from the former president and director totaling $31,157 and $43,713 at October 31, 2010 and 2009, respectively. Interest accrues at the rate of 6% per annum.

The Company has a deferred compensation agreement with the former president and director of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $143,213, payable over the next two years. A portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

The statements of operations includes interest income on a previous officer and director note receivable of $2,281 and $3,011 for 2010 and 2009, respectively.

LaRita Boren and Leland E. Boren, both shareholders and directors of the Company, are the owners of Avis Industrial Corporation (Avis). Together the Borens own 53.6%

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2010 and 2009

of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company’s International Baler Corporation. These baler companies operate independent of each other.

The Company had no equipment sales to American Baler Corporation in the fiscal years ending October 31, 2010 and 2009. International Baler purchased no equipment or services from American Baler.

(4)           Inventories

Inventories consisted of the following:

	2010	2009
Raw Materials	$694,446	$694,557
Work in Process	377,977	356,140
Finished Products	208,889	95,301
	$1,281,312	$1,145,998

(5)           Property, Plant, and Equipment

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

	2010	2009
Land	$82,304	$82,304
Building and Improvements	982,096	982,096
Machinery and Equipment	1,294,789	1,286,319
Vehicles	54,866	54,866
	2,414,055	2,405,585
Less accumulated depreciation	1,622,757	1,534,652
	$791,298	$870,933

Depreciation expense was $88,105 and $97,852 in 2010 and 2009, respectively. During 2009, the Company abandoned plans to expand their production facilities and as a result, recorded a loss on the write-off of certain construction in progress totaling $63,750.

(6)           Debt

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company’s property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%, with a re-affirmation date of February 28, 2011. The Company intends to renew its line of credit, however, a positive outcome cannot be assured. The line of credit had an outstanding balance of $0 and $2,654 at October 31, 2010 and 2009, respectively, and the unused line of credit was $1,000,000 at October 31, 2010. The credit agreement contains covenants that require us to provide annual audited financial statements and quarterly internal financial statements to the lender. There are no other covenants or restrictions.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2010 and 2009

(7)           Commitments and Contingencies

The Company in the ordinary course of business, is subject to claims made under, and from time to time is named as a defendant in legal proceedings relating to the operations of its business, including the sale of its products. The Company believes that the reserves reflected in its financial statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was fatally injured in a workplace accident while an employee of the Company.  The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim.  The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit.  The claim is currently in the early stages of discovery and the outcome is uncertain.

(8)           Income Taxes

Income tax benefit attributable to income from continuing operations consists of:

	2010	2009
Current income tax provision:
Federal	$—	$—
State	—	—
	—	—
Deferred income tax provision/(benefit):
Federal	143,564	(104,451)
State	14,986	(10,835)
	158,550	(115,286)
Income tax provision/(benefit)	$158,550	$(115,286)

The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income taxes are as follows:

	2010	2009
Expected federal income tax expense/(benefit) at statutory rate	$140,368	$(101,487)
State income tax expense/(benefit), net federal income tax effect	14,986	(10,835)
Other – meals and entertainment	3,187	2,303
Other	14	(5,267)
Income tax expense/(benefit)	$158,550	$(115,286)

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2010 and 2009

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. As of October 31, 2010 and 2009, the net deferred tax assets were $600,696 and $759,246, respectively. The Company determined it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets of October 31, 2010 and 2009 and no valuation allowance is deemed necessary. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

The significant components of the net deferred income taxes at October 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets
Inventory Reserve	$88,431	$90,312
Other Reserves and allowances	149,253	170,540
Section 263A	13,520	9,584
Alternative minimum tax credit carryforwards	37,685	37,685
Net operating loss carryforwards	326,446	465,330

Total deferred tax assets	615,335	773,451

Deferred tax liabilities
Property, plant, and equipment	(14,639)	(14,205)
Total gross deferred tax liabilities	(14,639)	(14,205)

Net deferred income taxes	$600,696	$759,246

Net federal operating loss carryforwards for income tax purposes are $867,698 and expire in years 2019 through 2029. The Company has an alternative minimum tax credit carryforward of $37,685.

For the year ended October 31, 2010 and 2009, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended October 31, 2005 through October 31, 2010, the tax years which remain subject to examination by tax jurisdictions as of October 31, 2010.

(9)           Stock Options

In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company’s common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As of October 31, 2010, the Company has no remaining options to grant under previously authorized plans. The outstanding stock options at October 31, 2010 have a remaining contractual term of 2 years.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2010 and 2009

(10)         Employees’ Benefit Plan

The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan in 2010 or 2009.

(11)         Business and Credit Concentrations

Export sales were approximately 9% and 21% for the years ended October 31, 2010 and 2009, respectively. The principal international markets served by the Company, include Canada, China, Mexico, United Kingdom, India, Korea, Japan, Russia, and Brazil. No customer accounted for 10% or more of net sales in 2010, and in 2009 two customers accounted for 14.5% and 10.2% of net sales, respectively. Two customers accounted for 33.1% and 14.5%, respectively, of the Company’s accounts receivable at October 31, 2010 and no customer accounted for more than 10% of the Company’s accounts receivable at October 31, 2009.