Form 10-Q
period 2011-01-31
INTERNATIONAL BALER CORP
filed 2011-03-15
CIK 781902

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2011

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

Large accelerated filer_____ Non-accelerated filer _____ (Do not check if a smaller reporting company)	Accelerated filer____ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,933,895 shares of common stock at February 28, 2011.

INTERNATIONAL BALER CORPORATION

TABLE OF CONTENTS

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS
UNAUDITED

	January 31, 2011	October 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$3,084,622	$2,101,204
Accounts receivable, net of allowance for doubtful accounts
of $71,764 in 2011 and 2010	595,355	700,484
Inventories	1,740,888	1,281,312
Prepaid expense and other current assets	45,972	72,508
Deferred income taxes	408,685	435,185
Total current assets	5,875,522	4,590,693

Property, plant and equipment, at cost:	2,414,055	2,414,055
Less: accumulated depreciation	1,644,057	1,622,757
Net property, plant and equipment	769,998	791,298

Other assets:
Other assets	1,396	1,396
Due from former Director	12,986	16,319
Deferred income taxes	165,511	165,511
Total other assets	179,893	183,226

TOTAL ASSETS	$6,825,413	$5,565,217

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$657,280	$330,459
Accrued liabilities	272,715	278,776
Current portion of deferred compensation	67,000	67,000
Customer deposits	1,191,886	279,424
Total current liabilities	2,188,881	955,659

Deferred compensation, net of current portion	61,090	76,213
Total liabilities	2,249,971	1,031,872

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	–	–
Common stock, par value $.01,
25,000,000 shares authorized; 6,179,875
shares issued in 2011 and 2010	61,799	61,799
Additional paid-in capital	6,347,187	6,347,187
Accumulated deficit	(1,152,134)	(1,194,231)
	5,256,852	5,214,755

Less: Treasury stock, 1,245,980 shares
in 2011 and 2010, at cost	(681,410)	(681,410)

Total stockholders' equity	4,575,442	4,533,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,825,413	$5,565,217

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
UNAUDITED

	January 31, 2011	January 31, 2010

Net Sales:
Equipment	$1,412,620	$1,309,399
Parts and Service	430,038	245,524
Total Net Sales	1,842,658	1,554,923

Cost of Sales	1,508,267	1,284,104

Gross Profit	334,391	270,819

Operating Expense:
Selling Expense	104,514	101,960
Administrative Expense	163,285	167,995
Total Operating Expense	267,799	269,955

Operating Income	66,592	864

Other Income (Expense):
Interest Income	2,005	2,772
Interest Expense	–	(2,063)
Other Income	–	59
Total Other Income	2,005	768

Income Before Income Taxes	68,597	1,632

Income Tax Provision	26,500	650

Net Income	$42,097	$982

Basic Income per share	$0.01	$0.00
Diluted Income per share	0.01	0.00

Weighted average number of shares outstanding - Basic	4,933,895	4,933,895
- Diluted	5,064,847	5,000,968

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
UNAUDITED

	Common Stock				Treasury Stock

	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS' EQUITY

Balance at October 31, 2010	6,179,875	$61,799	$6,347,187	$(1,194,231)	1,245,980	$(681,410)	$4,533,345

Net Income	-0-	-0-	-0-	42,097	-0-	-0-	42,097

Balance at January 31, 2011	6,179,875	$61,799	$6,347,187	$(1,152,134)	1,245,980	$(681,410)	$4,575,442

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
UNAUDITED

	January 31, 2011	January 31, 2010

Cash flow from operating activities:
Net income	$42,097	$982
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	21,300	27,263
Deferred income taxes	26,500	650
Changes in operating assets and liabilities:
Accounts receivable	105,129	94,372
Inventories	(459,576)	(278,789)
Prepaid expenses and other current assets	26,536	29,234
Accounts payable	326,821	73,185
Accrued liabilities and deferred compensation	(21,184)	29,563
Customer deposits	912,462	(228,207)
Net cash provided by (used in) operating activities	980,085	(251,747)

Cash flows from investing activities:
Proceeds from notes receivable from former Director	3,333	3,139
Net cash provided by investing activities	3,333	3,139

Net increase (decrease) in cash and cash equivalents	983,418	(248,608)

Cash and cash equivalents at beginning of period	2,101,204	1,609,305

Cash and cash equivalents at end of year	$3,084,622	$1,360,697

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$–	$–
Income taxes	–	–

See accompanying notes to financial statements.

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

The Company's customers include recycling facilities, distribution centers, textile mills, and companies which generate the materials for baling and recycling.  The Company sells its products worldwide with 10% to 35% of its annual sales outside the United States.

2.  Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.  Operating results for the three-month period ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. The accompanying balance sheet as of October 31, 2010 was derived from the audited financial statements as of October 31, 2010.

3.  Summary of Significant Accounting Policies:

(a)  Accounts Receivable & Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

(d)  Basic and Diluted Income (Loss) Per Share:

Basic income (loss) per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding at January 31, 2011 and January 31, 2010 was 130,952 shares and 67,073 shares, respectively.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

	2011	2010
Beginning balance	$49,859	$55,059
Warranty service provided	(39,045)	(9,030)
Warranties issued	42,378	15,549
Changes to pre-existing warranty accruals	(3,333)	6,519
Ending balance	$49,859	$55,059

(f)  Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Topic 605. This consensus provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration under this pronouncement is based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application permitted. The adoption of this standard did not have any impact on the Company’s financial statements.

(g)  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, revolving promissory note, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

(h)  Subsequent Events

The Company evaluated all events or transactions that occurred after January 31, 2011 up through the date the Company issued its financial statements.

4.  Related Party Transactions:

The Company has a note receivable from its former president and director totaling $27,824 and $31,157 at January 31, 2011 and October 31, 2010, respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $128,090, payable over the next two years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

Leland E. Boren, a shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 53.6% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company. These baler companies operate independent of each other.

5.  Inventories

Inventories consisted of the following:

	January 31, 2011	October 31, 2010
Raw Materials	$825,522	$694,446
Work in process	730,477	377,977
Finished Goods	184,889	208,889
	$1,740,888	$1,281,312

6.  Debt

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company’s property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%, with a re-affirmation date of February 28, 2011. The Company renewed its line of credit for one year effective February 28, 2011 at the same interest rate terms. The line of credit had no outstanding balance at January 31, 2011 and October 31, 2010, and the unused line of credit was $1,000,000 at January 31, 2011. The credit agreement contains covenants that require the Company to provide annual audited financial statements and quarterly internal financial statements to the lender. There are no other covenants or restrictions.

7.  Income Taxes

As of January 31, 2011, the Company’s anticipated annual effective tax rate is 39%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income tax is primarily the result of state income tax expense and permanent deductible differences.

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of January 31, 2011 and at October 31, 2010 is $0. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of January 31, 2011 and October 31, 2010, the deferred tax asset was approximately $574,196 and $600,696, respectively. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

8.  Stock-Based Compensation

In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company’s common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. The outstanding stock options at January 31, 2011 have a remaining contractual term of one year.  As all options are fully vested, there is no impact to net income for the three months ended January 31, 2011 and 2010 related to stock options.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our unaudited condensed financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company=s Annual Report on Form 10-K for the year ended October 31, 2010, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations:  Three Month Comparison

In the first quarter ending January 31, 2011, the Company had net sales of $1,842,658, compared to net sales of $1,554,923 in the first quarter of fiscal 2010. This increase in revenue is the result of higher shipments in the first quarter of fiscal 2011 reflecting the improved market conditions and higher commodity prices for recycled materials compared to the first quarter 2010. Baler and conveyor unit sales increased from twenty-five units in the prior year first quarter to twenty-eight units in the current year first quarter. Parts and service sales increased by $184,514 in the current year compared to the prior year. The market for baling equipment has been moving toward larger, more productive and efficient equipment in recent years.

The Company had pre-tax income of $68,597 in the first quarter compared to pre-tax income of $1,632 in first quarter of fiscal 2010. Gross profit margin in the quarter was 18.1% compared to 17.4% in the first quarter of 2010. The improvement in income and profit margins were the result of the higher shipments of equipment and parts and service. Also, the significant cost reductions implemented in the second half of fiscal 2009 remain in place. Selling and administrative expenses decreased by $2,156 in the first quarter of 2011 compared to the prior year first quarter.

The sales order backlog was $3,295,000 at January 31, 2011 and $1,590,000 at January 31, 2010.

Financial Condition and Liquidity:

Net working capital at January 31, 2011 was $3,686,641, as compared to $3,635,034 at October 31, 2010. The Company currently believes that it will have sufficient cash flow to be able to fund other operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first three months of fiscal 2011 were 34.7 days, as compared to 39.3 days in first three months of fiscal 2010. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average days sales for the period (period sales ÷ 91.25).

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company’s property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%, with a re-affirmation date of February 28, 2011. The Company renewed its line of credit for one year effective February

28, 2011 at the same interest rate terms. The line of credit had no outstanding balance at January 31, 2011 and October 31, 2010, and the unused line of credit was $1,000,000 at January 31, 2011. The credit agreement contains covenants that require the Company to provide annual audited financial statements and quarterly internal financial statements to the lender. There are no other covenants or restrictions.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

On February 10, 2011, LaRita R. Boren, Director and the Company’s largest shareholder, suddenly and unexpectedly passed away. Her shares are now controlled by the Estate of LaRita R. Boren.

ITEM 6.  EXHIBITS

The following exhibits are submitted herewith:

Exhibit 31.1	Certification of D. Roger Griffin, Chief Executive Officer, pursuant to Rule 13a–14(a)/15d-14(a).

Exhibit 31.2	Certification of William E. Nielsen, Chief Financial Officer, pursuant to Rule 13a–14(a)/15d-14(a).

Exhibit 32.1	Certification of D. Roger Griffin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of William E. Nielsen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: March 14, 2011

INTERNATIONAL BALER CORPORATION

By:	/s/ D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer