Form 10-Q
period 2011-04-30
INTERNATIONAL BALER CORP
filed 2011-06-13
CIK 781902

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   April 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,183,895 shares of common stock at May 31, 2011.

INTERNATIONAL BALER CORPORATION

TABLE OF CONTENTS

PAGE

PART I.	FINANCIAL INFORMATION		3

	ITEM 1.	FINANCIAL STATEMENTS

	●Condensed Balance Sheets as of April 30, 2011, and October 31, 2010		3

	●Condensed Statements of Operations for the three months and six months ended April 30, 2011 and 2010		4

	●Condensed Statements of Changes in Stockholders’ Equity for the period from October 31, 2010 to April 30, 2011		5

	●Condensed Statements of Cash Flows for the six months ended April 30, 2011 and 2010		6

	●Notes to Condensed Financial Statements (Unaudited)		7

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

	ITEM 4.	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION		13

	ITEM 1.	LEGAL PROCEEDINGS	13

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

	ITEM 5.	OTHER INFORMATION	14

	ITEM 6.	EXHIBITS	15

SIGNATURES			16

CERTIFICATIONS			17

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS
UNAUDITED

	April 30, 2011	October 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$2,624,709	$2,101,204
Accounts receivable, net of allowance for doubtful accounts
of $71,764 in 2011 and 2010	953,535	700,484
Inventories	2,238,168	1,281,312
Prepaid expense and other current assets	161,477	72,508
Deferred income taxes	259,685	435,185
Total current assets	6,237,574	4,590,693

Property, plant and equipment, at cost:	2,519,134	2,414,055
Less: accumulated depreciation	1,665,357	1,622,757
Net property, plant and equipment	853,777	791,298

Other assets:
Other assets	1,396	1,396
Due from former Director	9,653	16,319
Deferred income taxes	165,511	165,511
Total other assets	176,560	183,226

TOTAL ASSETS	$7,267,911	$5,565,217

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$906,366	$330,459
Accrued liabilities	294,289	278,776
Current portion of deferred compensation	67,000	67,000
Customer deposits	1,066,425	279,424
Total current liabilities	2,334,080	955,659

Deferred compensation, net of current portion	45,968	76,213
Total liabilities	2,380,048	1,031,872

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 and 6,179,875
shares issued in 2011 and 2010, respectively	64,299	61,799
Additional paid-in capital	6,419,687	6,347,187
Accumulated deficit	(914,713)	(1,194,231)
	5,569,273	5,214,755

Less: Treasury stock, 1,245,980 shares
in 2011 and 2010, at cost	(681,410)	(681,410)

Total stockholders' equity	4,887,863	4,533,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,267,911	$5,565,217

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2011 and 2010
UNAUDITED

	Three Months		Six Months

	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
Net Sales:
Equipment	$2,438,430	$1,752,327	$3,851,050	$3,061,726
Parts and Service	400,630	340,430	830,668	585,954
Total Net Sales	2,839,060	2,092,757	4,681,718	3,647,680

Cost of Sales	2,151,902	1,657,162	3,660,169	2,941,266

Gross Profit	687,158	435,595	1,021,549	706,414

Operating Expense:
Selling Expense	121,891	132,025	226,405	233,985
Administrative Expense	181,237	177,508	344,522	345,503
Total Operating Expense	303,128	309,533	570,927	579,488

Operating Income	384,030	126,062	450,622	126,926

Other Income (Expense):
Interest Income	2,391	2,739	4,396	5,511
Interest Expense	—	(1,097)	—	(3,160)
Other Income	—	5	—	64
Total Other Income	2,391	1,647	4,396	2,415

Income Before Income Taxes	386,421	127,709	455,018	129,341

Income Tax Provision	149,000	49,000	175,500	49,650

Net Income	$237,421	$78,709	$279,518	$79,691

Basic Income per share	$0.05	$0.02	$0.06	$0.02
Diluted Income per share	0.05	0.02	0.06	0.02

Weighted average number of shares outstanding - Basic	5,004,120	4,933,895	4,968,425	4,933,895
- Diluted	5,099,626	5,045,006	5,081,290	5,027,645

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2011
UNAUDITED

	Common Stock				Treasury Stock
	NUMBER
	OF		ADDITIONAL		NUMBER		TOTAL
	SHARES	PAR	PAID-IN	ACCUMULATED	OF		STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	DEFICIT	SHARES	COST	EQUITY

Balance at October 31, 2010	6,179,875	$61,799	$6,347,187	$(1,194,231)	1,245,980	$(681,410)	$4,533,345
Issuance of 250,000
shares of Common Stock	250,000	2,500	72,500	-0-	-0-	-0-	75,000

Net Income	-0-	-0-	-0-	279,518	-0-	-0-	279,518

Balance at April 30, 2011	6,429,875	$64,299	$6,419,687	$(914,713)	1,245,980	$(681,410)	$4,887,863

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
UNAUDITED

	April 30, 2011	April 30, 2010

Cash flow from operating activities:
Net income	$279,518	$79,691
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	42,600	53,060
Provision for doubtful accounts, net of recoveries	—	(7,106)
Deferred income taxes	175,500	49,650
Changes in operating assets and liabilities:
Accounts receivable	(253,051)	(805,000)
Inventories	(956,856)	(308,789)
Prepaid expenses and other current assets	(88,969)	(34,852)
Accounts payable	575,907	217,659
Accrued liabilities and deferred compensation	(14,732)	40,399
Customer deposits	787,001	109,809
Net cash provided by (used in) operating activities	546,918	(605,479)

Cash flows from investing activities:
Proceeds from notes receivable from former Director	6,666	6,278
Purchase of property and equipment	(105,079)	—
Net cash (used in) provided by investing activities	(98,413)	6,278

Cash flows from financing activities:
Issuance of common stock	75,000	—
Net cash provided by financing activities	75,000	—

Net increase (decrease) in cash and cash equivalents	523,505	(599,201)

Cash and cash equivalents at beginning of period	2,101,204	1,609,305

Cash and cash equivalents at end of period	$2,624,709	$1,010,104

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$—	$—
Income taxes	—	—

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

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.  Operating results for the six-month period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. The accompanying balance sheet as of October 31, 2010 was derived from the audited financial statements as of October 31, 2010.

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

(d)  Basic and Diluted Income Per Share:

Basic income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding at April 30, 2011 and April 30, 2010 was 112,865 shares and 93,750 shares, respectively.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the six-month period ended April 30:

	2011	2010
Beginning balance	$49,859	$55,059
Warranty service provided	(76,543)	(28,117)
Warranties issued	77,021	36,477
Changes to pre-existing warranty accruals	4,522	(8,360)
Ending balance	$54,859	$55,059

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

(h) Subsequent Events

The Company evaluated all events or transactions that occurred after April 30, 2011 up through the date the Company issued its financial statements.

4.        Related Party Transactions:

The Company has a note receivable from its former president and director totaling $24,491 and $31,157 at April 30, 2011 and October 31, 2010, respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $112,968, payable over the next two years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

Leland E. Boren, a shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 53.6% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company. These baler companies operate independent of each other.

5.         Inventories

Inventories consisted of the following:

	April 30, 2011	October 31, 2010
Raw Materials	$922,902	$694,446
Work in process	1,047,877	377,977
Finished Goods	267,389	208,889
	$2,238,168	$1,281,312

6.         Debt

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company’s property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%, with a re-affirmation date of February 28, 2012.  The line of credit had no outstanding balance at April 30, 2011 and October 31, 2010, and the unused line of credit was $1,000,000 at April 30, 2011. The credit agreement contains covenants that require the Company to provide annual audited financial statements and quarterly internal financial statements to the lender. There are no other covenants or restrictions.

7.         Income Taxes

As of April 30, 2011, the Company’s anticipated annual effective tax rate is 39%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income tax is primarily the result of state income tax expense and permanent deductible differences.

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of April 30, 2011 and at October 31, 2010 is $0. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of April 30, 2011 and October 31, 2010, deferred tax assets were $425,196 and $600,696, respectively. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

8.        Stock-Based Compensation

In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company’s common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As all options are fully vested, there was no impact to net income for the six months ended April 30, 2011 and 2010 related to stock options. The stock options were exercised in April 2011 and 250,000 shares of common stock were issued.

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

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was injured in a workplace accident while an employee of the Company.  The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim.  The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit.  The claim is currently in discovery and the outcome is unknown.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our unaudited condensed financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended October 31, 2010, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations:  Three Month Comparison

In the second quarter ended April 30, 2011, the Company had net sales of $2,839,060, compared to net sales of $2,092,757 in the second quarter of fiscal 2010, an increase of 35.7%. The increase in revenue is the result of higher shipments in the second quarter of fiscal 2011 reflecting the improved market conditions and higher commodity prices for recycled materials compared to the first quarter 2010. Baler and conveyor unit sales increased from twenty-three units in the prior year second quarter to thirty-eight units in the current year second quarter. Parts and service sales increased by $60,200 in the current year compared to the prior year. The market for baling equipment has been moving toward larger, more productive and efficient equipment in recent years.

The Company had pre-tax income of $386,421 in the second quarter compared to pre-tax income of $127,709 in second quarter of fiscal 2010. Gross profit margin in the quarter was 24.2% compared to 20.8% in the second quarter of 2010. The improvement in income and profit margins were the result of the higher shipments of equipment and parts and service. Also, the significant cost reductions implemented in the second half of fiscal 2009 remain in place. Selling and administrative expenses decreased by $6,405 in the second quarter of 2011 compared to the prior year second quarter.

Results of Operations: Six Month Comparison

The Company had net sales of $4,681,718 in the first six months of fiscal 2011 compared to net sales of $3,647,680 in the same period of fiscal 2010, an increase of 28.3%. Gross profit was $315,135 higher in the first half of 2011 than in the prior year and gross profit margins improved to 21.8% from 19.4% in 2010.

The Company had pre-tax income of $455,018 in the first six months of 2011 compared to income of $129,341 in the first half of fiscal 2010. Selling and administrative expenses were $8,561 lower in the first half of fiscal 2011 than in the prior year.

The sales order backlog was $4,055,000 at April 30, 2011 and $1,545,000 at April 30, 2010.

Financial Condition and Liquidity:

Net working capital at April 30, 2011 was $3,903,494, as compared to $3,635,034 at October 31, 2010. The Company currently believes that it will have sufficient cash flow to be able to fund other operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first six months of fiscal 2011 were 30.0 days, as compared to 47.7 days in first six months of fiscal 2010. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by six, and dividing that result by the average days sales for the period (period sales ÷ 181).

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company’s property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%, with a re-affirmation date of February 28, 2012. The line of credit had no outstanding balance at April 30, 2011 and October 31, 2010, and the unused line of credit was $1,000,000 at April 30, 2011. The credit agreement contains covenants that require the Company to provide annual audited financial statements and quarterly internal financial statements to the lender. There are no other covenants or restrictions.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was injured in a workplace accident while an employee of the Company.  The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim.  The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit.  The claim is currently in discovery and the outcome is unknown.

ITEM 4.          SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of the Company was held on April 30, 2011.

(b)
The first item voted on was the election of Directors. Leland E. Boren and Matthew M. Price were elected as Class I Directors of the Company whose terms will expire in three (3) years at the annual meeting of stockholders to be held in 2013. The results of the voting were as follows: 3,775,393 votes for Leland E. Boren and 85,600 withheld, 3,112,828 votes for Matthew M. Price and 662,564 withheld.

(c)
The next item of business was the proposal to ratify the appointment of The GriggsGroup, CPAs, the independent registered public accounting firm of the Company, for the fiscal year ending October 31, 2011. The results of the voting were as follows:

                                        4,439,912Votes for the resolution,
                                             69,801Votes against and
                                               3,786Votes abstained.

A majority of the votes cast at the meeting have voted for the resolution, the resolution was duly passed.

No other matters were voted on at the meeting.

ITEM 5.          OTHER INFORMATION

On February 10, 2011, LaRita R. Boren, Director and the Company’s largest shareholder, suddenly and unexpectedly passed away. Her shares are now controlled by the Estate of LaRita R. Boren.

At a Board of Directors meeting held on April 15, 2011, the Board of Directors named Mr. Lael E. Boren to the Board of Directors of the Company. Most recently Mr. Boren has served as general manager and president of various organizations including Badger Equipment Company and The Pierce Company. Prior to that, Mr. Boren owned an electronics business in Muncie and Marion, Indiana. He attended Ball State University. Mr. Boren is replacing his mother, LaRita R. Boren, on the Board of Directors of the Company.

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

Dated: June 13, 2011

INTERNATIONAL BALER CORPORATION

By:	/s/ D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer