Form 10-Q
period 2011-07-31
INTERNATIONAL BALER CORP
filed 2011-09-12
CIK 781902

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   July 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,183,895 shares of common stock at August 31, 2011.

INTERNATIONAL BALER CORPORATION

TABLE OF CONTENTS

PAGE

PART I.	FINANCIAL INFORMATION		3

	ITEM 1.	FINANCIAL STATEMENTS

	●Condensed Balance Sheets as of July 31, 2011, and October 31, 2010		3

	●Condensed Statements of Operations for the three months and nine months ended July 31, 2011 and 2010		4

	●Condensed Statements of Changes in Stockholders’ Equity for the period from October 31, 2010 to July 31, 2011		5

	●Condensed Statements of Cash Flows for the nine months ended July 31, 2011 and 2010		6

	●Notes to Condensed Financial Statements (Unaudited)		7

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

	ITEM 4.	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION		13

	ITEM 1.	LEGAL PROCEEDINGS	13

	ITEM 5.	OTHER INFORMATION	13

	ITEM 6.	EXHIBITS	14

SIGNATURES			15

CERTIFICATIONS			16

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS
UNAUDITED

	July 31, 2011	October 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$2,235,923	$2,101,204
Accounts receivable, net of allowance for doubtful accounts
of $71,764 in 2011 and 2010	1,142,256	700,484
Inventories	2,394,016	1,281,312
Prepaid expense and other current assets	134,864	72,508
Deferred income taxes	105,685	435,185
Total current assets	6,012,744	4,590,693

Property, plant and equipment, at cost:	2,627,921	2,414,055
Less: accumulated depreciation	1,688,074	1,622,757
Net property, plant and equipment	939,847	791,298

Other assets:
Other assets	1,396	1,396
Due from former Director	6,321	16,319
Deferred income taxes	165,511	165,511
Total other assets	173,228	183,226

TOTAL ASSETS	$7,125,819	$5,565,217

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$591,675	$330,459
Accrued liabilities	335,396	278,776
Current portion of deferred compensation	67,000	67,000
Customer deposits	972,299	279,424
Total current liabilities	1,966,370	955,659

Deferred compensation, net of current portion	30,845	76,213
Total liabilities	1,997,215	1,031,872

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 and 6,179,875
shares issued in 2011 and 2010, respectively	64,299	61,799
Additional paid-in capital	6,419,687	6,347,187
Accumulated deficit	(673,972)	(1,194,231)
	5,810,014	5,214,755

Less: Treasury stock, 1,245,980 shares
in 2011 and 2010, at cost	(681,410)	(681,410)

Total stockholders' equity	5,128,604	4,533,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,125,819	$5,565,217

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2011 and 2010
UNAUDITED

	Three Months		Nine Months

	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
Net Sales:
Equipment	$2,699,995	$1,599,815	$6,551,045	$4,661,541
Parts and Service	405,113	335,857	1,235,781	921,811
Total Net Sales	3,105,108	1,935,672	7,786,826	5,583,352

Cost of Sales	2,377,455	1,526,568	6,037,624	4,467,834

Gross Profit	727,653	409,104	1,749,202	1,115,518

Operating Expense:
Selling Expense	130,995	73,143	357,400	307,128
Administrative Expense	203,938	178,160	548,460	523,663
Total Operating Expense	334,933	251,303	905,860	830,791

Operating Income	392,720	157,801	843,342	284,727

Other Income (Expense):
Interest Income	2,021	2,284	6,417	7,795
Interest Expense	—	—	—	(3,160)
Other Income		—	—	64
Other Expense	—	(25,000)	—	(25,000)
Total Other Income	2,021	(22,716)	6,417	(20,301)

Income Before Income Taxes	394,741	135,085	849,759	264,426

Income Tax Provision	154,000	53,500	329,500	103,150

Net Income	$240,741	$81,585	$520,259	$161,276

Basic Income per share	$0.05	$0.02	$0.10	$0.03
Diluted Income per share	0.05	0.02	0.10	0.03

Weighted average number of shares outstanding - Basic	5,183,895	4,933,895	5,041,038	4,933,895
- Diluted	5,183,895	5,056,776	5,115,867	5,038,264

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2011
UNAUDITED

	Common Stock				Treasury Stock

	NUMBER
	OF SHARES	PAR	ADDITIONAL PAID-IN	ACCUMULATED	NUMBER OF		TOTAL STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	DEFICIT	SHARES	COST	EQUITY

Balance at October 31, 2010	6,179,875	$61,799	$6,347,187	$(1,194,231)	1,245,980	$(681,410)	$4,533,345
Issuance of 250,000
shares of Common Stock	250,000	2,500	72,500	-0-	-0-	-0-	75,000

Net Income	-0-	-0-	-0-	520,259	-0-	-0-	520,259

Balance at July 31, 2011	6,429,875	$64,299	$6,419,687	$(673,972)	1,245,980	$(681,410)	$5,128,604

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
UNAUDITED

	July 31, 2011	July 31, 2010

Cash flow from operating activities:
Net income	$520,259	$161,276
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	65,317	78,260
Provision for doubtful accounts, net of recoveries	—	(7,106)
Deferred income taxes	329,500	103,150
Changes in operating assets and liabilities:
Accounts receivable	(441,772)	(844,705)
Inventories	(1,112,704)	(123,789)
Prepaid expenses and other current assets	(62,356)	(18,284)
Accounts payable	261,216	(33,270)
Accrued liabilities and deferred compensation	11,252	58,109
Customer deposits	692,875	(21,188)
Net cash provided by (used in) operating activities	263,587	(647,547)

Cash flows from investing activities:
Proceeds from notes receivable from former Director	9,998	9,417
Purchase of property and equipment	(213,866)	—
Restricted Cash	—	224,100
Net cash (used in) provided by investing activities	(203,868)	233,517

Cash flows from financing activities:
Issuance of common stock	75,000	—
Net cash provided by financing activities	75,000	—

Net increase (decrease) in cash and cash equivalents	134,719	(414,030)

Cash and cash equivalents at beginning of period	2,101,204	1,609,305

Cash and cash equivalents at end of period	$2,235,923	$1,195,275

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$—	$—
Income taxes	—	—

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Business:

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

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.  Operating results for the nine-month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. The accompanying balance sheet as of October 31, 2010 was derived from the audited financial statements as of October 31, 2010.

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

(d)  Basic and Diluted Income Per Share:

Basic income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding at July 31, 2011 and July 31, 2010 was 74,829 shares and 104,369 shares, respectively.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the nine-month period ended July 31:

	2011	2010
Beginning balance	$49,859	$55,059
Warranty service provided	(112,759)	(55,443)
Warranties issued	98,265	46,615
Changes to pre-existing warranty accruals	19,494	8,828
Ending balance	$54,859	$55,059

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

(h)   Subsequent Events

The Company evaluated all events or transactions that occurred after July 31, 2011 up through the date the Company issued its financial statements.

4.	Related Party Transactions:

The Company has a note receivable from its former president and director totaling $21,159 and $31,157 at July 31, 2011 and October 31, 2010, respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $97,845, payable over the next two years. A portion of the payments will be used to repay the outstanding note receivable discussed above.

Leland E. Boren, a shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 51.0% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company. These baler companies operate independent of each other.

5.	Inventories

Inventories consisted of the following:

	July 31, 2011	October 31, 2010
Raw Materials	$896,498	$694,446
Work in process	1,074,877	377,977
Finished Goods	422,641	208,889
	$2,394,016	$1,281,312

6.	Debt

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company’s property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%, with a re-affirmation date of February 28, 2012.  The line of credit had no outstanding balance at July 31, 2011 and October 31, 2010, and the unused line of credit was $1,000,000 at July 31, 2011. The credit agreement contains covenants that require the Company to provide annual audited financial statements and quarterly internal financial statements to the lender. There are no other covenants or restrictions.

7.	Income Taxes

As of July 31, 2011, the Company’s anticipated annual effective tax rate is 39%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income tax is primarily the result of state income tax expense and permanent deductible differences.

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of July 31, 2011 and at October 31, 2010 is $0. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of July 31, 2011 and October 31, 2010, deferred tax assets were $271,196 and $600,696, respectively. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

8.	Stock-Based Compensation

In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company’s common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As all options were fully vested, there was no impact to net income for the nine months ended July 31, 2011 and 2010 related to stock options. The stock options were exercised in April 2011 and 250,000 shares of common stock were issued.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our unaudited condensed financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company's Annual Report on Form 10-K for the year ended October 31, 2010, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations:  Three Month Comparison

In the third quarter ended July 31, 2011, the Company had net sales of $3,105,108, compared to net sales of $1,935,672 in the third quarter of fiscal 2010, an increase of 60.4%. The increase in revenue is the result of higher shipments in the third quarter of fiscal 2011 reflecting the improved market conditions and higher commodity prices for recycled materials compared to the third quarter 2010.  In the current quarter the company sold thirty-five balers and conveyors with an average price of approximately $75,000 compared to thirty-two balers and conveyors with an average price of $50,000 in the prior year quarter. The market for baling equipment has been moving toward larger, more productive and efficient equipment in recent years. Parts and service sales increased by $69,256 in the current year compared to the prior year.

The Company had pre-tax income of $394,741 in the third quarter compared to pre-tax income of $135,085 in third quarter of fiscal 2010. Gross profit margin in the quarter was 23.4% compared to 21.1% in the third quarter of 2010. The improvement in income and profit margins were the result of the higher shipments of equipment and parts and service. Also, the significant cost reductions implemented in the second half of fiscal 2009 remain in place. Selling and administrative expenses increased by $83,630 in the third quarter of 2011 compared to the prior year second quarter.  The third quarter of 2010 included the recovery of a previously reserved for receivable.

Results of Operations: Nine Month Comparison

The Company had net sales of $7,786,826 in the first nine months of fiscal 2011 compared to net sales of $5,583,352 in the same period of fiscal 2010, an increase of 39.5%. Gross profit was $633,684 higher in the first half of 2011 than in the prior year and gross profit margins improved to 22.5% from 20.0% in 2010.

The Company had pre-tax income of $849,759 in the first nine months of 2011 compared to income of $264,426 in the first nine months of fiscal 2010. Selling and administrative expenses were $75,099 higher in the first nine months of fiscal 2011 than in the prior year.

The sales order backlog was $4,700,000 at July 31, 2011 and $1,495,000 at July 31, 2010.

Financial Condition and Liquidity:

Net working capital at July 31, 2011 was $4,046,374, as compared to $3,635,034 at October 31, 2010. The Company currently believes that it will have sufficient cash flow to be able to fund other operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first nine months of fiscal 2011 were 26.6 days, as compared to 52.2 days in the first nine months of fiscal 2010. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by nine, and dividing that result by the average days sales for the period (period sales ÷ 273).

In fiscal 2011 the company has made additions to plant and equipment of $213,866 and is committed to an additional $106,088 in the fourth quarter.  Included in these capitol expenditures are a hydraulic press break, a ten-ton bridge crane, a two-ton bridge crane and a large fork lift truck.

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company’s property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%, with a re-affirmation date of February 28, 2012. The line of credit had no outstanding balance at July 31, 2011 and October 31, 2010, and the unused line of credit was $1,000,000 at July 31, 2011. The credit agreement contains covenants that require the Company to provide annual audited financial statements and quarterly internal financial statements to the lender. There are no other covenants or restrictions.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: September 12, 2011

INTERNATIONAL BALER CORPORATION

By:	/s/ D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer