Form 10-K
period 2011-10-31
INTERNATIONAL BALER CORP
filed 2012-01-30
CIK 781902

United States
Securities and Exchange Commission
Washington, D.C. 20549

Report on Form 10-K

(Mark one)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2011 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission File No. 0-14443

INTERNATIONAL BALER CORPORATION
(Name of registrant as specified in its charter)

Delaware	13-2842053
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5400 Rio Grande Avenue, Jacksonville, Florida	32254
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (904) 358-3812

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒
(Do not check if a Smaller Reporting Company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (April 30, 2011 closing price $0.79):  $1,698,453

State the number of shares outstanding of the registrant's $.01 par value common stock as of the close of business on the latest practicable date (January 15, 2012):  5,183,895

Documents incorporated by reference:   None.

Table of Contents

PART I

ITEM 1.	BUSINESS

International Baler Corp. was incorporated on September 10, 1975, in the State of Delaware under the name B.W. Energy Systems, Inc. Its name was changed to Waste Technology Corp. in August 1983. In March 2009, Waste Technology Corporation’s wholly-owned subsidiary, International Baler Corporation (IBC), was merged into Waste Technology Corporation and the Company changed its name to International Baler Corporation. International Baler Corporation maintains its executive offices and manufacturing facilities at 5400 Rio Grande Avenue, Jacksonville, Florida 32254. The Company’s telephone number is (904) 358-3812. The Company's fiscal year end is October 31.

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

General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $500,000. General purpose baler sales constituted approximately 70% and 65% of net sales for the fiscal years ended October 31, 2011 and 2010, respectively.

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

Specialty balers range in price from approximately $4,000 to $400,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately  15% and 18% of net sales for the fiscal years ended October 31, 2011 and 2010, respectively.

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

Most of the sales of IBC are made by its sales force of three (3) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately 50% of net sales are made through manufacturer's representatives and dealers. Sales made through the Company’s dealers are generally discounted and sales are recorded net of the discount amount. Occasionally sales are made with a commission payment, selling expense, through a representative who is not a dealer.

The Company's general purpose balers are sold throughout the United States to such end users as waste producing retailers, manufacturing and fabricating plants, bulk material producers, and solid waste recycling facilities. Specialty balers are sold worldwide, including Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. During fiscal 2011, foreign sales amounted to $1,858,000 or approximately 17% of the Company’s sales. In fiscal 2010, foreign sales amounted to $709,000, approximately 9% of the Company’s net sales.

During fiscal 2011 and fiscal 2010, IBC had sales to more than 600 customers. In fiscal 2011, two customers accounted for 13.5% and 12.2% of total net sales, respectively, while in 2010, no customers accounted for 10% or more of net sales.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2011 were $6,587,000 and at October 31, 2010 were $1,118,000. The Company generally delivers its orders within four (4) months of the date booked.

Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 16% and 17% of the Company’s consolidated net sales for fiscal 2011 and 2010, respectively.

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

Employees

As of October 31, 2011, the Company employed 56 persons as follows: 4 in management and supervision: 7 in sales and service; 40 in manufacturing; and, 5 in administration.

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

The Company is an electronic filer. The Commission maintains a web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission, including all of the Company’s filings with the Commission. The address of such site is (http://www.sec.gov).

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

IBC is the owner of the buildings and property located at 5400 Rio Grande Avenue, Jacksonville, Florida. The building contains approximately 62,000 square feet and is situated on eight (8) acres. IBC manufactures all of the Company's products at this location. The property has no mortgage. However, the Company’s primary lender, First Guaranty Bank & Trust Company, has a security interest in the property as part of the collateral for the line of credit which it provides to the Company. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	LEGAL PROCEEDINGS

To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company which would have a result materially adverse to the Company. To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficially owned interest of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol IBAL.OB. As of October 31, 2011, the number of shareholders of record of the Company's Common Stock was approximately 500, and management believes that there are approximately 900 beneficial owners of the Company’s common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2011 and 2010, are set forth below.

Fiscal Year Ended
October 31, 2011	High	Low

First Quarter	$0.80	$0.54
Second Quarter	1.00	0.33
Third Quarter	1.29	0.77
Fourth Quarter	1.94	1.00

Fiscal Year Ended
October 31, 2010	High	Low

First Quarter	$0.52	$0.32
Second Quarter	0.65	0.45
Third Quarter	0.64	0.52
Fourth Quarter	0.70	0.45

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

Recent Sales of Unregistered Securities

During the past two years ended October 31, 2011, the Company has not sold any unregistered securities.

Purchases of Equity Securities

During the fiscal year ended October 31, 2011, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

Securities authorized for issuance under equity compensation plans.

None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

For the fiscal year ending October 31, 2011, net sales were $11,049,514 compared to $7,646,901 in fiscal 2010, an increase of 44.5%. The increase in net sales was the result of higher equipment shipments in fiscal 2011 reflecting the improved market conditions and higher commodity prices for recycled materials compared to the prior year. Also, the Company expanded its dealer network by adding several new dealers and improving coverage of market areas in the United States.

The Company had pre-tax income of $1,117,163 in fiscal 2011, compared to pre-tax income of $412,848 in fiscal 2010. The higher income was the result of the higher shipments in the current fiscal year. Gross profit margins improved to 22.3% in fiscal 2011 from 20.5% in fiscal 2010. Gross profit was $896,721 more than the prior year due to higher sales, manufacturing cost reductions, and higher absorption of manufacturing overhead.

Selling and administrative expenses increased by $217,641, an increase of 19.2% in the current fiscal year. This increase was primarily the result of higher salary costs and the reinstatement of director’s fees in 2011.

Liquidity and Capital Resources

The Company’s working capital at October 31, 2011 was $4,242,972 as compared to $3,635,034 at October 31, 2010. The increase in net working capital was primarily due to the operating results in 2011 and the improved economic conditions.

Average days sales outstanding (DSO) in fiscal 2011 were 30.0 days as compared to 54.5 days in fiscal 2010. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by twelve, and dividing that result by the average day’s sales for the period (period sales ÷ 365).

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust of Jacksonville. The line of credit allows the Company to borrow against the Company’s assets. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%, expiring on February 28, 2012. The Company intends to renew its line of credit, however, a positive outcome cannot be assured. The line of credit had no outstanding balance at October 31, 2011 and 2010. The unused line of credit was $1,000,000 at October 31, 2011.

At the current time, our line of credit continues to be available and we have not had any issues obtaining additional funds from the lender. In the event that the Company’s line of credit would not be available, we would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

In fiscal 2011 the Company made additions of $346,949 to its buildings and manufacturing equipment, compared to additions of $8,470 in fiscal 2010. There are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

The Company is unaware of any events or uncertainties which are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity or the net sales, or net income. The Company has no known or anticipated significant elements of income or loss that do not arise from the Company’s operations.

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

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses on trade receivables resulting from the inability to collect outstanding accounts due from its customers. The allowances  include specific amounts for disputed, troubled and aged accounts using current knowledge of particular items and general allowances based on historical collection experience, current economic trends, credit worthiness of customers and changes in customer payment terms. Management believes the estimates used in determining the allowance for doubtful accounts are critical accounting estimates because changes in credit worthiness and economic conditions, including bankruptcies, could have a material impact on operating results.

The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory Allowance

The Company maintains an allowance for excess or slow moving inventory. Company personnel review the potential usage of inventory components on a regular basis and all inventory is reviewed annually. The allowance is estimated based on factors such as historical trends, current market conditions and management’s assessment of when the inventory would likely be sold and the quantities and prices at which the inventory would likely be sold in the normal course of business. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin and net income. Obsolete or damaged inventory is disposed of or written down to net realizable value on a quarterly basis.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the deferred tax assets at October 31, 2011 and 2010 as management believes it will fully utilize them. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. There were no accruals for uncertain tax positions at October 31, 2011 or 2010.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified beginning November 1, 2010 for the Company. Adopting this guidance did not have a material impact on the Company’s results of operations and financial position.

This Management’s Discussion and Analysis contains forward-looking statements within the meaning of Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data commence on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG LLP (KPMG) was previously the independent registered public accounting firm for International Baler Corporation (the Company).  On February 4, 2011, that firm was dismissed and The GriggsGroup, CPAs (Griggs) was engaged as the independent registered public accounting firm.  The decision to change accountants was approved by the Board of Directors. During the fiscal years ended October 31, 2010 and 2009, KPMG’s audit reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended October 31, 2010 and 2009 and the subsequent period through February 4, 2011, (i) there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference in connection with KPMG’s report to the subject matter of the disagreement; and (ii) there were no reportable events as the term is described in Item 304 (a) (1) (v) of Regulation S-K, except that, KPMG advised the Company of the following material weakness:  For the period ending October 31, 2010, a control deficiency regarding the review and verification of period-end inventory balances constituted a material weakness in the Company’s internal control over financial reporting.  The material weakness resulted in an adjustment to the year-end physical inventory values.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

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

Remediation of Previously Identified Material Weakness

During the process of preparing the Form 10-K for the year-ended October 31, 2010, KPMG LLP discovered a material weakness in internal control over financial reporting regarding the review and verification of period-end inventory balances resulting in an adjustment to the year-end physical inventory values.

During the year ended October 31, 2011, to address this material weakness in internal control over financial reporting concerning accounting for period-end inventory balances management implemented procedures to remediate this material weakness. These remediation activities primarily include a review process to compare all steel prices in the inventory costing reports with known steel prices.  All differences over 5% are reconciled with purchase documents. As of October 31, 2011, management has determined that the remediation measures undertaken to establish an effectively designed and operating process of internal control over financial reporting enables management to conclude that the material weakness identified during the audit of the Company’s financial statements as of October 31, 2010 has been remediated.

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

(b)           Changes in Internal Control over Financial Reporting

During the year ended October 31, 2011, there have not been any changes in the Company’s internal controls, other than the material weakness described above, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The current executive officers and directors of the Company are as follows:

NAME	Age	Positions Held	Date of Initial Election or Designation

Roger Griffin	50	Director	4/21/08
5400 Rio Grande Ave.		President &
Jacksonville, FL 32254		Chief Executive Officer

Lael E. Boren	43	Director	04/15/11
9520 S. 950 E
Upland, IN 46989

Leland E. Boren	88	Director	3/09/05
9628 E. 900 S.
Upland, IN 46989

Ronald L. McDaniel	72	Director	5/16/06
2700 West 36th Place		Chairman of the Board
Chicago, IL 60632

William E. Nielsen	64	Director	11/20/97
5400 Rio Grande Ave.		Chief Financial Officer	6/14/94
Jacksonville, FL 32254

Matthew M. Price	44	Director	5/11/07
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

John J. Martorana	61	Director	1/5/09
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

During fiscal 2011 the Board of Directors met three times.

There are no family relationships between executive officers or directors of the Company except that Lael E. Boren is the son of Leland E. Boren.

Except as noted above, there is no understanding or arrangement between any director or any other persons pursuant to which such individual was or is to be selected as a director or nominee of the Company.

Background of Executive Officers and Directors

The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

Roger Griffin joined the Company in February 2008 as President and Chief Executive Officer. Previously, Mr. Griffin was Vice President of Operations at Schaefer Interstate Railing in Salisbury, NC. Prior to that Mr. Griffin spent several years with Metaldyne which acquired the Whitsett, NC plant of Dana Corporation and before that he spent eleven years in management with Dana Corporation at their Whitsett, NC and Jonesboro, AR facilities. Mr. Griffin received a BS in Business Administration from American Intercontinental University in 2009.

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

John J. Martorana has been a consultant to several divisions of Wastequip, Inc. since 2007. Mr. Martorana was the President of Wastequip of Florida from 1994 to 2007 after joining that company in 1991 as Vice President. From 1984 to 1991 he was responsible for sales and steel purchasing for Industrial Refuse Sales Inc., a family owned business which was sold to Wastequip, Inc. prior to joining Industrial Refuse Sales Mr. Martorana worked in the steel industry. He received a BS Degree in Education from Butler University in 1972.

Lael E. Boren has served as general manager and president of various organizations including Badger Equipment Company and The Pierce Company. Prior to that, Mr. Boren owned an electronics business in Muncie and Marion, Indiana.  He attended Ball State University.  Mr. Boren is the son of Leland F. Boren, also a director of the company.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

In fiscal 2011, none of the Company’s officers, directors, and beneficial owners of more than ten percent of the company’s common stock were delinquent in filing of any of their Form 3, 4, and 5 reports.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Standards of Business Conduct. The Standards of Business Conduct are available on the Company’s website at http://www.intl-baler.com.  The Company intends to disclose any Amendments to its Code of Ethics and any waiver from a provision of the Code of Ethics granted to the Company’s Chief Executive Officer, Chief Financial Officer, or other persons performing similar functions, on the Company’s website within five business days following such amendment or waiver. Stockholders may request a free copy of the Standards of Business Conduct from:

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

Ronald McDaniel, Matthew Price and Lael Boren are members of Board’s Audit Committee. Mr. McDaniel serves as the audit committee’s “financial expert” as that term is defined by applicable Securities and Exchange Commission (“SEC”) regulations. Mr. McDaniel’s qualifications for this position are based upon his educational background and work experience as set forth above. The Company’s Audit Committee Charter is posted on the Company’s website.

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

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2011 and 2010:

SUMMARY COMPENSATION TABLE

Annual Compensation                                                                    Long Term Awards
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	NUMBER OF OPTIONS	ALL OTHER COMPENSATION	TOTAL COMPENSATION
Roger Griffin President & CEO William E. Nielsen Chief Financial Officer David B. Wilhelmy Vice President Sales and Marketing	2011 2010 2011 2010 2011 2010	121,005 110,510 124,720 113,900 94,935 112,195	100,000 -0- 20,000 -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	221,005 110,510 144,720 113,900 94,935 112,195

Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested (#) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
None

None of the Company’s other Executive Officers earned compensation in fiscal 2011 and 2010 in excess of $100,000 for services rendered to the Company in any capacity.

Option Grants and Exercises in Last Fiscal Year

No options were granted during fiscal 2011 to the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for fiscal 2011. William E. Nielsen, the company’s Chief Financial Officer, exercised a stock option for 250,000 shares of common stock.

Compensation of Directors

The Board of Directors of the Company has resolved to compensate non-employee directors $1,000 per month, together with direct out-of-pocket expenses incurred to attend meetings. In April 2009, the Board of Directors voted to suspend these director payments until economic conditions improve. In April 2011 the Board of Directors voted to reinstate the director’s payments.

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

Director Compensation for Fiscal 2011
					Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
Ronald L. McDaniel	5,000	-0-	-0-	-0-	-0-	-0-	5,000
Matthew M. Price	5,000	-0-	-0-	-0-	-0-	-0-	5,000
Lael E. Boren	5,000	-0-	-0-	-0-	-0-	-0-	5,000
Leland Boren	5,000	-0-	-0-	-0-	-0-	-0-	5,000
John J. Martorana	5,000	-0-	-0-	-0-	-0-	-0-	5,000

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

Compensation Committee Report

The Compensation Committee reviews with management the Compensation Discussion & Analysis section of the Company’s 2011 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for 2011 and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

The Compensation Committee
Ronald L. McDaniel
John J. Martorana
Lael E. Boren

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2011 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2011 with these computations based on 5,183,895 shares of common stock being outstanding at that time.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE HELD	AMOUNT OF BENEFICIAL OWNERSHIP1	APPROXIMATE PERCENT OF CLASS

Roger Griffin	President & CEO	None	-0-
5400 Rio Grande Ave.
Jacksonville, FL 32254

Estate of:
LaRita R. Boren	Director	2,423,853	46.8%
9628 E. 900 S.
Upland, IN 46989

Leland E. Boren	Director	220,768	4.3%
9628 E. 900 S.
Upland, IN 46989

John Martorana	Director	19,995	0.4%
5148 Hanover Lane
Lakeland, FL 33817

Ronald L. McDaniel	Director	None	-0-
Western-Cullen-Hayes, Inc.
2700 W. 36th Place
Chicago, IL 60632

William E. Nielsen	Director	250,000	4.8%
5400 Rio Grande Avenue	Chief Financial
Jacksonville, FL 32254	Officer

Matthew M. Price	Director	None	-0-
Bingham McHale LLP
10 West Market Street
Indianapolis, IN 46204

Alexander C. Toppan	Stockholder	569,7312	11.0%
40 Spectacle Ridge Road
South Kent, CT 06785

Lael E. Boren	Director	None	-0-
9520 S. 950 E
Upland, IN 46989

International Baler Corporation	Stockholder	119,3393	2.9%
Profit Sharing Trust
5400 Rio Grande Avenue
Jacksonville, FL 32254

All Officers and Directors	3,033,9554	58.5%
as a Group (4 persons)
________________
1	Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.
2	Shares are held in joint tenancy with his wife, Mary Anne T. Toppan.
3	Employees’ Profit Sharing Trust of which William Nielsen is Trustee.
4	Consists of 2,914,616 shares held directly and 119,339 shares held by International Baler Corporation Employee Profit Sharing Trust.

Changes In Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Leland E. Boren, shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis).  Mr. Boren owns 51.0% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. These baler companies operate completely independent of each other. The Company had no equipment sales to The American Baler Company in the fiscal year ending October 31, 2011 and 2010. International Baler Corporation purchased no equipment or services from American Baler in either fiscal year.

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

However, Rule 4350(c) (5) provides an exemption from the requirement that a majority of the Company’s Directors be independent if the Company is considered a “controlled company”. A controlled company is defined as a company of which more than 50% of the voting power is held by an individual, a group, the Company’s independent registered public accounting firm, or another company. As Leland E. Boren, director, owns more than 50% of the Company’s common stock, the Company is considered a “controlled company” under the applicable rules of The Nasdaq Stock Market and as such is exempt from certain of the corporate governance rules of The Nasdaq Stock Market, such as the requirement that the board of directors consist of a majority of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by The GriggsGroup CPAs and the predecessor auditor for the audit of the Company’s annual financial statements for the years ended October 31, 2011 and 2010:

Fee Category	2011	2010
Audit Fees	$51,500	$78,100
Audit-Related Fees	0	0
Tax Fees	$8,500	11,000
All Other Fees	0	0
Total Fees	$60,000	$89,100

Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s consolidated financial statements, the quarterly reviews of the Company’s quarterly reports on Form 10-Q and the reviews of and other services related to registration statements and other offering memoranda.

Audit-related fees are for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees include (i) tax compliance, (ii) tax advice, (iii) tax planning and (iv) tax reporting.

All Other Fees includes fees for all other services provided by the principal accountants not covered in the other categories.

All of the 2011 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by The GriggsGroup CPAs is compatible with maintaining The  GriggsGroup’s CPAs independence and has concluded that it is.

PART IV

ITEM 15.	EXHIBITS

The Following Documents are filed as Part of this Report

1.	Financial Statements:

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

2.	Exhibits

The following exhibits are filed with, or incorporated by reference into this report.

Exhibit Number	Description
2.1

Agreement of Merger between International Baler Corporation and IBC Merger Corporation dated June 24, 1997 (Incorporated by reference to Exhibit 10.39 to Company’s Current Report on Form 8-K, Date of Report June 27, 1997[“Report on Form 8-K June 27, 1997”]).

2.2	Certificate of Merger of International Baler Corporation into IBC Merger Corporation (Incorporated by reference to Exhibit 10.39.1 to Report on Form 8-K June 27, 1997).
2.3	Certificate of Merger merging Consolidated Baling Machine Company, Inc. and Florida Waste Systems, Inc. Into International Baler Corporation filed July 30, 2004.
3.1

Articles of Incorporation and by-laws of Waste Technology Corp. and amendments (Incorporated by reference to the Company’s Registration Statement on Form S-18 filed in April, 1985, Registration No. 2-97045[the @Statement on Form S-18"])

3.2

Certificate of Incorporation of International Baler Corporation f/k/a National Compactor & Technology Systems, Inc. and all amendments thereto (Incorporated by reference to Exhibit 3.3 to Form 8 Amendment No.1 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1989[AAmendment No. 1 to 1989 Form 10-K@]).

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
3.7

Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 4, 1991(Incorporated by reference to Exhibit 3.1.1 to Company’s Annual Report on Form 10-K for the year ended October 31, 1991[the A1991 Form 10-K@]

3.8	Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 21 1991(Incorporated by reference to Exhibit 3.1.2 to Company’s 1991 Form 10-K).
3.9	Revised and restated by-laws of Waste Technology Corp. (Incorporated by reference to Exhibit 3.2 to Company’s 1991 Form 10-K).
3.10	Amendment to revised and restated by-laws of Waste Technology Corp. (Incorporated by reference to Exhibit 3.2.1 to Company’s 1991 Form 10-K).
3.11	Certificate of Incorporation of Waste Tech Real Estate Corp. (Incorporated by reference to Exhibit 3.7 to Company’s Annual Report on Form 10-K for year ended October 31, 1990).
4.1	1995 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended October 31, 1995).
10.1	Agreement between the Company and International Baler Corp. dated September 8, 1986, relating to acquisition of assets and stock (Incorporated by reference to Exhibit 10.1 to Statement on Form S-18).
10.2

Agreement dated February 3, 1987, between the Company and N. J. Cavagnaro & Sons and Machine Corp., Nicholas J. Cavagnaro Jr., George L. Cavagnaro, and Pauline L. Cavagnaro together with the exhibits annexed thereto for the acquisition of N. J. Cavagnaro & Sons Machine Corp. (Incorporated by reference to Exhibit 10.2 to Company’s Annual Report on Form 10-K for the year ended October 31, 1987 [the A1987 Form 10-K@]).

10.3	Waste Technology Corp. Profit Sharing Plan including Agreement of Trust (Incorporated by reference to Exhibit 10.7 to Report on Form 8-K June 1, 1989).
10.4	Form of Deferred Compensation Agreement for Ted C. Flood (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10K for the year ended October 31, 1991).
10.5

Agreement between International Baler Corporation and Ted C. Flood dated as December 29, 1995 (Incorporated by reference to Exhibit 10.38 to the Company’s Annual report on Form 10-KSB for the year ended October 31, 1996 [the A1996 Form 10-KSB@]).

10.6	Promissory Note made by Ted C. Flood to the order of International Baler Corporation dated December 29, 1995 (Incorporated by reference to Exhibit 10.38.1 to the 1996 Form 10-KSB).
10.7	Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated April 5, 1996 (Incorporated by reference to Exhibit 10.38.2 to the 1996 Form 10-KSB).
10.8	Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated October 5, 1996(Incorporated by reference to Exhibit 10.38.3 to the 1996 Form 10-KSB).

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2003).
23.1*	Consent of Independent Registered Public Accounting Firm.
31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Exhibit filed with this Report.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BALER CORPORATION
(Registrant)

Dated: January 27, 2012	By:	/s/ D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. McDaniel	Director	January 27, 2012
Ronald L. McDaniel	Chairman of the Board

/s/D. Roger Griffin	Director	January 27, 2012
D. Roger Griffin	President and Chief
Executive Officer

/s/ Lael E. Boren	Director	January 27, 2012
Lael E. Boren

/s/ Leland E. Boren	Director	January 27, 2012
Leland E. Boren

/s/ William E. Nielsen	Director	January 27, 2012
William E. Nielsen	Chief Financial Officer

/s/ Matthew M. Price	Director	January 27, 2012
Matthew M. Price

/s/ John J. Martorana	Director	January 27, 2012
John J. Martorana

INTERNATIONAL BALER CORPORATION

FINANCIAL STATEMENTS

OCTOBER 31, 2011 AND 2010

(With Reports of Independent Registered Public Accounting Firms Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
International Baler Corporation

We have audited the accompanying balance sheet of International Baler Corporation as of October 31, 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Baler Corporation as of October 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ The GriggsGroup CPAs

Ponte Vedra Beach, Florida
January 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
International Baler Corporation:

We have audited the accompanying balance sheet of International Baler Corporation (the Company) as of October 31, 2010 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Baler Corporation as of October 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

January 26, 2011
Jacksonville, Florida
Certified Public Accountants

INTERNATIONAL BALER CORPORATION
 BALANCE SHEETS
OCTOBER 31, 2011 AND 2010

	October 31, 2011	October 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$2,875,149	$2,101,204
Accounts receivable, net of allowance for doubtful accounts
of $50,764 and $71,764 in 2011 and 2010 respectively	1,038,979	700,484
Inventories	2,583,100	1,281,312
Prepaid expense and other current assets	87,894	72,508
Deferred income taxes	180,313	435,185
Total current assets	6,765,435	4,590,693

Property, plant and equipment, at cost:	2,761,004	2,414,055
Less: accumulated depreciation	1,711,704	1,622,757
Net property, plant and equipment	1,049,300	791,298

Other assets:
Other assets	1,396	1,396
Due from former Director	2,988	16,319
Deferred income taxes	11,074	165,511
Total other assets	15,458	183,226

TOTAL ASSETS	$7,830,193	$5,565,217

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$630,556	$330,459
Accrued liabilities	525,655	278,776
Current portion of deferred compensation	67,000	67,000
Customer deposits	1,299,252	279,424
Total current liabilities	2,522,463	955,659

Deferred compensation, net of current portion	15,722	76,213
Total liabilities	2,538,185	1,031,872

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 and 6,179,875
shares issued in 2011 and 2010, respectively	64,299	61,799
Additional paid-in capital	6,419,687	6,347,187
Accumulated deficit	(510,568)	(1,194,231)
	5,973,418	5,214,755

Less: Treasury stock, 1,245,980 shares
in 2011 and 2010, at cost	(681,410)	(681,410)

Total stockholders' equity	5,292,008	4,533,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,830,193	$5,565,217

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011	2010

Net Sales:
Equipment	$9,318,844	$6,385,605
Parts and Service	1,730,670	1,261,296
Total Net Sales	11,049,514	7,646,901

Cost of Sales	8,587,872	6,081,980

Gross Profit	2,461,642	1,564,921

Operating Expense:
Selling Expense	524,141	446,922
Administrative Expense	828,635	688,213
Total Operating Expense	1,352,776	1,135,135

Operating Income	1,108,866	429,786

Other Income (Expense):
Interest Income	8,297	11,159
Interest Expense	—	(3,160)
Other Income (Expense)	—	(24,937)
Total Other Income (Expense)	8,297	(16,938)

Income Before Income Taxes	1,117,163	412,848

Income Tax Provision	433,500	158,550

Net Income	$683,663	$254,298

Basic Income per share	$0.13	$0.05
Diluted Income per share	0.13	0.05

Weighted average number of shares outstanding - Basic	5,077,045	4,933,895
- Diluted	5,133,014	5,042,386

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED OCTOBER 31, 2011 AND 2010

	Common Stock				Treasury Stock

	NUMBER		ADDITIONAL		NUMBER		TOTAL
	OF SHARES	PAR	PAID-IN	ACCUMULATED	OF		STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	DEFICIT	SHARES	COST	EQUITY

Balance at November 1, 2009	6,179,875	$61,799	$6,347,187	$(1,448,529)	1,245,980	$(681,410)	$4,279,047

Net Income	-0-	-0-	-0-	254,298	-0-	-0-	254,298

Balance at October 31, 2010	6,179,875	$61,799	$6,347,187	$(1,194,231)	1,245,980	$(681,410)	$4,533,345
Common stock issued in connection with exercise of stock options	250,000	2,500	72,500	0	0	0	75,000

Net Income	-0-	-0-	-0-	683,663	-0-	-0-	683,663

Balance at October 31, 2011	6,429,875	$64,299	$6,419,687	$(510,568)	1,245,980	$(681,410)	$5,292,008

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011	2010

Cash flow from operating activities:
Net income	$683,663	$254,298
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	88,947	90,765
Provision for doubtful accounts, net of recoveries	(21,000)	(17,106)
Deferred income taxes	409,309	158,550
Changes in operating assets and liabilities:
Accounts receivable	(317,495)	(63,995)
Inventories	(1,301,788)	(135,314)
Prepaid expenses and other assets	(15,386)	8,848
Accounts payable	300,097	95,781
Accrued liabilities, payroll, commissions and deferred compensation
Customer deposits	1,019,828	(56,016)
Net cash provided by operating activities	1,032,563	266,367

Cash flows from investing activities:
Proceeds from notes receivable from former Director	13,331	12,556
Purchase of property and equipment	(346,949)	(8,470)
Net cash (used in) provided by investing activities	(333,618)	4,086

Cash flows from financing activities:
Net payments on the revolving promissory note	—	(2,654)
Release of restricted cash	—	224,100
Issuance of Common Stock	75,000	—
Net cash provided by financing activities	75,000	221,446

Net increase in cash and cash equivalents	773,945	491,899

Cash and cash equivalents at beginning of year	2,101,204	1,609,305

Cash and cash equivalents at end of year	$2,875,149	$2,101,204

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$—	$—
Income taxes	—	—

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2011 and 2010

(1)           Nature of Business

International Baler Corporation (the Company) is a manufacturer of baling equipment which utilizes technical, hydraulic and electrical mechanisms to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling.  Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste.  More sophisticated applications include baling of textile materials, fibers and synthetic rubber. The Company offers a wide variety of balers, standard models as well as custom models to meet specific customer requirements.

The Company’s customers include recycling facilities, paper mills, textile mills, and the companies which generate the materials for baling and recycling.  The Company sells its products worldwide with 10% to 35% of its annual net sales outside the United States.

(2)           Summary of Significant Accounting Policies

(a)      Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, valuation of deferred tax assets, valuation of inventory, and estimates for warranty claims. Actual results could differ from those estimates.

(b)      Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, bank demand accounts and money market accounts having original maturities of less than three months.

(c)      Accounts Receivable and Allowance for Doubtful Accounts

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

(d)      Inventories

Inventories are stated at the lower of cost or market. Cost is determined by a method that approximates the first-in, first-out method. Work in process and finished goods are valued based on underlying costs to manufacture balers which include direct materials, direct and indirect labor, and overhead. Company personnel review the potential usage of inventory and inventory components on a regular basis.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2011 and 2010

(e)      Property, Plant, and Equipment

Property, plant and equipment are stated at cost net of accumulated depreciation. The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed primarily using the straight-line method over the estimated lives of 5-20 years for machinery and equipment and 31-40 years for buildings.

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

(g)      Revenue Recognition

The Company recognizes revenue when finished products and/or parts are shipped and the customer takes ownership and assumes the risk of loss. Revenue from installation services is recognized on completion of the service. The Company recognizes revenue from repair services in the period in which the service is provided.

(h)      Warranties and Service

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

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2011 and 2010

Following is a tabular reconciliation of the changes in the warranty accrual:

	2011	2010
Beginning balance	$49,859	$55,059
Warranty services provided	(161,455)	(85,254)
New product warranties	139,782	95,784
Changes to preexisting warranty accruals	26,673	(15,730)
Ending balance	$54,859	$49,859

(i)      Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. The dilutive impact of options outstanding was 55,969 shares and 108,491 shares for the years ended October 31, 2011 and 2010.

(j)      Stock-Based Compensation

The Company recognizes all stock-based compensation as an expense in the financial statements measured at the fair value of the award. In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company’s common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The Company has no remaining authorized shares available for grant under existing stock option plans. As of October 31, 2011, the Company has no options outstanding to grant under previously authorized plans and no options were issued during the years ended October 31, 2011 or 2010. As all options were fully vested, there was no impact on net income for the years ended October 31, 2011 and 2010. The stock options issued in 2002 were exercised in April, 2011 and 250,000 shares of common stock were issued.

There were no stock options exercised during the year ended October 31, 2010.

(k)      Business Reporting Segments

The Company operates in one segment based on the information monitored by the Company’s operating decision makers to manage the business.

(l)      Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities. The carrying amount of deferred compensation approximates fair value, based on current rates available to the Company for loans with similar maturities.

(m)     Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance was effective for revenue arrangements that were entered into or were materially modified beginning November 1, 2010 for the Company. Adopting this guidance did not have a material impact on the Company’s results of operations and financial position.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2011 and 2010

 (3)          Related Party Transactions

The Company has a note receivable from the former president and director totaling $17,826 and $31,157 at October 31, 2011 and 2010, respectively. Interest accrues at the rate of 6% per annum.

The Company has a deferred compensation agreement with the former president and director of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $82,722, payable over the next two years. A portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

The statements of operations includes interest income on a previous officer and director note receivable of $1,507 and $2,281 for the years ended October 31, 2011 and 2010, respectively.

Leland E. Boren, a shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Borens owns 51.0% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to American Baler Corporation in the years ending October 31, 2011 and 2010. International Baler purchased no equipment or services from American Baler.

(4)           Inventories

Inventories consisted of the following:	2011	2010
Raw Materials	$1,009,648	$694,446
Work in Process	1,429,606	377,977
Finished Products	143,846	208,889
	$2,583,100	$1,281,312

(5)           Property, Plant, and Equipment

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

	2011	2010
Land	$82,304	$82,304
Building and Improvements	1,026,903	982,096
Machinery and Equipment	1,596,931	1,294,789
Vehicles	54,866	54,866
	2,761,004	2,414,055
Less accumulated depreciation	1,711,704	1,622,757
	$1,049,300	$791,298

Depreciation expense was $88,947 and $88,105 during the years ended October 31, 2011 and 2010, respectively.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2011 and 2010

(6)           Debt

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. The line of credit allows the Company to borrow against the Company’s property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%, with a re-affirmation date of February 28, 2012. The line of credit had no outstanding balance at October 31, 2011 and 2010, and the unused line of credit was $1,000,000 at October 31, 2011. The credit agreement contains covenants that require the Company to provide annual audited financial statements and quarterly internal financial statements to the lender. There are no other covenants or restrictions.

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

(8)           Income Taxes

Income tax benefit attributable to income from continuing operations consists of:

	2011	2010
Current income tax provision:
Federal	$21,076	$—
State	3,115	—
	24,191	—
Deferred income tax provision:
Federal	349,485	143,564
State	59,824	14,986
	409,309	158,550
Income tax provision	$433,500	$158,550

The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income taxes are as follows:

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2011 and 2010

	2011	2010
Expected federal income tax expense at
Statutory rate	$379,835	$140,368
State income tax expense, net federal
income tax effect	41,000	14,986
Other – meals and entertainment	4,753	3,187
Other	7,912	14

Income tax provision	$433,500	$158,550

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. As of October 31, 2011 and 2010, the net deferred tax assets were $191,387 and $600,696, respectively. The Company determined it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets of October 31, 2011 and 2010 and no valuation allowance is deemed necessary. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

The significant components of the net deferred income taxes at October 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets
Inventory Reserve	$76,765	$88,431
Other Reserves and allowances	117,165	149,253
Section 263A	84,634	13,520
Alternative minimum tax credit carryforwards	37,685	37,685
Net operating loss carryforwards	—	326,446

Total deferred tax assets	316,249	615,335

Deferred tax liabilities
Property, plant, and equipment	(124,862)	(14,639)
Total gross deferred tax liabilities	(124,862)	(14,639)

Net deferred income taxes	$191,387	$600,696

Net federal operating loss carryforwards for income tax purposes were used in their entirety in fiscal 2011. The Company has an alternative minimum tax credit carryforward of $37,685.

For the years ended October 31, 2011 and 2010, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended October 31, 2005 through October 31, 2011, the tax years which remain subject to examination by tax jurisdictions as of October 31, 2011.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2011 and 2010

(9)           Employees’ Benefit Plan

The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan during the years ending October 31, 2011 or 2010.

(10)        Business and Credit Concentrations

Export sales were approximately 17% and 9% for the years ended October 31, 2011 and 2010, respectively. The principal international markets served by the Company, include Canada, China, Mexico, United Kingdom, India, Korea, Japan, Russia, and Brazil. In 2011, two customers accounted for 13.5% and 12.2% of net sales, respectively, while in 2010, no customers accounted for 10% or more of net sales. Three customers accounted for 31.0%, 15.5% and 11.1% respectively, of the company’s accounts receivable at October 31, 2011 and two customers accounted for 33.1% and 14.5%, respectively, of the company accounts receivable at October 31, 2010.