Form 10-Q
period 2012-01-31
INTERNATIONAL BALER CORP
filed 2012-03-13
CIK 781902

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2012

Commission File No. 0-14443

INTERNATIONAL BALER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2842053
State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization

5400 Rio Grande Avenue, Jacksonville, FL 32254

(Address of principal executive offices)

(904-358-3812)

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No___

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer_____ Non-accelerated filer _____ (Do not check if a smaller reporting company)	Accelerated filer____ Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock February 29, 2012

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	January 31, 2012	October 31, 2011
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$2,923,685	$2,875,149
Accounts receivable, net of allowance for doubtful accounts of $50,764 at January 31, 2012 and October 31, 2011	1,615,602	1,038,979
Inventories	3,568,123	2,583,100
Prepaid expense and other current assets	52,541	87,894
Deferred income taxes	180,313	180,313
Total current assets	8,340,264	6,765,435

Property, plant and equipment, at cost:	2,773,920	2,761,004
Less: accumulated depreciation	1,746,806	1,711,704
Net property, plant and equipment	1,027,114	1,049,300

Other assets:
Other assets	1,396	1,396
Due from former Director	-	2,988
Deferred income taxes	11,074	11,074
Total other assets	12,470	15,458

TOTAL ASSETS	$9,379,848	$7,830,193

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,171,010	$630,556
Accrued liabilities	594,838	525,655
Current portion of deferred compensation	66,344	67,000
Customer deposits	1,899,825	1,299,252
Total current liabilities	3,732,017	2,522,463

Deferred compensation, net of current portion	-	15,722
Total liabilities	3,732,017	2,538,185

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	-	-
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,875 shares issued at January 31, 2012 and October 31, 2011	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Accumulated deficit	(154,745)	(510,568)
	6,329,241	5,973,418

Less: Treasury stock, 1,245,980 shares at January 31, 2012 and October 31, 2011, at cost
	(681,410)	(681,410)

Total stockholders' equity	5,647,831	5,292,008

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,379,848	$7,830,193

See accompanying notes to financial statements

INTERNATIONAL BALER CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
UNAUDITED
	2012	2011

Net Sales:
Equipment	$3,809,380	$1,412,620
Parts and Service	461,415	430,038
Total Net Sales	4,270,795	1,842,658

Cost of Sales	3,306,169	1,508,267

Gross Profit	964,626	334,391

Operating Expense:
Selling Expense	163,402	104,514
Administrative Expense	223,067	163,285
Total Operating Expense	386,469	267,799

Operating Income	578,157	66,592

Other Income (Expense):
Interest Income	1,666	2,005
Interest Expense	-	-
Other Income	-	-
Total Other Income	1,666	2,005

Income Before Income Taxes	579,823	68,597

Income Tax Provision	224,000	26,500

Net Income	$355,823	$42,097

Basic Income per share	$0.07	$0.01
Diluted Income per share	0.07	0.01

Weighted average number of shares outstanding - Basic	5,183,895	4,933,895
-Diluted	5,183,895	5,064,847

See accompanying notes to financial statements

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2012
UNAUDITED

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS' EQUITY

Balance at October 31, 2011	6,429,875	$64,299	$6,419,687	$(510,568)	1,245,980	$(681,410)	$5,292,008

Net Income	-0-	-0-	-0-	355,823	-0-	-0-	355,823

Balance at January 31, 2012	6,429,875	$64,299	$6,419,687	$(154,745)	1,245,980	$(681,410)	$5,647,831

See accompanying notes to financial statements

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
UNAUDITED
	2012	2011
Cash flow from operating activities:
Net income	$355,823	$42,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,102	21,300
Deferred income taxes	-	26,500
Changes in operating assets and liabilities:
Accounts receivable	(576,623)	105,129
Inventories	(985,023)	(459,576)
Prepaid expenses and other current assets	34,803	26,536
Accounts payable	540,454	326,821
Accrued liabilities and deferred compensation	52,805	(21,184)
Customer deposits	600,573	912,462
Net cash provided by operating activities	57,914	980,085

Cash flows from investing activities:
Proceeds from notes receivable from former Director	3,538	3,333
Purchases of property and equipment	(12,916)	-
Net cash (used in) provided by investing activities	(9,378)	3,333

Net increase in cash and cash equivalents	48,536	983,418

Cash and cash equivalents at beginning of period	2,875,149	2,101,204

Cash and cash equivalents at end of period	$2,923,685	$3,084,622

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	40,000	-

See accompanying notes to financial statements

INTERNATIONAL BALER CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012. The accompanying balance sheet as of October 31, 2011 was derived from the audited financial statements as of October 31, 2011.

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

(d) Basic and Diluted Income Per Share:

Basic income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding at January 31, 2012 and January 31, 2011 was -0- shares and 130,952 shares, respectively.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

2012 2011

Beginning balance $ 54,859 $ 49,859

Warranty service provided (59,746) (39,045)

New product warranties 57,140 42,378

Changes to pre-existing warranty accruals 7,606 (3,333)

Ending balance $ 59,859 $ 49,859

(f) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

(g) Subsequent Events

The Company evaluated all events or transactions that occurred after January 31, 2012 up through the date the Company issued the accompanying financial statements.

4. Related Party Transactions:

The Company has a note receivable from its former president and director totaling $14,288 and $17,826 at January 31, 2012 and October 31, 2011, respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $66,344, payable over the next through January 2013 at $5,813 per month. A portion of the payments will be used to repay the outstanding note receivable discussed above.

Leland E. Boren, a shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 51.0% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from, The American Baler Company for the three months ended January 31, 2012 or 2011.

5. Inventories

Inventories consisted of the following:

	January 31, 2012	October 31, 2011
Raw materials	$1,269,171	$1,009,648
Work in process	2,035,106	1,429,606
Finished goods	263,846	143,846
Total	$3,568,123	$2,583,100

6. Debt

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. On January 30, 2012, First Guarantee Bank and Trust Company became part of CenterState Bank of Florida and the line of credit remains unchanged at this time. The line of credit allows the Company to borrow against the Company’s property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%. The line of credit had no outstanding balance at January 31, 2012 and October 31, 2011, and the unused line of credit was $1,000,000 at January 31, 2012. The credit agreement contains covenants that require the Company to provide annual audited financial statements and quarterly internal financial statements to the lender. There are no other covenants or restrictions. CenterState Bank is currently reviewing the renewal of the line of credit.

7. Income Taxes

As of January 31, 2012, the Company’s anticipated annual effective tax rate is 39%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income tax is primarily the result of state income tax expense and permanent deductible differences.

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of January 31, 2012 and at October 31, 2011 is $0. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of January 31, 2012 and October 31, 2011, deferred tax assets were $191,387.

8. Stock-Based Compensation

In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company’s common stock. These options, which vested immediately, had an exercise price of $0.30 and a term of 10 years. The options or shares purchased thereunder may be registered pursuant to the Securities Act of 1933. The Company has no remaining authorized shares available for grant under existing stock option plans. As all options were fully vested, there was no impact to net income for the three months ended January 31, 2012 and 2011 related to stock options. The stock options were exercised in April 2011 and 250,000 shares of common stock were issued.

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

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was injured in a workplace accident while an employee of the Company. The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim. The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the Plaintiff the ability to file an amended Complaint.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our unaudited financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended October 31, 2011, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations: Three Month Comparison

In the first quarter ended January 31, 2012, the Company had net sales of $4,270,795, compared to net sales of $1,842,658 in the first quarter of fiscal 2011, an increase of 131.8%. The increase in revenue is the result of higher shipments in the first quarter of fiscal 2012 reflecting the improved market conditions and higher commodity prices for recycled materials compared to the first quarter 2011. Also, the Company began expanding its dealer network by adding several new dealers and improving coverage of market areas in the United States.

The Company had pre-tax income of $579,823 in the first quarter, compared to $68,597 in the first quarter of fiscal 2011. Gross profit margin in the first quarter was 22.6% compared to 18.1% in the first quarter of 2011. The improvement in income and profit margins were the result of the higher shipments of equipment and parts and service and the higher absorption of fixed costs. Selling and administrative expenses increased by $118,670 in the first quarter compared to the prior year first quarter.

The sales order backlog was $7,800,000 at January 31, 2012 and $3,295,000 at January 31, 2011.

Financial Condition and Liquidity:

Net working capital at January 31, 2012 was $4,608,247, as compared to $4,242,972 at October 31, 2011. The Company currently believes that it will have sufficient cash flow to be able to fund other operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first three months of fiscal 2012 were 28.4 days, as compared to 34.7 days in the first three months of fiscal 2011. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average days sales for the period (period sales ÷ 91.25).

During the three months ended January 31, 2012 and 2011, the Company has made additions to plant and equipment of $12,916 and $0, respectively.

The Company has a $1,000,000 line of credit agreement with First Guaranty Bank and Trust Company of Jacksonville. On January 30, 2012, First Guarantee Bank and Trust Company became part of CenterState Bank of Florida and the line of credit remains unchanged at this time. The line of credit allows the Company to borrow against the Company’s property, plant and equipment. The line of credit bears interest at the prime rate plus one-half percent with a floor of 5.0%. The line of credit had no outstanding balance at January 31, 2012 and October 31, 2011, and the unused line of credit was $1,000,000 at January 31, 2012. The credit agreement contains covenants that require the Company to provide annual audited financial statements and quarterly internal financial statements to the lender. There are no other covenants or restrictions.

CenterState Bank is currently reviewing the renewal of the line of credit. In the event that the Company’s line of credit would not be available, the Company would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2012. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was injured in a workplace accident while an employee of the Company. The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim. The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the Plaintiff the ability to file an amended Complaint.

ITEM 5. OTHER INFORMATION

At a Board of Directors meeting held on January 30, 2012, The Board of Directors names Ms. Martha R. Songer to be on the Board of Directors of the Company. Ms. Songer is the Director of Alumni Programs at Taylor University in Upland, Indiana and has been in this position since 1993. From 1991 to 1993 she was director of Prospect Research at Taylor University. Prior to her time at Taylor University, she worked with LaRita R. Boren at Avis Industrial Corporation from 1978 to 1991. Ms. Songer received a Bachelor of Science from Taylor University in 1978 and a Master of Science in Management in 2002 from Indiana Wesleyan University.

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

Dated: Septem D Dated: March 13, 2012

INTERNATIONAL BALER CORPORATION

Dated: March 13, 2012

BY: /s/D. Roger Griffin

D. Roger Griffin

Chief Executive Officer

BY: /s/William E. Nielsen

William E. Nielsen

Chief Financial Officer