Form 10-Q
period 2012-04-30
INTERNATIONAL BALER CORP
filed 2012-06-12
CIK 781902

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2012

Commission File No. 0-14443

INTERNATIONAL BALER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2842053
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

5400 Rio Grande Avenue, Jacksonville, FL 32254

(Address of principal executive offices)

(904-358-3812)

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock May 31, 2012

INTERNATIONAL BALER CORPORATION

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION	3
ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheets as of April 30, 2012, (unaudited) and October 31, 2011	3
	Statements of Operations for the three months and six months ended
	April 30, 2012 and 2011 (unaudited)	4
	Statements of Changes in Stockholders' Equity for the six
	months ended April 30, 2012 (unaudited)	5
	Statements of Cash Flows for he six months ended
	April 30, 2012 and 2011 (unaudited)	7
	Notes to Financial Statements (unaudited)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	12
ITEM 4.	CONTROLS AND PROCEDURES	12
PART II.	OTHER INFORMATION	13
ITEM 1.	LEGAL PROCEEDINGS	13
ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	13
ITEM 5.	OTHER INFORMATION	13
ITEM 6.	EXHIBITS	14
SIGNATURES		15
CERTIFICATIONS		16

PART I.    FINANCIAL INFORMATION

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	April 30, 2012	October 31, 2011
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$2,285,732	$2,875,149
Accounts receivable, net of allowance for doubtful accounts
of $50,764 at April 30, 2012 and October 31, 2011	1,470,249	1,038,979
Inventories	4,231,269	2,583,100
Prepaid expense and other current assets	88,620	87,894
Deferred income taxes	180,313	180,313
Total current assets	8,256,183	6,765,435

Property, plant and equipment, at cost:	2,869,368	2,761,004
Less: accumulated depreciation	1,781,906	1,711,704
Net property, plant and equipment	1,087,462	1,049,300

Other assets:
Other assets	1,396	1,396
Note from former Director	-	2,988
Deferred income taxes	11,074	11,074
Total other assets	12,470	15,458

TOTAL ASSETS	$9,356,115	$7,830,193

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,146,759	$630,556
Accrued liabilities	456,487	525,655
Current portion of deferred compensation	49,966	67,000
Customer deposits	1,656,063	1,299,252
Total current liabilities	3,309,275	2,522,463

Deferred compensation, net of current portion	-	15,722
Total liabilities	3,309,275	2,538,185

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	-	-
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 shares
issued at April 30, 2012 and October 31, 2011	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings (deficit)	244,264	(510,568)
	6,728,250	5,973,418

Less: Treasury stock, 1,245,980 shares
at April 30, 2012 and October 31, 2011, at cost	(681,410)	(681,410)

Total stockholders' equity	6,046,840	5,292,008

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,356,115	$7,830,193

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2012 and 2011

UNAUDITED

	Three Months		Six Months

	2012	2011	2012	2011
Net Sales:
Equipment	$4,135,769	$2,438,430	$7,945,149	$3,851,050
Parts and Service	498,190	400,630	959,605	830,668
Total Net Sales	4,633,959	2,839,060	8,904,754	4,681,718

Cost of Sales	3,537,450	2,151,902	6,843,619	3,660,169

Gross Profit	1,096,509	687,158	2,061,135	1,021,549

Operating Expense:
Selling Expense	204,548	121,891	367,950	226,405
Administrative Expense	240,507	181,237	463,574	344,522
Total Operating Expense	445,055	303,128	831,524	570,927

Operating Income	651,454	384,030	1,229,611	450,622

Other Income (Expense):
Interest Income	1,555	2,391	3,221	4,396
Total Other Income	1,555	2,391	3,221	4,396

Income Before Income Taxes	653,009	386,421	1,232,832	455,018

Income Tax Provision	254,000	149,000	478,000	175,500

Net Income	$399,009	$237,421	$754,832	$279,518

Basic Income per share	$0.08	$0.05	$0.15	$0.06
Diluted Income per share	0.08	0.05	0.15	0.06

Weighted average number of shares outstanding - Basic	5,183,895	5,004,120	5,183,895	4,968,425
- Diluted	5,183,895	5,099,626	5,183,895	5,081,290

See accompanying notes to financial statements.

4

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2012
UNAUDITED

	Common Stock				Treasury Stock

	NUMBER		ADDITIONAL	RETAINED	NUMBER		TOTAL
	OF SHARES	PAR	PAID-IN	EARNINGS	OF		STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	(DEFICIT)	SHARES	COST	EQUITY

Balance at October 31, 2011	6,429,875	$64,299	$6,419,687	$(510,568)	1,245,980	$(681,410)	$5,292,008

Net Income	-0-	-0-	-0-	754,832	-0-	-0-	754,832

Balance at April 30, 2012	6,429,875	$64,299	$6,419,687	$244,264	1,245,980	$(681,410)	$6,046,840

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011
UNAUDITED

	2012	2011

Cash flow from operating activities:
Net income	$754,832	$279,518
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	70,202	42,600
Deferred income taxes	-	175,500
Changes in operating assets and liabilities:
Accounts receivable	(431,270)	(253,051)
Inventories	(1,648,169)	(956,856)
Prepaid expenses and other current assets	(4,815)	(88,969)
Accounts payable	516,203	575,907
Accrued liabilities and deferred compensation	(101,924)	(14,732)
Customer deposits	356,811	787,001
Net cash (used in) provided by operating activities	(488,130)	546,918

Cash flows from investing activities:
Proceeds from notes receivable from former Director	7,077	6,666
Purchases of property and equipment	(108,364)	(105,079)
Net cash used in investing activities	(101,287)	(98,413)

Cash Flows from financing activities:
Issuance of common stock	-	75,000
Net cash provided by financing activities	-	75,000

Net (decrease) increase in cash and cash equivalents	(589,417)	523,505

Cash and cash equivalents at beginning of period	2,875,149	2,101,204

Cash and cash equivalents at end of period	$2,285,732	$2,624,709

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$440,000	$-

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012. The accompanying balance sheet as of October 31, 2011 was derived from the audited financial statements as of October 31, 2011.

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

(d) Basic and Diluted Income Per Share:

Basic income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding at April 30, 2012 and April 30, 2011 was -0- shares and 112,865 shares, respectively.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the six-month period ended April 30:

	2012	2011
Beginning balance	$54,859	$49,859
Warranty service provided	(121,250)	(76,543)
New product warranties	119,177	77,021
Changes to pre-existing warranty accruals	7,214	(4,522)
Ending balance	$60,000	$54,859

(f) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

4. Related Party Transactions:

The Company has a note receivable from its former president and director totaling $10,749 and $17,826 at April 30, 2012 and October 31, 2011, respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $49,966, payable through January 2013 at $5,813 per month. A portion of the payments will be used to repay the outstanding note receivable discussed above.

Leland E. Boren, a shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 51.0% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from, The American Baler Company for the six months ended April 30, 2012 or 2011.

5. Inventories

Inventories consisted of the following:

	April 30, 2012	October 31, 2011
Raw materials	$1,341,317	$1,009,648
Work in process	2,628,106	1,429,606
Finished goods	261,846	143,846
	$4,231,269	$2,583,100

6. Debt

The Company has a $1,000,000 line of credit agreement with CenterState Bank of Florida. The line of credit allows the Company to borrow against the Company’s accounts receivable, inventory and property, plant and equipment. The line of credit bears interest at the prime rate plus one-quarter percent with a floor of 4.0%. The line of credit had no outstanding balance at April 30, 2012 and October 31, 2011, and the unused line of credit was $1,000,000 at April 30, 2012. The credit agreement contains covenants that require the Company to provide annual audited financial statements, quarterly internal financial statements and monthly accounts receivable and accounts payable aging reports to the lender.

7. Income Taxes

As of April 30, 2012, the Company’s anticipated annual effective tax rate is 39%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income tax is primarily the result of state income tax expense and permanent deductible differences.

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of April 30, 2012 and at October 31, 2011 is $0. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of April 30, 2012 and October 31, 2011, net deferred tax assets were $191,387.

8. Stock-Based Compensation

In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company’s common stock. These options, which vested immediately, had an exercise price of $0.30 and a term of 10 years. The Company has no remaining authorized shares available for grant under existing stock option plans. As all options were fully vested, there was no impact to net income for the six months ended April 30, 2012 and 2011 related to stock options. The stock options were exercised in April 2011 and 250,000 shares of common stock were issued.

9. Commitments and Contingencies

The Company, in the ordinary course of business, is subject to claims made, and from time to time is named as a defendant in legal proceedings relating to the sales of its products. The Company believes that the reserves reflected in its financial statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

Results of Operations: Three Month Comparison

In the second quarter ended April 30, 2012, the Company had net sales of $4,633,959, compared to net sales of $2,839,060 in the second quarter of fiscal 2011, an increase of 63.2%. The increase in revenue is the result of higher shipments of four synthetic rubber balers in the second quarter of fiscal 2012 compared to the second quarter 2011. Also, the Company began expanding its dealer network by adding several new dealers and improving coverage of market areas in the United States.

The Company had pre-tax income of $653,009 in the second quarter, compared to $386,421 in the second quarter of fiscal 2011. The improvement in income was the result of the higher shipments of equipment and parts and service and the higher absorption of fixed costs. Selling and administrative expenses increased by $141,927 in the second quarter compared to the prior year second quarter.

Results of Operations: Six Month Comparison

The Company had net sales of $8,904,754 in the first six months of fiscal 2012 compared to net sales of $4,681,718 in the same period of fiscal 2011, an increase of 90.2%. The higher net sales was the result of the shipment of nine rubber balers and eleven two-ram balers compared to no rubber balers and seven two-ram balers in the first six months of 2011.

Gross profit was $1,039,586 higher in the first half of 2012 than in the prior year and gross profit margins improved to 23.1% from 21.8% in 2011.

The Company had pre-tax income of $1,232,832 in the first six months of 2012 compared to income of $455,018 in the first half of fiscal 2011. Selling and administrative expenses were $260,597 higher in the first half of fiscal 2012 than in the prior year.

The sales order backlog was $6,830,000 at April 30, 2012 and $4,055,000 at April 30, 2011.

Financial Condition and Liquidity:

Net working capital at April 30, 2012 was $4,946,908, as compared to $4,242,972 at October 31, 2011. The Company currently believes that it will have sufficient cash flow to be able to fund other operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first six months of fiscal 2012 were 29.9 days, as compared to 47.7 days in the first six months of fiscal 2011. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average days sales for the period (period sales ÷ 181).

During the six months ended April 30, 2012 and 2011, the Company made additions to plant and equipment of $108,364 and $105,079, respectively.

The Company has a $1,000,000 line of credit agreement with CenterState Bank of Florida. The line of credit allows the Company to borrow against the Company’s accounts receivable, inventory and property, plant and equipment. The line of credit bears interest at the prime rate plus one-quarter percent with a floor of 4.0%. The line of credit had no outstanding balance at April 30, 2012 and October 31, 2011, and the unused line of credit was $1,000,000 at April 30, 2012. The credit agreement contains covenants that require the Company to provide annual audited financial statements, quarterly internal financial statements and monthly accounts receivable and accounts payable reports to the lender.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of the Company was held on April 23, 2012.

(b)	The first item voted on was the election of Directors. Ronald L. McDaniel and D. Roger Griffin were elected as Class lI Directors of the Company whose terms will expire in three (3) years at the annual meeting of stockholders to be held in 2015. The results of the voting were as follows: 3,976,550 votes for Ronald L. McDaniel and 5,143 withheld and 3,976,550 votes for D. Roger Griffin and 5,143 withheld.

(c)	The next item of business was the proposal to ratify the appointment of The GriggsGroup, CPAs, the independent registered public accounting firm of the Company, for the fiscal year ending October 31, 2012. The results of the voting were as follows:

4,627,172  Votes for the resolution,

0                Votes against and

2,500         Votes abstained.

A majority of the votes cast at the meeting have voted for the resolution, the resolution was duly passed.

No other matters were voted on at the meeting.

ITEM 5. OTHER INFORMATON

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

Dated: Septem D Dated: June 12, 2012

INTERNATIONAL BALER CORPORATION

BY: /s/D. Roger Griffin

D. Roger Griffin

Chief Executive Officer

BY: /s/William E. Nielsen

William E. Nielsen

Chief Financial Officer