Form 10-Q
period 2012-07-31
INTERNATIONAL BALER CORP
filed 2012-09-12
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: __July 31, 2012_

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____ to ______

INTERNATIONAL BALER CORPORATION

(Exact name of registrant as specified in its charter)

_________________

Delaware	0-14443	13-2842053
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

5400 Rio Grande Avenue, Jacksonville, FL 32254
(Address of Principal Executive Offices) (Zip Code)

(904-358-3812)
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock August 30, 2012.

PART I

INTERNATIONAL BALER CORPORATION

TABLE OF CONTENTS

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of July 31, 2012, (unaudited) and October 31, 2011	2

	Statements of Income Operations for the three months and nine months ended July 31, 2012 and 2011 (unaudited).	3

	Statements of Changes in Stockholders’ Equity for the nine months ended July 31, 012 (unaudited).	4

	Statements of Cash Flows for the nine months ended July 31, 2012 and 2011 (unaudited).	5

	Notes to Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

ITEM 4.	CONTROLS AND PROCEDURES	9

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	10

ITEM 5.	OTHER INFORMATION	10

ITEM 6.	EXHIBITS	11

SIGNATURES		12

CERTIFICATIONS

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	July 31, 2012	October 31, 2011
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$2,758,479	$2,875,149
Accounts receivable, net of allowance for doubtful accounts
of $65,764 at July 31, 2012 and $50,764 October 31, 2011	993,834	1,038,979
Inventories	3,981,154	2,583,100
Prepaid expense and other current assets	143,550	87,894
Deferred income taxes	180,313	180,313
Total current assets	8,057,330	6,765,435

Property, plant and equipment, at cost:	2,869,368	2,761,004
Less: accumulated depreciation	1,815,998	1,711,704
Net property, plant and equipment	1,053,370	1,049,300

Other assets:
Other assets	1,396	1,396
Note from former Director	—	2,988
Deferred income taxes	11,074	11,074
Total other assets	12,470	15,458

TOTAL ASSETS	$9,123,170	$7,830,193

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,049,936	$630,556
Accrued liabilities	595,063	525,655
Current portion of deferred compensation	33,588	67,000
Customer deposits	1,027,165	1,299,252
Total current liabilities	2,705,752	2,522,463

Deferred compensation, net of current portion	—	15,722
Total liabilities	2,705,752	2,538,185

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 shares
issued at July 31, 2012 and October 31, 2011	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings (deficit)	614,842	(510,568)
	7,098,828	5,973,418

Less: Treasury stock, 1,245,980 shares
at July 31, 2012 and October 31, 2011, at cost	(681,410)	(681,410)

Total stockholders' equity	6,417,418	5,292,008

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,123,170	$7,830,193

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2012 and 2011

UNAUDITED

	Three Months		Nine Months

	2012	2011	2012	2011
Net Sales:
Equipment	$4,666,461	$2,699,995	$12,611,610	$6,551,045
Parts and Service	426,692	405,113	1,386,297	1,235,781
Total Net Sales	5,093,153	3,105,108	13,997,907	7,786,826

Cost of Sales	4,023,479	2,377,455	10,867,098	6,037,624

Gross Profit	1,069,674	727,653	3,130,809	1,749,202

Operating Expense:
Selling Expense	185,376	130,995	553,326	357,400
Administrative Expense	278,112	203,938	741,686	548,460
Total Operating Expense	463,488	334,933	1,295,012	905,860

Operating Income	606,186	392,720	1,835,797	843,342

Other Income (Expense):
Interest Income	1,392	2,021	4,613	6,417
Total Other Income	1,392	2,021	4,613	6,417

Income Before Income Taxes	607,578	394,741	1,840,410	849,759

Income Tax Provision	237,000	154,000	715,000	329,500

Net Income	$370,578	$240,741	$1,125,410	$520,259

Basic Income per share	$0.07	$0.05	$0.22	$0.10
Diluted Income per share	0.07	0.05	0.22	0.10

Weighted average number of shares outstanding - Basic	5,183,895	5,183,895	5,183,895	5,041,038
- Diluted	5,183,895	5,183,895	5,183,895	5,115,867

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2012
UNAUDITED

	Common Stock				Treasury Stock

	NUMBER		ADDITIONAL	RETAINED	NUMBER		TOTAL
	OF SHARES	PAR	PAID-IN	EARNINGS	OF		STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	(DEFICIT)	SHARES	COST	EQUITY

Balance at October 31, 2011	6,429,875	$64,299	$6,419,687	$(510,568)	1,245,980	$(681,410)	$5,292,008

Net Income	-0-	-0-	-0-	1,125,410	-0-	-0-	1,125,410

Balance at July 31, 2012	6,429,875	$64,299	$6,419,687	$614,842	1,245,980	$(681,410)	$6,417,418

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011
UNAUDITED

	2012	2011

Cash flow from operating activities:
Net income	$1,125,410	$520,259
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	104,294	65,317
Provision for doubtful accounts	15,000	—
Deferred income taxes	—	329,500
Changes in operating assets and liabilities:
Accounts receivable	30,145	(441,772)
Inventories	(1,398,054)	(1,112,704)
Prepaid expenses and other current assets	(63,283)	(62,356)
Accounts payable	419,380	261,216
Accrued liabilities and deferred compensation	20,274	11,252
Customer deposits	(272,087)	692,875
Net cash (used in) provided by operating activities	(18,921)	263,587

Cash flows from investing activities:
Proceeds from notes receivable from former Director	10,615	9,998
Purchases of property and equipment	(108,364)	(213,866)
Net cash used in investing activities	(97,749)	(203,868)

Cash Flows from financing activities:
Issuance of common stock	—	75,000
Net cash provided by financing activities	—	75,000

Net (decrease) increase in cash and cash equivalents	(116,670)	134,719

Cash and cash equivalents at beginning of period	2,875,149	2,101,204

Cash and cash equivalents at end of period	$2,758,479	$2,235,923

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$640,000	$—

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012. The accompanying balance sheet as of October 31, 2011 was derived from the audited financial statements as of October 31, 2011.

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

(d) Basic and Diluted Income Per Share:

Basic income per share is calculated using the weighted average number of common shares outstanding during each period. Diluted income per share includes the net additional number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss periods as they would be antidilutive. The dilutive impact of options outstanding at July 31, 2012 and July 31, 2011 was -0- shares and 74,829 shares, respectively.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the nine-month period ended July 31:

	2012	2011
Beginning balance	$54,859	$49,859
Warranty service provided	(118,030)	(112,759)
New product warranties	189,174	98,265
Changes to pre-existing warranty accruals	3,997	19,494

Ending balance	$60,000	$54,859

(f) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

4. Related Party Transactions:

The Company has a note receivable from its former president and director totaling $7,211 and $17,826 at July 31, 2012 and October 31, 2011, respectively. Interest accrues at the rate of 6% per annum.

The Company has an agreement with the former president and director of the Company for deferred compensation payments. The Company will make payments with a present value of $33,588, payable through January 2013 at $5,813 per month. A portion of the payments will be used to repay the outstanding note receivable discussed above.

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 51.0% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from, The American Baler Company for the nine months ended July 31, 2012 or 2011.

5. Inventories

Inventories consisted of the following:

	July 31, 2012	October 31, 2011
Raw materials	$1,418,702	$1,009,648
Work in process	2,269,606	1,429,606
Finished goods	292,846	143,846
	$3,981,154	$2,583,100

6. Debt

The Company has a $1,000,000 line of credit agreement with CenterState Bank of Florida. The line of credit allows the Company to borrow against the Company’s accounts receivable, inventory and property, plant and equipment. The line of credit bears interest at the prime rate plus one-quarter percent with a floor of 4.0%. The line of credit had no outstanding balance at July 31, 2012 and October 31, 2011, and the unused line of credit was $1,000,000 at July 31, 2012.

7. Income Taxes

As of July 31, 2012, the Company’s anticipated annual effective tax rate is 39%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income tax is primarily the result of state income tax expense and permanent deductible differences.

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of July 31, 2012 and at October 31, 2011 is $0. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of July 31, 2012 and October 31, 2011, net deferred tax assets were $191,387.

8. Stock-Based Compensation

In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company’s common stock. These options, which vested immediately, had an exercise price of $0.30 and a term of 10 years. The Company has no remaining authorized shares available for grant under existing stock option plans. As all options were fully vested, there was no impact to net income for the nine months ended July 31, 2012 and 2011 related to stock options. The stock options were exercised in April 2011 and 250,000 shares of common stock were issued.

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

Results of Operations: Three Month Comparison

In the third quarter ended July 31, 2012, the Company had net sales of $5,093,153, compared to net sales of $3,105,108 in the third quarter of fiscal 2011, an increase of 64.0%. The increase in revenue is the result of higher shipments of two-ram balers and synthetic rubber balers in the third quarter of fiscal 2012 compared to the third quarter 2011. The Company’s expanded dealer network contributed to the higher two-ram sales in the quarter.

The Company had pre-tax income of $607,578 in the third quarter, compared to $394,741 in the third quarter of fiscal 2011. The improvement in income was the result of the higher shipments of equipment and parts and service and the higher absorption of fixed costs. Selling and administrative expenses increased by $128,555 in the third quarter compared to the prior year third quarter.

Results of Operations: Nine Month Comparison

The Company had net sales of $13,997,907 in the first nine months of fiscal 2012 compared to net sales of $7,786,826 in the same period of fiscal 2011, an increase of 79.8%. The higher net sales was the result of the shipment of seventeen rubber balers and seventeen two-ram balers compared to two rubber balers and nine two-ram balers in the first nine months of 2011.

Gross profit was $1,381,607 higher in the nine months of 2012 than in the prior year and gross profit margins were to 22.4% and 22.5% in 2012 and 2011, respectively.

The Company had pre-tax income of $1,840,410 in the first nine months of 2012 compared to income of $849,759 in the first nine months of fiscal 2011. Selling and administrative expenses were $389,152 higher in the first nine months of fiscal 2012 than in the prior year.

The sales order backlog was $5,320,000 at July 31, 2012 and $4,700,000 at July 31, 2011.

Financial Condition and Liquidity:

Net working capital at July 31, 2012 was $5,351,578, as compared to $4,242,972 at October 31, 2011. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first nine months of fiscal 2012 were 28.2 days, as compared to 26.6 days in the first nine months of fiscal 2011. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average days sales for the period (period sales ÷ 273).

During the nine months ended July 31, 2012 and 2011, the Company made additions to plant and equipment of $108,364 and $213,866, respectively.

The Company has a $1,000,000 line of credit agreement with CenterState Bank of Florida. The line of credit allows the Company to borrow against the Company’s accounts receivable, inventory and property, plant and equipment. The line of credit bears interest at the prime rate plus one-quarter percent with a floor of 4.0%. The line of credit had no outstanding balance at July 31, 2012 and October 31, 2011, and the unused line of credit was $1,000,000 at July 31, 2012.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2012. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are submitted herewith:

Exhibit	Discription
31.1	Certification of D. Roger Griffin, Chief Executive Officer, pursuant to Rule 13a–14(a)/15d-14(a).

31.2	Certification of William E. Nielsen, Chief Financial Officer, pursuant to Rule 13a–14(a)/15d-14(a).

32.1	Certification of D. Roger Griffin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William E. Nielsen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: Septem D Dated: September 12, 2012

INTERNATIONAL BALER CORPORATION

Date:  September 12, 2012

International Baler Corporation
By: /s/ D. Roger Griffin
D. Roger Griffin Chief Executive Officer

Date:  September 12, 2012

International Baler Corporation
By: /s/ William E. Nielsen
William E. Nielsen Chief Officer