Form 10-K
period 2012-10-31
INTERNATIONAL BALER CORP
filed 2013-01-29
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

 ☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

International Baler Corporation

(Exact name of registrant as specified in its charter)

_________________

Delaware	0-14443	13-2842053
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

5400 Rio Grande Avenue, Jacksonville, Florida 32254
(Address of Principal Executive Offices) (Zip Code)

904-358-3812
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

Title of each class
Name of each exchange on which registered

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (April 30, 2012 closing price $2.65): $5,713,241

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (January 15, 2013): 5,183,895

Table of Contents
		Page
Part I
Item 1.	Business	2
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	7
Item 8.	Financial Statements and Supplementary Data	9
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10
Item 9A.	Controls and Procedures	10
Item 9B.	Other Information	11
Part III
Item 10.	Directors and Executive Officers and Corporate Governance	12
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
Item 13.	Certain Relationships and Related Transactions and Director Independence	20
Item 14.	Principal Accountant Fees and Service	21
Part IV
Item 15.	Exhibits, Financial Statements, and Schedules	22
	Balance Sheets
	Statements of Income
	Statements of Stockholders Equity
	Statement of Cash Flows

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

Products

Balers utilize mechanical, hydraulic, and electrical mechanisms to compress a variety of materials into bales for easier and lower cost handling, shipping, disposal, storage, and/or bulk sales for recycling. The Company offers a wide variety of balers, certain types that are standardized and others that are designed to specific customer requirements. The Company's products include (i) general purpose horizontal and vertical balers, (ii) specialty balers, such as those used for textile materials, used clothing, aluminum cans, 55-gallon drums and synthetic rubber; and (iii) accessory equipment such as conveyors, fluffers, bale tying machines, and plastic bottle piercers (machines which puncture plastic bottles before compaction for greater density).

General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $500,000. General purpose baler sales constituted approximately 53% and 70% of net sales for the fiscal years ended October 31, 2012 and 2011, respectively.

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

Specialty balers range in price from approximately $5,000 to $550,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 36% and 15% of net sales for the fiscal years ended October 31, 2012 and 2011, respectively.

Accessory Equipment

The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. This equipment includes conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. For 2012 and 2011, accessory equipment did not represent a significant percentage of net sales.

Manufacturing

The Company manufactures its products, in its facility in Jacksonville, Florida, where it maintains a fully equipped and staffed manufacturing plant. IBC purchases raw materials, such as steel sheets and beams and components such as hydraulic pumps, valves and cylinders, and certain controls and other electric equipment which are used in the fabrication of the balers. The Company has no long-term supply agreements, and has not experienced unusual delays in obtaining raw materials or components.

 The raw materials required by IBC to manufacture the balers, principally steel, motors, and hydraulic systems, are readily available from a number of sources and IBC is not dependent on any particular source. IBC is not dependent on any significant patents, trademarks, licenses, or franchises in connection with its manufacture of balers.

While IBC maintains an inventory of raw materials, most of it is intended for specific orders and inventory turnover is relatively rapid. Approximately 60% of its inventory turns over in 45 to 90 days and the remaining balance, consisting of customized equipment, turns over in 3 to 6 months. IBC's business is not seasonal.

Sales and Marketing

IBC sells its products throughout the United States and to some extent in Europe, the Far East, and South America to manufacturers of synthetic rubber and polymers, plastic recycling facilities, power generating facilities, textile mills, paper mills, cotton gins, supermarkets and other retail outlets, paper recycling facilities, and municipalities.

IBC has a sales force of five (5) employees, including two regional sales managers, who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately 55% of sales are made through manufacturer's representatives and dealers. Sales made through the Company’s dealers are generally discounted and sales are recorded net of the discount amount. Occasionally sales are made with a commission payment, selling expense, through a representative who is not a dealer.

The Company's general purpose balers are sold throughout the United States to such end users as waste producing retailers, manufacturing and fabricating plants, bulk material producers, and solid waste recycling facilities. Specialty balers are sold worldwide, including Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. During fiscal 2012, foreign sales amounted to $6,336,000 or approximately 36% of the Company’s net sales while in fiscal 2011, foreign sales amounted to $1,858,000, approximately 17% of the Company’s net sales. The higher foreign sales in 2012 were the result of higher rubber baler sales.

During fiscal 2012 and fiscal 2011, IBC had sales to more than 450 customers. In fiscal 2012, two customers accounted for 14.9% and 12.4% of total net sales, respectively, while in 2011, two customers accounted for 13.5% and 12.2% of net sales, respectively.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2012 were $3,875,000 and at October 31, 2011 were $6,587,000. The Company generally delivers its orders within four (4) months of the date booked.

Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 11% and 16% of the Company’s net sales for fiscal 2012 and 2011, respectively.

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

Regulation

Machinery, such as the Company's balers, is subject to both federal and state regulation relating to safe design and operation. The Company complies with design requirements and its balers include interlocks to prevent operation while the loading door is open, and also includes required printed safety warnings.

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

Employees

As of October 31, 2012, the Company employed 67 full-time employees as follows: 5 in management and supervision: 9 in sales and service; 48 in manufacturing; and, 5 in administration.

Available Information

The Company is a reporting company, as that term is defined under the Securities Acts, and therefore, files reports, including, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and other information with the Securities and Exchange Commission (the Commission). In addition, the Company will provide, without charge to its stockholders, upon written or oral request by such stockholder, a copy of any information referred to herein that is incorporated by reference except exhibits to such information that are incorporated by reference unless the exhibits are themselves specifically incorporated by reference. All such requests should be directed to William E. Nielsen, at International Baler Corp., 5400 Rio Grande Avenue, Jacksonville, Florida 32254, telephone number (904) 358-3812.

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

ITEM 2. PROPERTIES

IBC is the owner of the buildings and property located at 5400 Rio Grande Avenue, Jacksonville, Florida. The building contains approximately 62,000 square feet and is situated on eight (8) acres. IBC manufactures all of the Company's products at this location. The property has no mortgage. However, the Company’s primary lender, CenterState Bank of Florida, has a security interest in the property as part of the collateral for the line of credit which it provides to the Company. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was fatally injured in a workplace accident while an employee of the Company. The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim. The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the plaintiff the ability to file an amended complaint. There has been no activity related to this lawsuit since January 2012.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol IBAL. As of October 31, 2012, the number of shareholders of record of the Company's Common Stock was approximately 500, and management believes that there are approximately 900 beneficial owners of the Company’s common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2012 and 2011, are set forth below.

Fiscal Year Ended
October 31,2012
	High	Low

First Quarter	$ 1.54	$ 1.15
Second Quarter	2.90	1.31
Third Quarter	2.90	2.20
Fourth Quarter	2.90	1.60

Fiscal year Ended
October 31,2011
	High	Low

First Quarter	$ 0.80	$ 0.54
Second Quarter	1.00	0.33
Third Quarter	1.29	0.77
Fourth Quarter	1.94	1.00

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

Recent Sales of Unregistered Securities

During the past two years ended October 31, 2012, the Company has not sold any unregistered securities.

Purchases of Equity Securities

During the fiscal year ended October 31, 2012, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

Securities authorized for issuance under equity compensation plans.

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This “Management’s Discussion and Analysis” contains forward-looking statements within the meaning of Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated.

Results of Operations

For the fiscal year ending October 31, 2012, net sales were $17,819,945 compared to $11,049,514 in fiscal 2011, an increase of 61.3%. The increase in net sales was the result of higher shipments of rubber balers to foreign customers in fiscal 2012 reflecting the improved market conditions for these products overseas in addition to the Company’s expanded dealer network which improved its coverage of market areas in the United States. The demand for synthetic rubber is related to the auto industry growth in Southeast Asia. In 2012 the Company shipped twenty (20) rubber balers at an average price of $275,000 compared to four (4) rubber balers at an average price of $260,000 in fiscal 2011.

The Company had pre-tax income of $1,888,676 in fiscal 2012, compared to pre-tax income of $1,117,163 in fiscal 2011, an increase of 69%. The higher income was the result of the higher shipments in the current fiscal year. Gross Profit increased to $3,727,572 in fiscal 2012 from $2,461,642 in 2011. Gross profit as a percentage of net sales was 20.9% in fiscal 2012 and 22.3% in fiscal 2011. The higher manufacturing costs in 2012 were the results of higher salary and benefit costs, higher overtime premium costs and higher insurance costs. Due to the higher level of shipments in 2012, the Company averaged fifty-nine (59) manufacturing, service and engineering employees while in 2011 the average number of employees for these areas was forty-one (41).

Selling and administrative expenses increased by $491,651, an increase of 36.3% in the current fiscal year. This increase was primarily the result of higher salary costs, director’s fees, travel expenses, and insurance costs. In 2012 the Company added two regional sales managers and two new dealers were added to the Company’s dealer network. The Board of Directors added one new director and in April 2012 the Board voted to increase monthly payments to directors to $1,500.

Liquidity and Capital Resources

The Company’s working capital at October 31, 2012 was $5,465,455 as compared to $4,242,972 at October 31, 2011. The increase in net working capital was primarily due to increased inventory and accounts receivable resulting from the increased operating results in 2012.

Average days sales outstanding (DSO) in fiscal 2012 were 30.1 days as compared to 30.0 days in fiscal 2011. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by twelve, and dividing that result by the average day’s sales for the period (period sales ÷ 365).

The Company had a $1,000,000 line of credit agreement with CenterState Bank of Florida. The line of credit allowed the Company to borrow against the Company’s accounts receivable, inventory and property, plant and equipment. The line of credit would have accrued interest at the prime rate plus one-quarter percent with a floor of 4.0%. The line of credit had no outstanding balance at October 31, 2012 and 2011. The unused line of credit was $1,000,000 at October 31, 2012. This line of credit was terminated in January of 2013.

In January of 2013 the Company entered into a line of credit agreement with First Merchants Bank of Muncie Indiana. The line of credit allows the Company to borrow up to $1,650,000 at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%. The line of credit is secured by all assets of the Company and has a term of two years.

In fiscal 2012 the Company made additions of $110,751 to its buildings and manufacturing equipment, compared to additions of $346,049 in fiscal 2011. There are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

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

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in our estimates could materially impact our results of operations and financial condition in any particular period.

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses on trade receivables resulting from the inability to collect outstanding accounts due from its customers. The allowances include specific amounts for disputed, troubled and aged accounts using current knowledge of particular customer credit worthiness and general allowances based on historical collection experience, current economic trends, credit worthiness of customers and changes in customer payment terms.

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

Inventory Allowance

The Company analyzes inventory for excess or slow moving inventory. The Company reviews inventory for obsolescence on a regular basis. The allowance is estimated based on factors such as historical trends, current market conditions and management’s assessment of when the inventory would likely be sold and the quantities and prices at which the inventory would likely be sold in the normal course of business. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin and net income. Obsolete or damaged inventory is disposed of or written down to net realizable value on a quarterly basis.

Additional adjustments, if necessary, are made based on management’s specific review of inventory on-hand. Management believes the estimates used in determining the allowance for excess and slow moving inventory are critical accounting estimates as changes in the estimates could have a material impact on net income and the estimates involve a high degree of judgment.

Warranty Allowance

The Company warranties its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers a service plan for other required repairs and maintenance. The Company maintains an accrued liability for expected warranty claims. The warranty allowance is based on historical warranty costs, quantity and type of balers currently under warranty, and known potential warranty issues.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the deferred tax assets at October 31, 2012 and 2011 as management believes it will fully utilize them. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. There were no accruals for uncertain tax positions at October 31, 2012 or 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data commence on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

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

 Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of and for the year ended October 31, 2012.

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

(b) Changes in Internal Control over Financial Reporting

During the year ended October 31, 2012, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The current executive officers and directors of the Company are as follows:

			Date of Initial
Name	Age	Positions Held	Election or Designation
Roger Griffin	51	Director	4/21/2008
5400 Rio Grande Ave.		President &
Jacksonville, FL 32254		Chief Executive Officer

Lael E. Boren	44	Director	4/15/2011
1909 S. Main Street
Upland, IN 46989

Leland E. Boren	89	Director	3/9/2005
1909 S. Main Street
Upland, IN 46989

Ronald L. McDaniel	73	Director	5/16/2006
2700 West 36th Place		Chairman of the Board
Chicago, IL 60632

William E. Nielsen	65	Director	11/20/1997
5400 Rio Grande Ave.		Chief Financial Officer	6/14/1994
Jacksonville, FL 32254

Matthew M. Price	45	Director	5/11/2007
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

John J. Martorana	62	Director	1/5/2009
5148 Hanover Lane
Lakeland, FL 33817

Martha R. Songer	56	Director	1/30/2012
1909 S. Main Street
Upland, IN 46989

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

During fiscal 2012 the Board of Directors met three times.

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

Matthew M. Price is an attorney with the law firm of Bingham Greenebaum Doll LLP since 1993. Mr. Price received a BA degree from Wabash Collage in 1990 and a J.D. from Indiana University School of Law in 1993. Mr. Price is a member of the Indiana State Bar Association and the Indianapolis Bar Association. Mr. Price is a member of his law firm’s corporate transactions practice group, and his business practice focuses on project financing, government and regulatory compliance for private and public companies, including small and large manufacturers.

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

Martha R. Songer is the Director of Alumni Programs at Taylor University in Upland, Indiana and has been in this position since 1993. From 1991 to 1993 she was director of Prospect Research Corporation from 1978 to 1991. Ms. Songer received a Bachelor of Science from Taylor University in 1978 and a Master of Science in Management in 2002 from Indiana Wesleyan University.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

In fiscal 2012, none of the Company’s officers, directors, and beneficial owners of more than ten percent of the company’s common stock were delinquent in filing of any of their Form 3, 4, and 5 reports.

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

International Baler Corporation

Attention: William E. Nielsen

5400 Rio Grande Avenue

Jacksonville, Florida 32254

(904)358-3812

Committees

The Company’s Board of Directors consists of eight members, three of whom the Board has determined are independent, Ronald McDaniel, Matthew Price and John Martorana. The Company has sought and continues to seek appropriate individuals to serve on the Board of Directors who meet the requirements necessary to qualify as independent directors to serve on the Company’s Board of Directors.

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

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION LONG TERM AWARDS

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	NUMBER OF OPTIONS	ALL OTHER COMPENSATION	TOTAL COMPENSATION
Roger Griffin	2012	130,000	150,000	-0-	-0-	-0-	280,000
President & CEO	2011	121,005	100,000	-0-	-0-	-0-	221,005

William E. Nielsen	2012	134,000	40,000	-0-	-0-	-0-	174,000
Chief Financial Officer	2011	124,720	20,000	-0-	-0-	-0-	144,720

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	(#)	(#)	(#)
	Exercisable	Unexercisable

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None

None of the Company’s other Executive Officers earned compensation in fiscal 2012 and 2011 in excess of $100,000 for services rendered to the Company in any capacity.

Option Grants and Exercises in Last Fiscal Year

No options were granted during fiscal 2012 to the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for fiscal 2011. William E. Nielsen, the company’s Chief Financial Officer, exercised a stock option for 250,000 shares of common stock in 2011.

Compensation of Directors

The Board of Directors of the Company has resolved to compensate non-employee directors $1,000 per month, together with direct out-of-pocket expenses incurred to attend meetings. In April 2009, the Board of Directors voted to suspend these director payments until economic conditions improve. In April 2011 the Board of Directors voted to reinstate the director’s payments. In April 2012 the Board voted to increase the directors payments to $1,500 per month.

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

Director Compensation for Fiscal 2011
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Ronald L. McDaniel	15,500	-0-	-0-	-0-	-0-	-0-	15,500
Matthew M. Price	15,500	-0-	-0-	-0-	-0-	-0-	15,500
Lael E. Boren	15,500	-0-	-0-	-0-	-0-	-0-	15,500
Leland Boren	15,500	-0-	-0-	-0-	-0-	-0-	15,500
John J. Martorana	15,500	-0-	-0-	-0-	-0-	-0-	15,500
Martha R. Songer	13,500	-0-	-0-	-0-	-0-	-0-	13,500

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

Compensation Committee Report

The Compensation Committee reviews with management the Compensation Discussion & Analysis section of the Company’s 2012 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for 2012 and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

The Compensation Committee

Ronald L. McDaniel

John J. Martorana

Lael E. Boren

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2012 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2012 with these computations based on 5,183,895 shares of common stock being outstanding at that time.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE HELD	AMOUNT OF BENEFICIAL OWNERSHIP	APPROXIMATE PERCENT OF CLASS

Roger Griffin	President & CEO	None	0.0%
5400 Rio Grand Ave.
Jacksonville, FL 32254

Estate of:
LaRita R. Boren	Director	2,423,853	46.8%
1909 S. Main Street
Upland, IN 46989

Leland E. Boren	Director	210,768	4.1%
1909 S. Main Street
Upland, IN 46989

John Martorana	Director	19,995	0.4%
5148 Hanover Lane
Lakeland, FL 33817

Ronald L. McDaniel	Director	None	-
Western-Cullen-Hayes, Inc.
2700 W. 36th Place
Chicago, IL 60632

William E. Nielsen	Director	250,000	4.8%
5400 Rio Grande Avenue	Chief Financial
Jacksonville, FL 32254	Officer

Matthew M. Price	Director	None	-
Bingham McHale LLP
10 West Market Street
Indianapolis, IN 46204

Alexander C. Toppan	Stockholder	569,731[2]	11.0%
40 Spectacle Ridge Road
South Kent, CT 06785

Lael E. Boren	Director	2,000	0.0%
1909 S. Main Street
Upland, IN 469889

Martha R. Songer	Director	2,000	0.0%
1909 S. Main Street
Upland, IN 46989

International Baler Corporation	Stockholder	119,339[3]	2.3%
Profit Sharing Trust
5400 Rio Grande Avenue
Jacksonville, FL 32254

All Officers and Directors as a Group (4 Persons)		3,027,955[4]	58.4%

[1]	Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.
[2]	Shares are held in joint tenancy with his wife, Mary Anne T. Toppan.
[3]	Employees’ Profit Sharing Trust of which William Nielsen is Trustee.
[4]	Consists of 2,908,616 shares held directly and 119,339 shares held by International Baler Corporation Employee Profit Sharing Trust.

Changes In Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Other

Leland E. Boren, shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 51.0% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. These baler companies operate completely independent of each other. The Company had no equipment sales to The American Baler Company in the fiscal year ending October 31, 2012 and 2011. International Baler Corporation purchased no equipment or services from American Baler in either fiscal year.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by The GriggsGroup CPAs for the audit of the Company’s annual financial statements for the years ended October 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$53,000	51,500
Audit-Related Fees	0	0
Tax Fees	$8,500	8,500
All Other Fees	0	0
Total Fees	$61,500	60,000

Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s financial statements, the quarterly reviews of the Company’s quarterly reports on Form 10-Q and the reviews of and other services related to registration statements and other offering memoranda.

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

All of the 2012 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by The GriggsGroup CPAs is compatible with maintaining The GriggsGroup’s CPAs’ independence and has concluded that it is.

ITEM 15. EXHIBITS

The Following Documents are filed as Part of this Report

1.	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Income

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
3.1

Articles of Incorporation and by-laws of Waste Technology Corp. and amendments (Incorporated by reference to the Company’s Registration Statement on Form S-18 filed in April, 1985, Registration No. 2-97045[the Statement on Form S-18"])

3.2

Certificate of Incorporation of International Baler Corporation f/k/a National Compactor & Technology Systems, Inc. and all amendments thereto (Incorporated by reference to Exhibit 3.3 to Form 8 Amendment No.1 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1989[AAmendment No. 1 to 1989 Form 10-K]).

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
3.7

Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 4, 1991(Incorporated by reference to Exhibit 3.1.1 to Company’s Annual Report on Form 10-K for the year ended October 31, 1991[the 1991 Form 10-K]

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
10.2

Agreement dated February 3, 1987, between the Company and N. J. Cavagnaro & Sons and Machine Corp., Nicholas J. Cavagnaro Jr., George L. Cavagnaro, and Pauline L. Cavagnaro together with the exhibits annexed thereto for the acquisition of N. J. Cavagnaro & Sons Machine Corp. (Incorporated by reference to Exhibit 10.2 to Company’s Annual Report on Form 10-K for the year ended October 31, 1987 [the 1987 Form 10-K]).

10.3	Waste Technology Corp. Profit Sharing Plan including Agreement of Trust (Incorporated by reference to Exhibit 10.7 to Report on Form 8-K June 1, 1989).
10.4	Form of Deferred Compensation Agreement for Ted C. Flood (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10K for the year ended October 31, 1991).
10.5

Agreement between International Baler Corporation and Ted C. Flood dated as December 29, 1995 (Incorporated by reference to Exhibit 10.38 to the Company’s Annual report on Form 10-KSB for the year ended October 31, 1996 [the 1996 Form 10-KSB]).

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

Date: January 29, 2013	International Baler Corporation
By: /s/ D. Roger Griffin
D. Roger Griffin Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. McDaniel	Director	January 29, 2013
Ronald L. McDaniel	Chairman of the Board

/s/ D Roger Griffin	Director	January 29, 2013
D. Roger Griffin	President and Chief
Executive Officer

/s/ Lael Boren	Director	January 29, 2013
Lael E. Boren

/s/ Leland E. Boren	Director	January 29, 2013
Leland E. Boren

/s/ William E. Nielsen	Director	January 29, 2013
William E. Nielsen	Chief Financial Officer

/s/ Matthew M. Price	Director	January 29, 2013
Matthew M. Price

/s/ John J. Martorana	Director	January 29, 2013
John J. Martorana

/s/ Martha R. Songer	Director	January 29, 2013
Martha R. Songer

INTERNATIONAL BALER CORPORATION

FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011

(With Reports of Independent Registered Public Accounting Firms Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Baler Corporation

We have audited the accompanying balance sheets of International Baler Corporation as of October 31, 2012 and 2011 and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Baler Corporation as of October 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ The GriggsGroup CPAs

Ponte Vedra Beach, Florida

January 29, 2013

1

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	October 31, 2012	October 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$1,719,140	$2,875,149
Accounts receivable, net of allowance for doubtful accounts
of $65,764 at October 31, 2012 and $50,764 October 31, 2011	1,435,793	1,038,979
Inventories	4,195,551	2,583,100
Prepaid expense and other current assets	128,453	87,894
Deferred income taxes	151,259	180,313
Total current assets	7,630,196	6,765,435

Property, plant and equipment, at cost:	2,871,755	2,761,004
Less: accumulated depreciation	1,843,014	1,711,704
Net property, plant and equipment	1,028,741	1,049,300

Other assets:
Other assets	5,000	1,396
Note from former Director	—	2,988
Deferred income taxes	242	11,074
Total other assets	5,242	15,458

TOTAL ASSETS	$8,664,179	$7,830,193

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$706,255	$630,556
Accrued liabilities	456,313	525,655
Current portion of deferred compensation	17,211	67,000
Customer deposits	984,962	1,299,252
Total current liabilities	2,164,741	2,522,463

Deferred compensation, net of current portion	—	15,722
Total liabilities	2,164,741	2,538,185

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 shares
issued at October 31, 2012 and October 31, 2011	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings (deficit)	696,862	(510,568)
	7,180,848	5,973,418

Less: Treasury stock, 1,245,980 shares
at October 31, 2012 and October 31, 2011, at cost	(681,410)	(681,410)

Total stockholders' equity	6,499,438	5,292,008

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,664,179	$7,830,193

See accompanying notes to financial statements.
2

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2012 AND 2011

		2012	2011

Net sales:
Equipment		$ 15,910,289	$ 9,318,844
Parts and service		1,909,656	1,730,670
Total net sales		17,819,945	11,049,514

Cost of sales		14,092,373	8,587,872

Gross profit		3,727,572	2,461,642

Operating expense:
Selling expense		802,864	524,141
Administrative expense		1,041,563	828,635
Total operating expense		1,844,427	1,352,776

Operating income		1,883,145	1,108,866

Other income (expense):
Interest income		6,047	8,297
Interest expense		(516)	-
Total other income (expense)		5,531	8,297

Income before income taxes		1,888,676	1,117,163

Income tax provision		681,246	433,500

Net income		$ 1,207,430	$ 683,663

Basic income per share		$ 0.23	$ 0.13
Diluted income per share		0.23	0.13

Weighted average number of shares outstanding	- basic	5,183,895	5,077,045
	- diluted	5,183,895	5,133,014

See accompanying notes to financial statements.
3

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED OCTOBER 31, 2012 and 2011

	Common Stock				Treasury Stock

	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	NUMBER OF SHARES	COST	TOTAL STOCK- HOLDERS ' EQUITY

Balance at October 31, 2010	6,179,875	$61,799	$6,347,187	$(1,194,231)	1,245,980	$(681,410)	$4,533,345
Common stock issued in
connection with exercise of
stock options	250,000	2,500	72,500	-	-	-	75,000

Net Income	-	-	-	683,663	-	-	683,663

Balance at October 31, 2011	6,429,875	$64,299	$6,419,687	$(510,568)	1,245,980	$(681,410)	$5,292,008

Net Income	-	-	-	1,207,430	-	-	1,207,430

Balance at October 31, 2012	6,429,875	$64,299	$6,419,687	$696,862	1,245,980	$(681,410)	$6,499,438

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2012 AND 2011

	2012	2011

Cash flow from operating activities:
Net income	$1,207,430	$683,663
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	131,826	88,947
Provision for doubtful accounts, net of recoveries	15,000	(21,000)
Deferred income taxes	39,886	409,309
Changes in operating assets and liabilities:
Accounts receivable	(411,814)	(317,495)
Inventories	(1,612,451)	(1,301,788)
Prepaid expenses and other assets	(55,844)	(15,386)
Accounts payable	75,699	300,097
Accrued liabilities and deferred compensation	(134,853)	186,388
Customer deposits	(314,290)	1,019,828
Net cash (used in) provided by operating activities	(1,059,411)	1,032,563

Cash flows from investing activities:
Proceeds from notes receivable from former Director	14,153	13,331
Purchase of property and equipment	(110,751)	(346,949)
Net cash used in investing activities	(96,598)	(333,618)

Cash flows from financing activities:
Issuance of Common Stock	—	75,000
Net cash provided by financing activities	—	75,000

Net increase (decrease) in cash and cash equivalents	(1,156,009)	773,945

Cash and cash equivalents at beginning of year	2,875,149	2,101,204

Cash and cash equivalents at end of year	$1,719,140	$2,875,149

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$—	$—
Income taxes	860,000	—

See accompanying notes to financial statements.

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

(c) Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. The Company reviews its allowance for doubtful accounts monthly including the analysis of historical trends, customer credit worthiness and the aging of receivables. In addition, past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(d) Inventories

Inventories are stated at the lower of cost or market. Cost is determined by a method that approximates the first-in, first-out method. Work in process and finished goods are valued based on underlying costs to manufacture balers which include direct materials, direct and indirect labor, and overhead. The Company reviews inventory for obsolescence on a regular basis.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the for the years ended October 31, 2012 and 2011:

	2012	2011
Beginning balance	$54,859	$49,859
Warranty service provided	(249,449)	(161,455)
New product warranties	238,654	139,782
Changes to pre-existing warranty accruals	15,936	26,673
Ending balance	$60,000	$54,859

(i) Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. The dilutive impact of options outstanding was -0- shares and 59,969 shares for the years ended October 31, 2012 and 2011, respectively.

(j) Stock-Based Compensation

The Company recognizes all stock-based compensation as an expense in the financial statements measured at the fair value of the award at the grant date. In June 2002, the Company granted 250,000 nonqualified stock options to purchase shares of the Company’s common stock. These options, which vested immediately, have an exercise price of $0.30 and a term of 10 years. The Company has no remaining authorized shares available for grant under existing stock option plans. As of October 31, 2012, the Company has no options outstanding to grant under previously authorized plans and no options were issued during the years ended October 31, 2012 or 2011. As all options were fully vested, there was no impact on net income for the years ended October 31, 2012 and 2011. The stock options issued in 2002 were exercised in April, 2011 and 250,000 shares of common stock were issued.

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

(3) Related Party Transactions

The Company has a note receivable from the former president and director totaling $3,673 and $17,826 at October 31, 2012 and 2011, respectively. Interest accrues at the rate of 6% per annum.

The Company has a deferred compensation agreement with the former president and director of the Company for deferred compensation payments. The Company will make deferred compensation payments with a present value of $17,211, payable over the first four months of fiscal 2013. A portion of the deferred compensation payments will be used to repay the outstanding note receivable discussed above.

The statements of income includes interest income on a previous officer and director note receivable of $684 and $1,507 for the years ended October 31, 2012 and 2011, respectively.

Leland E. Boren, a shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Borens controls 51.0% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to American Baler Corporation in the years ending October 31, 2012 and 2011. International Baler purchased no equipment or services from American Baler.

(4) Inventories

Inventories consisted of the following:	2012	2011
Raw materials	$1,638,855	$1,009,648
Work in process	1,356,062	1,429,606
Finished goods	1,200,634	143,846
	$4,195,551	$2,583,100

(5) Property, Plant, and Equipment

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

	2012	2011
Land	$82,304	$82,304
Building and Improvements	1,039,822	1,026,903
Machinery and Equipment	1,694,763	1,596,931
Vehicles	54,866	54,866
	2,871,755	2,761,004
Less accumulated depreciation	1,843,014	1,711,704
	$1,028,741	$1,049,300

Depreciation expense was $131,310 and $88,947 during the years ended October 31, 2012 and 2011, respectively.

(6) Debt

The Company had a $1,000,000 line of credit agreement with CenterState Bank of Florida. The line of credit allowed the Company to borrow against the Company’s accounts receivable, inventory and property, plant and equipment. The line of credit would have accrued interest at the prime rate plus one-quarter percent with a floor of 4.0%. The line of credit had no outstanding balance at October 31, 2012 and October 31, 2011, and the unused line of credit was $1,000,000 at October 31, 2012. This line of credit was terminated in January 2013.

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

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was fatally injured in a workplace accident while an employee of the Company. The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim. The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the Plaintiff the ability to file an amended Complaint. There has been no activity related to this lawsuit since January 2012.

(8) Income Taxes

Income tax benefit attributable to income from continuing operations consists of:

	2012	2011
Current income tax provision:
Federal	$547,619	$21,076
State	93,741	3,115
	641,360	24,191

Deferred income tax provision:	34,056	349,485
Federal	5,830	59,824
State	39,886	409,309
	$681,246	$433,500

The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income taxes are as follows:

	2012	2011
Expected federal income tax expense at
Statutory rate	$642,150	$379,835
State income tax expense, net federal
income tax effect	69,256	41,000
Other - meals and entertainment	6,530	4,753
Other	(36,690)	7,912

Income tax provision	$681,246	$433,500

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. As of October 31, 2012 and 2011, the net deferred tax assets were $189,186 and $191,387, respectively. The Company determined it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets of October 31, 2012 and 2011 and no valuation allowance is deemed necessary. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

The significant components of the net deferred income taxes at October 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets
Inventory Reserve	$76,765	$76,765
Other Reserves and allowences	100,844	117,165
Section 263A	104,038	84,634
Alternative minimum tax credit carryforwards	0	37,685

Total deferred tax assets	281,647	316,249

Deferred tax liabilities
Property, plant, and equipment	(130,146)	(124,862)
Total gross deferred tax liabilities	(130,146)	(124,862)

Net deferred income taxes	$151,501	$191,387

Net federal operating loss carryforwards for income tax purposes were used in their entirety in fiscal 2011. The Company has applied an alternative minimum tax credit carryforward of $37,685 in fiscal 2012.

For the years ended October 31, 2012 and 2011, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended October 31, 2005 through October 31, 2012, the tax years which remain subject to examination by tax jurisdictions as of October 31, 2012.

(9) Employees’ Benefit Plan

The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan during the years ending October 31, 2012 or 2011.

(10) Business and Credit Concentrations

Export sales were approximately 35% and 17% for the years ended October 31, 2012 and 2011, respectively. The principal international markets served by the Company, include Canada, China, Mexico, United Kingdom, India, Korea, Japan, Russia, and Brazil. In 2012, two customers accounted for 14.9% and 12.4% of net sales, respectively, while in 2011, two customers accounted for 13.5% and 12.2% of net sales, respectively. Two customers accounted for 46.8%, and 21.5% respectively, of the Company’s accounts receivable at October 31, 2012 and three customers accounted for 31.0%, 15.5% and 11.1%, respectively, of the Company accounts receivable at October 31, 2011.

(11) Subsequent Events

In January 2013, the Company entered into a line of credit agreement with First Merchants Bank of Muncie, Indiana. The line of credit allows the company to borrow up to $1,650,000 at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%. The line of credit is secured by all assets of the Company and has a term of two years.

