Form 10-Q
period 2013-01-31
INTERNATIONAL BALER CORP
filed 2013-03-13
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

INTERNATIONAL BALER CORPORATION

(Exact name of registrant as specified in its charter)

_________________

Delaware	000-14443	13-2842053
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock February 28, 2013.

INTERNATIONAL BALER CORPORATION

TABLE OF CONTENTS

		PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of January 31, 2013, (unaudited) and October 31, 2012

	Statements of Income Operations for the three months ended January 31, 2013 and 2012 (unaudited).

	Statements of Changes in Stockholders’ Equity for the period from October 31, 2012 to January 31, 2013 (unaudited).

	Statements of Cash Flows for the three months ended January 31, 2013 and 2012 (unaudited).

	Notes to Financial Statements (unaudited)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7

ITEM 4.	CONTROLS AND PROCEDURES	7

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	8

ITEM 5.	OTHER INFORMATION	8

ITEM 6.	EXHIBITS	8

SIGNATURES

CERTIFICATIONS

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	January 31, 2013	October 31, 2012
ASSETS	Unaudited

Current assets:
Cash and cash equivalents	$1,741,825	$1,719,140
Accounts receivable, net of allowance for doubtful accounts
of $65,764 at January 31, 2013 and October 31, 2012	1,163,936	1,435,793
Inventories	3,681,821	4,195,551
Prepaid expense and other current assets	92,456	128,453
Deferred income taxes	151,259	151,259
Total current assets	6,831,297	7,630,196

Property, plant and equipment, at cost:	2,954,867	2,871,755
Less: accumulated depreciation	1,882,014	1,843,014
Net property, plant and equipment	1,072,853	1,028,741

Other assets:
Other assets	1,396	5,000
Deferred income taxes	242	242
Total other assets	1,638	5,242

TOTAL ASSETS	$7,905,788	$8,664,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$615,266	$706,255
Accrued liabilities	248,001	456,313
Current portion of deferred compensation	-	17,211
Customer deposits	426,848	984,962
Total current liabilities	1,290,115	2,164,741

Total liabilities	1,290,115	2,164,741

Commitments and contingencies (Note 8)	-	-

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	-	-
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 shares
issued at January 31, 2013 and October 31, 2012	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	813,097	696,862
	7,297,083	7,180,848

Less: Treasury stock, 1,245,980 shares
at January 31, 2013 and October 31, 2012, at cost	(681,410)	(681,410)

Total stockholders' equity	6,615,673	6,499,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,905,788	$8,664,179

See accompanying notes to Financial Statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 Unaudited

	2013	2012

Net sales:
Equipment	$3,496,627	$3,809,380
Parts and service	399,239	461,415
Total net sales	3,895,866	4,270,795

Cost of sales	3,177,289	3,306,169

Gross profit	718,577	964,626

Operating expense:
Selling expense	252,821	163,402
Administrative expense	272,347	223,067
Total operating expense	525,168	386,469

Operating income	193,409	578,157

Other income (expense):
Interest income	430	1,666
Interest expense	(3,604)	-
Total other income (expense)	(3,174)	1,666

Income before income taxes	190,235	579,823

Income tax provision	74,000	224,000

Net income	$116,235	$355,823

Basic income per share	$0.02	$0.07

Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2013
UNAUDITED

	Common Stock				Treasury Stock

	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCK- HOLDERS' EQUITY

Balance at October 31, 2012	6,429,875	$64,299	$6,419,687	$696,862	1,245,980	$(681,410)	$6,499,438

Net Income	-	-	-	116,235	-	-	116,235

Balance at January 31, 2013	6,429,875	$64,299	$6,419,687	$813,097	1,245,980	$(681,410)	$6,615,673

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012
UNAUDITED

	2013	2012

Cash flow from operating activities:
Net income	$116,235	$355,823
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	42,604	35,102
Changes in operating assets and liabilities:
Accounts receivable	271,857	(576,623)
Inventories	513,730	(985,023)
Prepaid expenses and other assets	32,324	34,803
Accounts payable	(90,989)	540,454
Accrued liabilities and deferred compensation	(225,523)	52,805
Customer deposits	(558,114)	600,573
Net cash provided by operating activities	102,124	57,914

Cash flows from investing activities:
Proceeds from notes receivable from former Director	3,673	3,538
Purchase of property and equipment	(83,112)	(12,916)
Net cash used in investing activities	(79,439)	(9,378)

Net increase in cash and cash equivalents	22,685	48,536

Cash and cash equivalents at beginning of period	1,719,140	2,875,149

Cash and cash equivalents at end of period	$1,741,825	$2,923,685

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$—	—
Income taxes	—	40,000

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Business:

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013. The accompanying balance sheet as of October 31, 2012 was derived from the audited financial statements as of October 31, 2012.

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

(d)	Warranties and Service:

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

Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

	2013	2012
Beginning balance	$60,000	$54,859
Warranty service provided	(32,681)	(59,746)
New product warranties	34,966	57,140
Changes to pre-existing warranty accruals	(2,285)	7,606
Ending balance	$60,000	$59,859

(e)	Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

4.	Related Party Transactions:

The Company had a note receivable from its former president and director totaling $3,673 at October 31, 2012, which was paid in full at January 31, 2013. Interest accrued at the rate of 6% per annum.

The Company had an agreement with the former president and director of the Company for deferred compensation payments. The Company made payments of $5,813 per month through January 2013. A portion of the payments were used to repay the outstanding note receivable discussed above.

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 51.0% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from, The American Baler Company for the three months ended January 31, 2013 or in fiscal year ended October 31, 2012.

5.	Inventories:

Inventories consisted of the following:

	January 31, 2013	October 31, 2013
Raw materials	$1,574,125	$1,638,855
Work in process	1,743,062	1,356,062
Finished goods	364,634	1,200,634
	$3,681,821	$4,195,551

6.	Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%. The line of credit is secured by all assets of the Company and has a term of two years. The line of credit had no outstanding balance at January 31, 2013

7.	Income Taxes:

As of January 31, 2013, the Company’s anticipated annual effective tax rate is 39%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income tax is primarily the result of state income tax expense and permanent deductible differences.

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of January 31, 2013 and at October 31, 2012 is $0. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of January 31, 2013 and October 31, 2012, net deferred tax assets were $151,501.

8.	Commitments and Contingencies:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our unaudited financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations: Three Month Comparison

In the first quarter ended January 31, 2013, the Company had net sales of $3,865,866, compared to net sales of $4,270,795 in the first quarter of fiscal 2012, a decrease of 8.8%. The decrease in sales was the result of a slowdown in the demand for balers for recycling. The Company sold four synthetic rubber balers in the first quarter of 2013 versus six in the first quarter of fiscal 2012.

The Company had net income of $116,235 in the first quarter, compared to net income of $355,823 in the first quarter of 2012. The lower net income was the result of the lower level of shipments in the first quarter of the current fiscal year. Also, the Company had higher costs for sales salaries due to the addition of two regional sales managers and higher cost for general liability insurance.

The sales order backlog was $ 2,760,000 at January 31, 2013 and $7,800,000 at January 31, 2012.

Financial Condition and Liquidity:

Net working capital at January 31, 2013 was $5,541,182, as compared to $5,465,455 at October 31, 2012. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first three months of fiscal 2013 were 31.9 days, as compared to 28.4 days in the first three months of fiscal 2012. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 91.25).

During the three months ended January 31, 2013 and 2012, the Company made additions to plant and equipment of $83,112 and $12,916, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana. The line of credit allows the company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%. The line of credit and the Company’s previous line of credit is secured by all assets of the Company and has a term of two years. The line of credit had no outstanding balance at January 31, 2013 and October 31, 2012, respectively, and the unused line of credit was $1,650,000 at January 31, 2013.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATON

None.

ITEM 6. EXHIBITS

The following exhibits are submitted herewith:

Exhibit No.	Description
31.1	Certification of D. Roger Griffin, Chief Executive Officer, pursuant to Rule 13a–14(a)/15d-14(a).

31.2	Certification of William E. Nielsen, Chief Financial Officer, pursuant to Rule 13a–14(a)/15d-14(a).

32.1	Certification of D. Roger Griffin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William E. Nielsen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

INTERNATIONAL BALER CORPORATION

Date: March 13th 2013	International Baler
By: /s/ D. Roger Griffin
D. Roger Griffin Chief Executive Officer

Date: March 13th 2013	International Baler
By: /s/ William E. Nielsen
D. William E. Nielsen Chief Financial Officer