Form 10-Q
period 2013-04-30
INTERNATIONAL BALER CORP
filed 2013-06-13
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☐     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐     No  X

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock May 31, 2013.

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS
	April 30, 2013	October 31, 2012
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$1,517,702	$1,719,140
Accounts receivable, net of allowance for doubtful accounts
of $65,764 at April 30, 2013 and October 31, 2012	889,976	1,435,793
Inventories	4,459,013	4,195,551
Prepaid expense and other current assets	106,683	128,453
Deferred income taxes	151,259	151,259
Total current assets	7,124,633	7,630,196
Property, plant and equipment, at cost:	2,975,717	2,871,755
Less: accumulated depreciation	1,910,514	1,843,014
Net property, plant and equipment	1,065,203	1,028,741
Other assets:
Other assets	1,396	5,000
Deferred income taxes	242	242
Total other assets	1,638	5,242
TOTAL ASSETS	$8,191,474	$8,664,179
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$861,277	$706,255
Accrued liabilities	289,287	456,313
Current portion of deferred compensation	-	17,211
Customer deposits	412,511	984,962
Total current liabilities	1,563,075	2,164,741
Total liabilities	1,563,075	2,164,741
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	-	-
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 shares
issued at April 30, 2013 and October 31, 2012	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	825,823	696,862
	7,309,809	7,180,848
Less: Treasury stock, 1,245,980 shares
at April 30, 2013 and October 31, 2012, at cost	(681,410)	(681,410)

Total stockholders' equity	6,628,399	6,499,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,191,474	$8,664,179
See accompanying notes to financial statements

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2013 AND 2012
UNAUDITED

	Three Months		Six Months
	2013	2012	2013	2012
Net sales:
Equipment	$2,305,804	$4,135,769	$5,802,431	$7,945,149
Parts and service	625,783	498,190	1,025,022	959,605
Total net sales	2,931,587	4,633,959	6,827,453	8,904,754

Cost of sales	2,440,762	3,537,450	5,618,051	6,843,619

Gross profit	490,825	1,096,509	1,209,402	2,061,135

Operating expense:
Selling expense	246,198	204,548	499,019	367,950
Administrative expense	226,541	240,507	498,888	463,574
Total operating expense	472,739	445,055	997,907	831,524

Operating income	18,086	651,454	211,495	1,229,611
Other income (expense):
Interest income	140	1,555	570	3,221
Interest expense	-	-	(3,604)	-
Total other income (expense)	140	1,555	(3,034)	3,221

Income before income taxes	18,226	653,009	208,461	1,232,832

Income tax provision	5,500	254,000	79,500	478,000

Net income	12,726	$399,009	$128,961	$754,832

Income per share	0.00	$0.08	$0.02	$0.15

Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2013
UNAUDITED
	Common Stock				Treasury Stock

	NUMBER		ADDITIONAL		NUMBER		TOTAL
	OF SHARES	PAR	PAID-IN	RETAINED	OF		STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	EARNINGS	SHARES	COST	EQUITY

Balance at October 31, 2012	6,429,875	$64,299	$6,419,687	$696,862	$1,245,980	$-681,410	$6,499,438

Net Income	-	-	-	128,961	-	-	128,961

Balance at April 30, 2013	6,429,875	$64,299	$6,419,687	$825,823	$1,245,980	$-681,410	$6,628,399

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012
UNAUDITED

	2013	2012

Cash flow from operating activities:
Net income	$128,961	$754,832
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	71,104	70,202
Changes in operating assets and liabilities:
Accounts receivable	545,817	(431,270)
Inventories	(263,462)	(1,648,169)
Prepaid expenses and other assets	18,097	(4,815)
Accounts payable	155,022	516,203
Accrued liabilities and deferred compensation	(184,237)	(101,924)
Customer deposits	(572,451)	356,811
Net cash used in operating activities	(101,149)	(488,130)

Cash flows from investing activities:
Proceeds from notes receivable from former Director	3,673	7,077
Purchase of property and equipment	(103,962)	(108,364)
Net cash used in investing activities	(100,289)	(101,287)

Net decrease in cash and cash equivalents	(201,438)	(589,417)

Cash and cash equivalents at beginning of period	1,719,140	2,875,149

Cash and cash equivalents at end of period	$1,517,702	$2,285,732

Supplemental disclosure of cash flow information:
Cash paid during period for:
Income taxes	$-	$440,000

See accompanying notes to financial statements.

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

The Company’s customers include recycling facilities, distribution centers, textile mills, and companies which generate the materials for baling and recycling. The Company sells its products worldwide with annual sales outside the United States ranging from 10% to 35%.

2.	Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013. The accompanying balance sheet as of October 31, 2012 was derived from the audited financial statements as of October 31, 2012.

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

(d) Warranties and Service:

The Company typically warrants its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at the Company’s Jacksonville, Florida, facility, by on-site service provided by Company personnel who are based in Jacksonville, Florida or by local service agents who are engaged as needed. The Company maintains an accrued liability for expected warranty claims. The warranty accrual is based on historical warranty costs, the quantity and types of balers currently under warranty, and known warranty issues.

Following is a tabular reconciliation of the changes in the warranty accrual for the six-month period ended April 30:

	2013	2012
Beginning balance	$ 60,000	$ 54,859
Warranty service provided	(91,506)	(121,250)
New product warranties	90,000	119,177
Changes to pre-existing warranty accruals	1,506	7,214
Ending balance	$ 60,000	$ 60,000

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

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 51.0% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from, The American Baler Company for the six months ended April 30, 2013 or in fiscal year ended October 31, 2012.

5. Inventories:

Inventories consisted of the following:

	April 30, 2013	October 31, 2012
Raw materials	$ 1,636,817	$ 1,638,855
Work in process	2,454,062	1,356,062
Finished goods	368,134	1,200,634
	$ 4,459,013	$ 4,195,551

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%. The line of credit is secured by all assets of the Company and has a term of two years. The line of credit had no outstanding balance at April 30, 2013

7. Income Taxes:

As of April 30, 2013, the Company’s anticipated annual effective tax rate is 39%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income tax is primarily the result of state income tax expense and permanent deductible differences.

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of April 30, 2013 and at October 31, 2012 is $0. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of April 30, 2013 and October 31, 2012, net deferred tax assets were $151,501.

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

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was injured in a workplace accident while an employee of the Company. The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim. The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the Plaintiff the ability to file an amended Complaint and no further action has been taken by the Plaintiff.

While the outcome of this lawsuit is uncertain, based upon information currently available, the Company believes it is highly unlikely that the results of this claim against the Company will have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company has accrued the amount of its insurance deductible in relation to this lawsuit.

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

Results of Operations: Three Month Comparison

In the second quarter ended April 30, 2013, the Company had net sales of $2,931,587, compared to net sales of $4,633,959 in the second quarter of fiscal 2012, a decrease of 36.7%. The decrease in sales was the result of lower shipments of synthetic rubber balers in the second quarter. The Company sold no synthetic rubber balers in the second quarter of 2013 versus five in the second quarter of fiscal 2012.

The Company had net income of $12,726 in the second quarter, compared to net income of $399,009 in the second quarter of 2012. The lower net income was the result of the lower level of shipments in the second quarter of the current fiscal year. Also, the Company had higher costs for sales salaries due to the addition of two regional sales managers and higher cost for general liability insurance.

Results of Operations: Six month comparison

The Company had net sales of $6,827,453 in the first six months of fiscal 2013, compared to net sales of $ 8,904,754 in the same period of fiscal 2012, a decrease of 23.3%. The decrease in sales was the result of lower shipments of synthetic rubber balers. The Company shipped four rubber balers in the first six months of 2013 versus eleven in the first six months of 2012.

The Company had a net income of $128,961 in the first six months of 2013 compared to net income of $754,832 in the first half of 2012. Selling and administrative expenses were higher in the first half of 2013 due to the addition of two regional sales managers and higher cost for general liability insurance.

The sales order backlog was $9,500,000 at April 30, 2013 and $6,830,000 at April 30, 2012.

Financial Condition and Liquidity:

Net working capital at April 30, 2013 was $5,561,558, as compared to $5,465,455 at October 31, 2012. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first six months of fiscal 2013 were 32.7 days, as compared to 29.9 days in the first six months of fiscal 2012. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 181).

During the six months ended April 30, 2013 and 2012, the Company made additions to plant and equipment of $103,962 and $108,364, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana. The line of credit allows the company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%. The line of credit is secured by all assets of the Company and has a term of two years.

The line of credit and the Company’s previous line of credit had no outstanding balance at April 30, 2013 and October 31, 2012, respectively, and the unused line of credit was $1,650,000 at April 30, 2013.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was injured in a workplace accident while an employee of the Company. The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim. The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the Plaintiff the ability to file an amended Complaint and no further action has been taken by the Plaintiff. In May 2013, the Company deposed the wife of the former employee in an effort to show this case lacks sufficient merit and file a motion for summary judgement.

In order to prevail and get around Workers Compensation Immunity, the Plaintiff is required to prove that the Company knew with “virtual certainty” that the worker would be seriously injured or killed. The elements proving this are very difficult to sustain and often courts rule in favor of employers on this issue.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of the Company was held on April 23, 2013.

(b)	The first item voted on was the election of Directors. William E. Nielsen, John J. Martorana and Lael E. Boren were elected as Class llI Directors of the Company whose terms will expire in three (3) years at the annual meeting of stockholders to be held in 2016. The results of the voting were as follows: 3,672,780 votes for William E. Nielsen and 4,900 withheld, and 3,673,080 for John J. Martorana and 4,600 withheld, and 3,672,456 votes for Lael E. Boren and 5,224 withheld.

(c)	The next item of business was the proposal to ratify the appointment of The GriggsGroup, CPAs, the independent registered public accounting firm of the Company, for the fiscal year ending October 31, 2013. The results of the voting were as follows:

4,952,888	Votes for the resolution,
0	votes against and
3,450	votes abstained.

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

Dated: June 13, 2013

Dated:

INTERNATIONAL BALER CORPORATION

BY: /s/D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

BY: /s/William E. Nielsen
William E. Nielsen
Chief Financial Officer

Exhibit 31.1

I, D. Roger Griffin, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 of International Baler Corp.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.
(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting, and

5. The registrants certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: June 13, 2013

BY: /s/D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

Exhibit 31.2

I, William E. Nielsen, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 of International Baler Corp.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4	The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.
(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting, and

5. The registrants certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(c)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(d)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: June 13, 2013

BY: /s/William E. Nielsen
William E. Nielsen
Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report of International Baler Corp. on Form 10-Q for the quarter ended April 30, 2013 (the “Report”);

To the best of my knowledge, the Report (i) fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of International Baler Corporation during the period covered by this Report.

Dated: June 13, 2013

BY: /s/D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

Exhibit 32.2

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report of International Baler Corp. on Form 10-Q for the quarter ended April 30, 2013 (the “Report”);

To the best of my knowledge, the Report (i) fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of International Baler Corporation during the period covered by this Report.

Dated: June 13, 2013

BY: /s/William E. Nielsen
William E. Nielsen
Chief Financial Officer