Form 10-Q
period 2013-07-31
INTERNATIONAL BALER CORP
filed 2013-09-13
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

  ☐   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2013

or

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock August 31, 2013

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	July 31, 2013	October 31, 2012
ASSETS	Unaudited

Current assets:
Cash and cash equivalents	$552,122	$1,719,140
Accounts receivable, net of allowance for doubtful accounts
of $65,764 at July 31, 2013 and October 31, 2012	1,507,869	1,435,793
Inventories	6,541,471	4,195,551
Prepaid expense and other current assets	95,942	128,453
Deferred income taxes	151,259	151,259
Total current assets	8,848,663	7,630,196

Property, plant and equipment, at cost:	3,046,952	2,871,755
Less: accumulated depreciation	1,943,281	1,843,014
Net property, plant and equipment	1,103,671	1,028,741

Other assets:
Other assets	1,256	5,000
Deferred income taxes	242	242
Total other assets	1,498	5,242
TOTAL ASSETS	$9,953,832	$8,664,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving promissory note	$468,494	$—
Accounts payable	1,460,320	706,255
Accrued liabilities	288,329	456,313
Current portion of deferred compensation	—	17,211
Customer deposits	1,078,716	984,962
Total current liabilities	3,295,859	2,164,741
Total liabilities	3,295,859	2,164,741

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 shares
issued at July 31, 2013 and October 31, 2012	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	855,397	696,862
	7,339,383	7,180,848
Less: Treasury stock, 1,245,980 shares
at July 31, 2013 and October 31, 2012, at cost	(681,410)	(681,410)
Total stockholders' equity	6,657,973	6,499,438
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,953,832	$8,664,179
See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2013 AND 2012
UNAUDITED
	Three Months		Nine Months

	2013	2012	2013	2012
Net sales:
Equipment	$2,664,441	$4,666,461	$8,466,872	$12,611,610
Parts and service	500,057	426,692	1,525,079	1,386,297
Total net sales	3,164,498	5,093,153	9,991,951	13,997,907

Cost of sales	2,662,221	4,023,479	8,280,272	10,867,098

Gross profit	502,277	1,069,674	1,711,679	3,130,809

Operating expense:
Selling expense	221,505	185,376	720,524	553,326
Administrative expense	233,369	278,112	732,257	741,686
Total operating expense	454,874	463,488	1,452,781	1,295,012

Operating income	47,403	606,186	258,898	1,835,797

Other income (expense):
Interest income	171	1,392	741	4,613
Interest expense	—	—	(3,604)	—
Total other income (expense)	171	1,392	(2,863)	4,613

Income before income taxes	47,574	607,578	256,035	1,840,410

Income tax provision	18,000	237,000	97,500	715,000

Net income	$29,574	$370,578	$158,535	$1,125,410

Income per share	$0.01	$0.07	$0.03	$0.22

Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED July 31, 2013
UNAUDITED

	Common Stock				Treasury Stock

	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCK- HOLDERS' EQUITY

Balance at October 31, 2012	6,429,875	$64,299	$6,419,687	$696,862	1,245,980	$(681,410)	$6,499,438

Net Income	—	—	—	158,535	—	—	158,535

Balance at July 31, 2013	6,429,875	$64,299	$6,419,687	$855,397	1,245,980	$(681,410)	$6,657,973

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2013 AND 2012
UNAUDITED

	2013	2012

Cash flow from operating activities:
Net income	$158,535	$1,125,410
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	103,871	104,294
Provision for doubtful accounts	—	15,000
Changes in operating assets and liabilities:
Accounts receivable	(72,076)	30,145
Inventories	(2,345,920)	(1,398,054)
Prepaid expenses and other assets	28,978	(63,283)
Accounts payable	754,065	419,380
Accrued liabilities and deferred compensation	(185,195)	20,274
Customer deposits	93,754	(272,087)
Net cash used in operating activities	(1,463,988)	(18,921)

Cash flows from investing activities:
Proceeds from notes receivable from former Director	3,673	10,615
Purchase of property and equipment	(175,197)	(108,364)
Net cash used in investing activities	(171,524)	(97,749)

Cash flows from financing activities
Advances from revolving promissory note	468,494	—
Net cash provided by financing activities	468,494	—

Net decrease in cash and cash equivalents	(1,167,018)	(116,670)

Cash and cash equivalents at beginning of period	1,719,140	2,875,149

Cash and cash equivalents at end of period	$552,122	$2,758,479

Supplemental disclosure of cash flow information:
Cash paid during period for:
Income taxes	$—	$640,000
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business:

International Baler Corporation (the “Company”) is a manufacturer of baling equipment which is designed to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste. More sophisticated applications include baling of textile materials, fibers and synthetic rubber. The Company offers a wide variety of balers, standard models as well as custom models, and conveyors to meet specific customer requirements.

The Company’s customers include recycling facilities, distribution centers, textile mills, and companies which generate the materials for baling and recycling. The Company sells its products worldwide with annual sales outside the United States typically ranging from 10% to 35%.

2.	Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013. The accompanying balance sheet as of October 31, 2012 was derived from the audited financial statements as of October 31, 2012.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the nine-month period ended July 31:

	2013	2012
Beginning balance	$60,000	$54,859
Warranty service provided	(170,718)	(188,030)
New product warranties	169,337	189,174
Changes to pre-existing warranty accruals	1,381	3,997
Ending balance	$60,000	$60,000

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

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 51.0% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from, The American Baler Company for the nine months ended July 31, 2013 or in fiscal year ended October 31, 2012.

5. Inventories:

Inventories consisted of the following:

	July 31, 2013	October 31, 2012
Raw materials	$1,935,275	$1,638,855
Work in process	4,109,062	1,356,062
Finished goods	497,134	1,200,634
	$6,541,471	$4,195,551

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%. The line of credit is secured by all assets of the Company and has a term of two years. The line of credit and the Company’s previous line of credit had an outstanding balance of $468,494 at July 31, 2013 and no outstanding balance at October 31, 2012.

7. Income Taxes:

As of July 31, 2013, the Company’s anticipated annual effective tax rate is 39%. The difference between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income tax is primarily the result of state income tax expense and permanent deductible differences.

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of July 31, 2013 and at October 31, 2012 is $0. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of July 31, 2013 and October 31, 2012, net deferred tax assets were $151,501.

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

Results of Operations: Three Month Comparison

In the third quarter ended July 31, 2013, the Company had net sales of $3,164,498, compared to net sales of $5,093,153 in the third quarter of fiscal 2012, a decrease of 37.9%. The decrease in sales was the result of lower shipments of synthetic rubber balers in the third quarter. The Company sold one synthetic rubber baler in the third quarter of fiscal 2013 versus six in the third quarter of fiscal 2012.

The Company had net income of $29,574 in the third quarter, compared to net income of $370,578 in the third quarter of fiscal 2012. The lower net income was the result of the lower level of shipments in the third quarter of the current fiscal year. Also, the Company had higher costs for sales salaries due to the addition of a regional sales manager in the fourth quarter of fiscal 2012.

Results of Operations: Nine Month Comparison

The Company had net sales of $9,991,951 in the first nine months of fiscal 2013, compared to net sales of $13,997,907 in the same period of fiscal 2012, a decrease of 28.6%. The decrease in sales was the result of lower shipments of synthetic rubber balers. The Company shipped five rubber balers in the first nine months of fiscal 2013 versus seventeen in the first nine months of fiscal 2012.

The Company had a net income of $158,535 in the first nine months of fiscal 2013 compared to net income of $1,125,410 in the nine months of fiscal 2012. Selling and administrative expenses were higher in the first nine months of fiscal 2013 due to the addition of two regional sales managers and higher cost for general liability insurance.

The sales order backlog was $8,700,000 at July 31, 2013 and $5,320,000 at July 31, 2012. This increase in the Company’s sales order backlog resulted in an increase in inventory and current liabilities.

Financial Condition and Liquidity:

Net working capital at July 31, 2013 was $5,552,804, as compared to $5,465,455 at October 31, 2012. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first nine months of fiscal 2013 were 34.7 days, as compared to 28.2 days in the first nine months of fiscal 2012. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 273).

During the nine months ended July 31, 2013 and 2012, the Company made additions to plant and equipment of $175,197 and $108,364, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered inot on January 7, 2013. The line of credit allows the company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%. The line of credit is secured by all assets of the Company and has a term of two years.

The line of credit and the Company’s previous line of credit had an outstanding balance at July 31, 2013 of $468,494 and no outstanding balance at October 31, 2012. The unused line of credit was $1,181,506 at July 31, 2013.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In order for the Plaintiff to prevail and to circumvent Workers Compensation Immunity, the Plaintiff is required to prove that the Company knew with “virtual certainty” that the worker would be seriously injured or killed. The elements proving this are very difficult to sustain and often courts rule in favor of employers on this issue.

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

Dated: September 13, 2013

INTERNATIONAL BALER CORPORATION

BY:	/s/D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

BY:	/s/William E. Nielsen
William E. Nielsen
Chief Financial Officer