Form 10-K
period 2013-10-31
INTERNATIONAL BALER CORP
filed 2014-01-28
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2013

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

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (April 30, 2013 closing price $1.92) : $4,111,373

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (January 15, 2014): 5,183,895

PART I

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

General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $500,000. General purpose baler sales constituted approximately 50% and 53% of net sales for the fiscal years ended October 31, 2013 and 2012, respectively.

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

Specialty balers range in price from approximately $5,000 to $550,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 35% and 36% of net sales for the fiscal years ended October 31, 2013 and 2012, respectively.

Accessory Equipment

The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. This equipment includes conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. For 2013 and 2012, accessory equipment did not represent a significant percentage of net sales.

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

IBC has a sales force of five (5) employees, including two regional sales managers, who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately 60% of sales are made through manufacturer's representatives and dealers. Sales made through the Company’s dealers are generally discounted and sales are recorded net of the discount amount. Occasionally sales are made with a commission payment, selling expense, through a representative who is not a dealer.

The Company's general purpose balers are sold throughout the United States to such end users as waste producing retailers, manufacturing and fabricating plants, bulk material producers, and solid waste recycling facilities. Specialty balers are sold worldwide, including Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. During fiscal 2013, foreign sales amounted to $6,876,429 or approximately 42.8% of the Company’s net sales while in fiscal 2012, foreign sales amounted to $6,336,000, approximately 36% of the Company’s net sales. In 2013, 13.2% of the Company’s total sales were to Saudi Arabia. The higher foreign sales in 2013 were the result of higher rubber baler sales.

During fiscal 2013 and fiscal 2012, IBC had sales to more than 300 customers. In fiscal 2013, three customers accounted for 17.3%, 13.6% and 13.2% of total net sales, respectively, while in 2012, two customers accounted for 14.9% and 12.4% of net sales, respectively.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2013 were $7,600,000 and at October 31, 2012 were $3,875,000. The Company generally delivers its orders within four (4) months of the date booked.

Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented 14.6 % and 10.7% of the Company’s net sales for fiscal 2013 and 2012, respectively.

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

Employees

As of October 31, 2013, the Company employed 60 full-time employees as follows: 5 in management and supervision: 9 in sales and service; 41 in manufacturing; and, 5 in administration.

Available Information

The Company is a reporting company, as that term is defined under the Securities Acts, and therefore, files reports, including, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and other information with the Securities and Exchange Commission (the “Commission”). In addition, the Company will provide, without charge to its stockholders, upon written or oral request by such stockholder, a copy of any information referred to herein that is incorporated by reference except exhibits to such information that are incorporated by reference unless the exhibits are themselves specifically incorporated by reference. All such requests should be directed to William E. Nielsen, at International Baler Corp., 5400 Rio Grande Avenue, Jacksonville, Florida 32254, telephone number (904) 358-3812.

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

ITEM 2. PROPERTIES

IBC is the owner of the buildings and property located at 5400 Rio Grande Avenue, Jacksonville, Florida. The building contains approximately 62,000 square feet and is situated on eight (8) acres. IBC manufactures all of the Company's products at this location. The property has no mortgage. However, the Company’s primary lender, First Merchants Bank of Muncie, Indiana, has a security interest in the property as part of the collateral for the line of credit which it provides to the Company. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was fatally injured in a workplace accident while an employee of the Company. The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim. The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the plaintiff the ability to file an amended complaint, and no further action has been taken by the plaintiff.

While the outcome of this lawsuit is uncertain, based upon information currently available, the Company believes it is highly unlikely that the results of this claim against the Company will have a material adverse effect on the Company’s financial apposition, results of operations or cash flows. The Company has accrued the amount of its insurance deductible in relation to this lawsuit.

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties. The Plaintiff has demanded $338,248 plus interest and costs to settle this claim. The Company intends to defend this lawsuit and file a counterclaim against the plaintiff for $40,916 along with reimbursement of expenses and lost profits.

While the outcome of this lawsuit is uncertain, based upon information currently available, the Company believes it is highly unlikely that the results of this claim against the Company will have a material adverse effect on the company’s financial apposition, results of operations and cash flows.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol IBAL. As of October 31, 2013, the number of shareholders of record of the Company's Common Stock was approximately 500, and management believes that there are approximately 900 beneficial owners of the Company’s common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2013 and 2012, are set forth below.

Fiscal Year Ended
October 31, 2012	High	Low

First Quarter	$ 1.54	$ 1.15
Second Quarter	2.90	1.31
Third Quarter	2.90	2.20
Fourth Quarter	2.89	1.60

Fiscal Year Ended
October 31, 2013	High	Low

First Quarter	$ 2.50	$ 1.90
Second Quarter	2.00	1.52
Third Quarter	1.92	1.50
Fourth Quarter	1.70	1.52

The Company has paid no dividends since its inception. Other than the requirement of the Delaware Corporation law that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay dividends.

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

Recent Sales of Unregistered Securities

During the past two years ended October 31, 2013, the Company has not sold any unregistered securities.

Purchases of Equity Securities

During the fiscal year ended October 31, 2013, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

Securities authorized for issuance under equity compensation plans

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

Results of Operations

For the fiscal year ending October 31, 2013, net sales were $16,082,938 compared to $17,819,945 in fiscal 2012, a decrease of 9.7%. The decrease in net sales was the result of lower shipments of synthetic rubber balers, thirteen in fiscal 2013 versus twenty in 2012, and lower shipments of auto-tie balers in 2013. The lower shipments of auto-tie balers were the result of lower demand for balers for cardboard throughout the domestic markets in 2013. The market for rubber balers continues to be strong and the lower shipments in 2013 are related to the scheduling of the orders in 2013 and 2014.

The Company had pre-tax income of $1,035,491 in fiscal 2013, compared to pre-tax income of $1,888,676 in fiscal 2012, a decrease of 45.2%. The decrease in income was the result of the lower shipments and higher selling expenses in the current fiscal year. Selling expenses were $971,387 in fiscal 2013 versus $802,864 in the prior fiscal year, primarily due to the addition of two regional sales managers in the third and fourth quarters of fiscal 2012.

Liquidity and Capital Resources

The Company’s working capital at October 31, 2013 was $6,048,952 as compared to $5,465,455 at October 31, 2012. The increase in net working capital was primarily due to higher inventory and accounts receivable resulting from the increased operating activity in the fourth quarter of fiscal 2013.

Average days sales outstanding (DSO) in fiscal 2013 were 36.8 days as compared to 30.1 days in fiscal 2012. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by twelve, and dividing that result by the average day’s sales for the period (period sales ÷ 365).

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allowed the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%. The line of credit is secured by all assets of the Company and has a term of two years. The line of credit and the Company’s previous line of credit had an outstanding balance of $1,648,649 at October 31, 2013 and no outstanding balance at October 31, 2012. In 2013 The Company used the line of credit for inventory requirements primarily for three rubber baler orders with a sales value of over $6,500,000 at the end of fiscal 2013 and the beginning of fiscal 2014.

In fiscal 2013 the Company made additions of $227,191 to its buildings and manufacturing equipment, compared to additions of $110,751 in fiscal 2012. There are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

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

Management believes the estimates used in determining the allowance for warranties are critical accounting estimates because changes in the estimate could have a material impact on operating results.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the deferred tax assets at October 31, 2013 and 2012 as management believes it will fully utilize them. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. There were no accruals for uncertain tax positions at October 31, 2013 or 2012.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of and for the year ended October 31, 2013.

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

(b)	Changes in Internal Control over Financial Reporting

During the year ended October 31, 2013, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The current executive officers and directors of the Company are as follows:

NAME	Age	Positions Held	Date of Initial Election or Designation

Roger Griffin	52	Director	4/21/2008
5400 Rio Grande Ave.		President &
Jacksonville, FL 32254		Chief Executive Officer

Lael E. Boren	45	Director	4/15/2011
1909 S. Main Street
Upland, IN 46989

Leland E. Boren	90	Director	3/9/2005
1909 S. Main Street
Upland, IN 46989

Ronald L. McDaniel	74	Director	5/16/2006
Western-Cullen-Hayes, Inc.		Chairman of the Board
2700 West 36th Place
Chicago, IL 60632

William E. Nielsen	66	Director	11/20/1997
5400 Rio Grande Ave.		Chief Financial Officer	6/14/1994
Jacksonville, FL 32254

Matthew M. Price	46	Director	5/11/2007
Bingham Greenbaum Doll, LLP
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

John J. Martorana	63	Director	1/5/2009
5148 Hanover Lane
Lakeland, FL 33817

Martha R. Songer	57	Director	1/30/2012
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

During fiscal 2013 the Board of Directors met four times.

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

Leland E. Boren is the Chairman, Chief Executive Officer and President of Avis Industrial Corporation located in Upland, Indiana. He is also President and CEO of PHD, Inc., Ft. Wayne, Indiana and has held this position since 2010. From 1945 through 1971, Mr. Boren was employed by The Pierce Company (formerly The Pierce Governor Company) in various capacities. He became President of The Pierce Governor Company in 1958. The Pierce Company merged with Avis Industrial Corporation in 1971 and Mr. Boren became President of Avis at that time.

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

Lael E. Boren has served as general manager and president of various organizations including Badger Equipment Company and The Pierce Company. Prior to that, Mr. Boren owned an electronics business in Muncie and Marion, Indiana. He attended Ball State University. Mr. Boren is the son of Leland E. Boren, also a director of the company.

Martha R. Songer is Vice President and Assistant to the President at Avis Industrial Corporation in Upland, Indiana and has been in this position since 2012. Prior to that Ms. Songer was Alumni Director at Taylor University also in Upland, Indiana. Ms. Songer received a Bachelor of Science from Taylor University in 1978 and a Master of Science in Management in 2002 from Indiana Wesleyan University.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

In fiscal 2013, none of the Company’s officers, directors, and beneficial owners of more than ten percent of the company’s common stock were delinquent in filing of any of their Form 3, 4, and 5 reports.

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

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE
Long Term Awards
Annual Compensation
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNAL COMPENSATION ($)	NUMBER OF OPTIONS	ALL OTHER COMPENSATION	TOTAL COMPENSATION
Roger Griffin	2013	130,000	100,000	-0-	-0-	-0-	230,000
President & CEO	2012	130,000	150,000	-0-	-0-	-0-	280,000

William E Nielsen	2013	134,000	35,000	-0-	-0-	-0-	169,000
Chief Financial Officer	2012	134,000	40,000	-0-	-0-	-0-	174,000

Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None

None of the Company’s other Executive Officers earned compensation in fiscal 2013 and 2012 in excess of $100,000 for services rendered to the Company in any capacity.

Option Grants and Exercises in Last Fiscal Year

No options were granted during fiscal 2013 to the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for fiscal 2013.

Compensation of Directors

The Board of Directors of the Company compensated non-employee directors $1,500 per month, together with direct out-of-pocket expenses incurred to attend meetings. In December 2013 the Board of Directors resolved to compensate non-employee directors $3,000 per month.

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

Director Compensation for Fiscal 2013
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non Equity Incentive Plan and Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Ronald L. McDaniel	18,000	-0-	-0-	-0-	-0-	-0-	18,000
Matthew M. Price	18,000	-0-	-0-	-0-	-0-	-0-	18,000
Lael E. Boren	18,000	-0-	-0-	-0-	-0-	-0-	18,000
Leland Boren	18,000	-0-	-0-	-0-	-0-	-0-	18,000
John J. Martorana	18,000	-0-	-0-	-0-	-0-	-0-	18,000
Martha R. Songer	18,000	-0-	-0-	-0-	-0-	-0-	18,000

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

Compensation Committee Report

The Compensation Committee reviews with management the Compensation Discussion & Analysis section of the Company’s 2013 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for 2013 and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

The Compensation Committee

Ronald L. McDaniel

John J. Martorana

Lael E. Boren

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2013 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2013 with these computations based on 5,183,895 shares of common stock being outstanding at that time.

NAME AND ADDRESS OF BENEFCIAL OWNER	TITLE HELD	AMOUNT OF BENEFICIAL OWNERSHIP[1]	APPROXIMATE PERCENT OF CLASS

Roger Griffin	President & CEO	14,600	0.30%
5400 Rio Grande Ave.
Jacksonville, FL 32254

Estate of:
LaRita R. Boren		2,413,853	46.60%
1909 S. Main Street
Upland, IN 46989

Leland E. Boren	Director	220,043	4.20%
1909 S. Main Street
Upland, IN 46989

John Martorana	Director	19,995	0.40%
5148 Hanover Lane
Lakeland, FL 33817

Ronald L. McDaniel	Director	None	-0-
Western-Cullen-Hayes, Inc.
2700 W. 36th Place
Chicago, IL 60632

William E. Nielsen	Director	250,000	4.80%
5400 Rio Grande Avenue	Chief Financial
Jacksonville, FL 32254	Officer

Matthew M. Price	Director	None	-0-
Bingham Greenbaum Doll, LLP
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

Alexander C. Toppan	Stockholder	617,528[2]	11.90%
40 Spectacle Ridge Road
South Kent, CT 06785

Lael E. Boren	Director	2,000	0.00%
1909 S Main Street
Upland, IN 46989

Martha R. Songer	Director	2,000	0.00%
1909 S. Main Street
Upland, IN 46989

International Baler Corporation	Stockholder	119,339[3]	2.30%
Profit Sharing Trust
5400 Rio Grande Avenue
Jacksonville, FL 32254

All Officers and Directors		3,041,830[4]	58.90%
as a Group (4 persons)

1Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.

2Shares are held in joint tenancy with his wife, Mary Anne T. Toppan.

3Employees’ Profit Sharing Trust of which William Nielsen is Trustee.

4Consists of 2,932,491 shares held directly and 119,339 shares held by International Baler Corporation Employee Profit Sharing Trust.

Changes In Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Leland E. Boren, shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 50.8% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. These baler companies operate completely independent of each other. The Company had no equipment sales to The American Baler Company in the fiscal year ending October 31, 2013 and 2012. International Baler Corporation purchased no equipment or services from American Baler in either fiscal year.

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

The Board of Directors has determined that three of the Company’s seven Directors, Ronald L. McDaniel, Matthew M. Price and John Martorana are independent as defined by the listing standards of the Nasdaq Stock Market Rules, Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by The GriggsGroup CPAs for the audit of the Company’s annual financial statements for the years ended October 31, 2013 and 2012:

Fee Category	2013	2012
Audit Fees	$54,500	$53,000
Audit-Related Fees	0	0
Tax Fees	8,500	8,500
All Other Fees	0	0
Total Fees	$63,000	$61,500

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

All of the 2013 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by The GriggsGroup CPAs is compatible with maintaining The GriggsGroup’s CPAs’ independence and has concluded that it is.

ITEM 15. EXHIBITS

The Following Documents are filed as Part of this Report

1. Financial Statements:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

2. Exhibits

The following exhibits are filed with, or incorporated by reference into this report.

Exhibit Number	Description

2.1	Agreement of Merger between International Baler Corporation and IBC Merger Corporation dated June 24, 1997 (Incorporated by reference to Exhibit 10.39 to Company’s Current Report on Form 8-K, Date of Report June 27, 1997[“Report on Form 8-K June 27, 1997”]).

2.2	Certificate of Merger of International Baler Corporation into IBC Merger Corporation (Incorporated by reference to Exhibit 10.39.1 to Report on Form 8-K June 27, 1997).

2.3	Certificate of Merger merging Consolidated Baling Machine Company, Inc. and Florida Waste Systems, Inc. Into International Baler Corporation filed July 30, 2004.

3.1	Articles of Incorporation and by-laws of Waste Technology Corp. and amendments (Incorporated by reference to the Company’s Registration Statement on Form S-18 filed in April, 1985, Registration No. 2-97045[the “Statement on Form S-18"])

3.2	Certificate of Incorporation of International Baler Corporation f/k/a National Compactor & Technology Systems, Inc. and all amendments thereto (Incorporated by reference to Exhibit 3.3 to Form 8 Amendment No.1 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1989[“Amendment No. 1 to 1989 Form 10-K”]).

3.3	By-laws of International Baler Corporation (Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to 1989 Form 10-K).

3.4	Certificate of Incorporation of Consolidated Baling Machine Co., Inc. f/k/a Solid Waste Recovery Test Center, Inc. and all amendments thereto (Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to 1989 Form 10-K).

3.5	By-laws of Consolidated Baling Machine Co., Inc. (Incorporated by reference to Exhibit 3.6 to Amendment No. 1 to 1989 Form 10-K).

3.7	Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 4, 1991(Incorporated by reference to Exhibit 3.1.1 to Company’s Annual Report on Form 10-K for the year ended October 31, 1991[the “1991 Form 10-K”]

3.8	Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 21 1991(Incorporated by reference to Exhibit 3.1.2 to Company’s 1991 Form 10-K).

3.9	Revised and restated by-laws of Waste Technology Corp. (Incorporated by reference to Exhibit 3.2 to Company’s 1991 Form 10-K).

3.1	Amendment to revised and restated by-laws of Waste Technology Corp. (Incorporated by reference to Exhibit 3.2.1 to Company’s 1991 Form 10-K).

3.11	Certificate of Incorporation of Waste Tech Real Estate Corp. (Incorporated by reference to Exhibit 3.7 to Company’s Annual Report on Form 10-K for year ended October 31, 1990).

4.1	1995 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended October 31, 1995).

10.1	Agreement between the Company and International Baler Corp. dated September 8, 1986, relating to acquisition of assets and stock (Incorporated by reference to Exhibit 10.1 to Statement on Form S-18).

10.2	Agreement dated February 3, 1987, between the Company and N. J. Cavagnaro & Sons and Machine Corp., Nicholas J. Cavagnaro Jr., George L. Cavagnaro, and Pauline L. Cavagnaro together with the exhibits annexed thereto for the acquisition of N. J. Cavagnaro & Sons Machine Corp. (Incorporated by reference to Exhibit 10.2 to Company’s Annual Report on Form 10-K for the year ended October 31, 1987 [the “1987 Form 10-K”]).

10.3	Waste Technology Corp. Profit Sharing Plan including Agreement of Trust (Incorporated by reference to Exhibit 10.7 to Report on Form 8-K June 1, 1989).

10.4	Form of Deferred Compensation Agreement for Ted C. Flood (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10K for the year ended October 31, 1991).

10.5	Agreement between International Baler Corporation and Ted C. Flood dated as December 29, 1995 (Incorporated by reference to Exhibit 10.38 to the Company’s Annual report on Form 10-KSB for the year ended October 31, 1996 [the “1996 Form 10-KSB”]).

10.6	Promissory Note made by Ted C. Flood to the order of International Baler Corporation dated December 29, 1995 (Incorporated by reference to Exhibit 10.38.1 to the 1996 Form 10-KSB).

10.7	Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated April 5, 1996 (Incorporated by reference to Exhibit 10.38.2 to the 1996 Form 10-KSB).

10.8	Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated October 5, 1996(Incorporated by reference to Exhibit 10.38.3 to the 1996 Form 10-KSB).

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2003).

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit filed with this Report.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2014	International Baler Corporation
	By	/s/ D Roger Griffin
Name: D Roger Griffin Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Date: January 28, 2014	International Baler Corporation
	By	/s/ Ronald L. McDaniel
Name: Ronald L. McDaniel Title: Chairman of the Board

Date: January 28, 2014	International Baler Corporation
	By	/s/ D Roger Griffin
Name: D Roger Griffin Title: President and Chief Executive Officer

Date: January 28, 2014	International Baler Corporation
	By	/s/ Lael Boren
Name: Lael E. Boren Title: Director

Date: January 28, 2014	International Baler Corporation
	By	/s/ Leland E. Boren
Name: Leland E. Boren Title: Director

Date: January 28, 2014	International Baler Corporation
	By	/s/ William E. Nielsen
Name: William E. Nielsen Title: Chief Financial Officer

Date: January 28, 2014	International Baler Corporation
	By	/s/ Matthew M. Price
Name: Matthew M. Price Title: Director

Date: January 28, 2014	International Baler Corporation
	By	/s/ John J. Martorana
Name: John J. Martorana Title: Director

Date: January 28, 2014	International Baler Corporation
	By	/s/ Martha R. Songer
Name: Martha R. Songer Title: Director

INTERNATIONAL BALER CORPORATION

FINANCIAL STATEMENTS

OCTOBER 31, 2013 AND 2012.

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Baler Corporation

We have audited the accompanying balance sheets of International Baler Corporation as of October 31, 2013 and 2012 and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Baler Corporation as of October 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Date: January 28, 2014	The Griggs Group CPAs
	By	/s/ The Griggs Group CPAs
Ponte Vedra Beach, Florida

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS
	October 31, 2013	October 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$1,877,256	$1,719,140
Accounts receivable, net of allowance for doubtful accounts
of $45,764 at October 31, 2013 and $65,764 at October 31, 2012	2,466,887	1,435,793
Inventories	5,960,365	4,195,551
Prepaid expense and other current assets	98,792	128,453
Deferred income taxes	71,128	151,259
Total current assets	10,474,428	7,630,196

Property, plant and equipment, at cost:	3,096,560	2,871,755
Less: accumulated depreciation	1,972,631	1,843,014
Net property, plant and equipment	1,123,929	1,028,741

Other assets:
Other assets	1,256	5,000
Deferred income taxes	8,495	242
Total other assets	9,751	5,242

TOTAL ASSETS	$11,608,108	$8,664,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving promissary note	$1,648,649	$—
Accounts payable	1,439,777	706,255
Accrued liabilities	659,096	456,313
Current portion of deferred compensation	—	17,211
Customer deposits	677,954	984,962
Total current liabilities	4,425,476	2,164,741

Total liabilities	4,425,476	2,164,741

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 shares
issued at October 31, 2013 and October 31, 2012	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	1,380,056	696,862
	7,864,042	7,180,848

Less: Treasury stock, 1,245,980 shares
at October 31, 2013 and October 31, 2012, at cost	(681,410)	(681,410)

Total stockholders' equity	7,182,632	6,499,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,608,108	$8,664,179

 See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2013 AND 2012

	2013	2012

Net sales:
Equipment	$13,728,599	$15,910,289
Parts and service	2,354,339	1,909,656
Total net sales	16,082,938	17,819,945

Cost of sales	13,045,001	14,092,373

Gross profit	3,037,937	3,727,572

Operating expense:
Selling expense	971,387	802,864
Administrative expense	1,019,347	1,041,563
Total operating expense	1,990,734	1,844,427

Operating income	1,047,203	1,883,145

Other income (expense):
Interest income	959	6,047
Interest expense	(12,671)	(516)
Total other income (expense)	(11,712)	5,531

Income before income taxes	1,035,491	1,888,676

Income tax provision	352,297	681,246

Net income	$683,194	$1,207,430

Income per share, basic and diluted	$0.13	$0.23

Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012

		Common Stock		Treasury Stock

	NUMBER		ADDI-				TOTAL
	OF		TIONAL	RETAINED	NUMBER		STOCK-
	SHARES	PAR	PAID-IN	EARNINGS	OF		HOLDERS'
	ISSUED	VALUE	CAPITAL	(DEFICIT)	SHARES	COST	EQUITY

Balance at October 31, 2011	6,429,875	$64,299	$6,419,687	$(510,568)	1,245,980	$(681,410)	$5,292,008

Net Income	—	—	—	1,207,430	—	—	1,207,430

Balance at October 31, 2012	6,429,875	64,299	6,419,687	696,862	1,245,980	(681,410)	6,499,438

Net Income	—	—	—	683,194	—	—	683,194

Balance at October 31, 2013	6,429,875	$64,299	$6,419,687	$1,380,056	1,245,980	$(681,410)	$7,182,632

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2013 AND 2012

	2013	2012

Cash flow from operating activities:
Net income	$683,194	$1,207,430
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	133,221	131,826
Provision for doubtful accounts	(20,000)	15,000
Deferred income tax	71,878	39,886
Changes in operating assets and liabilities:
Accounts receivable	(1,011,094)	(411,814)
Inventories	(1,764,814)	(1,612,451)
Prepaid expenses and other assets	26,128	(55,844)
Accounts payable	733,522	75,699
Accrued liabilities and deferred compensation	185,572	(134,853)
Customer deposits	(307,008)	(314,290)
Net cash used in operating activities	(1,269,401)	(1,059,411)

Cash flows from investing activities:
Proceeds from notes receivable from former Director	3,673	14,153
Purchase of property and equipment	(224,805)	(110,751)
Net cash used in investing activities	(221,132)	(96,598)

Cash flows from financing activities
Advances from revolving promissory note	1,648,649	—
Net cash provided by financing activities	1,648,649	—

Net increase (decrease) in cash and cash equivalents	158,116	(1,156,009)

Cash and cash equivalents at beginning of period	1,719,140	2,875,149

Cash and cash equivalents at end of period	$1,877,256	$1,719,140

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$9,195	$—
Income taxes	—	860,000

See accompanying notes to financial statements.

(1)	Nature of Business

International Baler Corporation (the “Company”) is a manufacturer of baling equipment which utilizes technical, hydraulic and electrical mechanisms to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste. More sophisticated applications include baling of textile materials, fibers and synthetic rubber. The Company offers a wide variety of balers, standard models as well as custom models to meet specific customer requirements.

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

Following is a tabular reconciliation of the changes in the warranty accrual:

	2013	2012
Beginning balance	$60,000	$54,859
Warranty service provided	(203,656)	(249,449)
New product warranties	205,929	238,654
Changes to pre-existing warranty accruals	(2,273)	15,936

Ending balance	$60,000	$60,000

(i)	Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. There were no stock options outstanding for the years ended October 31, 2013 and 2012, respectively.

(j)	Business Reporting Segments

The Company operates in one segment based on the information monitored by the Company’s operating decision makers to manage the business.

(k)	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

(3) Related Party Transactions

The Company has a note receivable from the former president and director totaling $0 and $3,673 at October 31, 2013 and 2012, respectively. Interest accrued at the rate of 6% per annum.

The Company had a deferred compensation agreement with the former president and director of the Company for deferred compensation payments. The Company made deferred compensation payments of $17,211 over the first four months of fiscal 2013. A portion of the deferred compensation payments was used to repay the outstanding note receivable discussed above.

The statements of income includes interest income on a previous officer and director note receivable of $37 and $684 for the years ended October 31, 2013 and 2012, respectively.

Leland E. Boren, a shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 50.8% of the outstanding shares of the Company. Avis owns 100% of American Baler Company, a competitor of the Company. On January 2, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to American Baler Corporation in the years ending October 31, 2013 and 2012. International Baler purchased no equipment or services from American Baler.

(4) Inventories

Inventories consisted of the following:	2013	2012
Raw materials	$1,796,661	$1,638,855
Work in process	3,964,544	1,356,062
Finished goods	199,160	1,200,634
	$5,960,365	$4,195,551

(5) Property, Plant, and Equipment

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

	2013	2012
Land	$82,304	$82,304
Building and Improvements	1,074,636	1,039,822
Machinery and Equipment	1,884,754	1,694,763
Vehicles	54,866	54,866
	3,096,560	2,871,755
Less accumulated depreciation	1,972,631	1,843,014
	$1,123,929	$1,028,741

Depreciation expense was $129,617 and $131,310 during the years ended October 31, 2013 and 2012, respectively.

(6) Debt

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%. The line of credit is secured by all assets of the Company and has a term of two years. The line of credit and the Company’s previous line of credit had an outstanding balance of $1,648,649 at October 31, 2013 and no outstanding balance at October 31, 2012.

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

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was fatally injured in a workplace accident while an employee of the Company. The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim. The Company intends to vigorously defend this case and has contacted its liability insurance carrier to request defense and indemnification of any losses incurred in connection with this lawsuit. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the Plaintiff the ability to file an amended Complaint, and no further action has been taken by the Plaintiff. While the outcome of this lawsuit is uncertain, based upon information currently available, the Company believes it is highly unlikely that the results of this claim against the Company will have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company has accrued the amount of its insurance deductible in relation to this lawsuit.

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties. The Plaintiff has demanded $338,248 plus interest and costs to settle this claim. The Company intends to defend this lawsuit and file a counterclaim against the plaintiff for $40,916 along with reimbursement of expenses and lost profits.

While the outcome of this lawsuit is uncertain, based upon information currently available, the Company believes it is highly unlikely that the results of this claim against the Company will have a material adverse effect on the Company’s financial apposition, results of operations and cash flows.

(8) Income Taxes

Income tax benefit attributable to income from continuing operations consists of:

	2013	2012
Current income tax provision:
Federal	$ 256,596	$ 57,619
State	23,823	93,741
	280,419	641,360
Deferred income tax provision:
Federal	65,772	34,056
State	6,106	5,830
	71,878	39,886
Income tax provision	$ 352,297	$ 681,246

The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income taxes are as follows:

	2013	2012
Expected federal income tax expense at
Statutory rate	$ 352,067	$ 642,150
State income tax expense, net of federal
income tax effect	21,427	69,256
Other – meals and entertainment	8,650	6,530
Other	(29,847)	(36,690)
Income tax provision	$ 352,297	$ 681,246

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. As of October 31, 2013 and 2012, the net deferred tax assets were $79,623 and $151,501, respectively. The Company determined it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets of October 31, 2013 and 2012 and no valuation allowance is deemed necessary. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

The significant components of the net deferred income taxes at October 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets
Inventory reserve	$ 73,480	$ 76,765
Other reserves and allowances	65,251	100,844
Section 263A	114,400	104,038
Total deferred tax assets	253,131	281,647

Deferred tax liabilities
Property, plant, and equipment	(173,508)	(130,146)
Total gross deferred tax liabilities	(173,508)	(130,146)
Net deferred income taxes	$ 79,623	$ 151,501

For the years ended October 31, 2013 and 2012, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended October 31, 2006 through October 31, 2013, the tax years which remain subject to examination by tax jurisdictions as of October 31, 2013.

(9) Employees’ Benefit Plan

The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan during the years ended October 31, 2013 or 2012.

(10) Business and Credit Concentrations

Export sales were 43% and 35% for the years ended October 31, 2013 and 2012, respectively. The principal international markets served by the Company, include Canada, China, Mexico, United Kingdom, India, Korea, Japan, Russia, Saudi Arabia, and Brazil. In 2013, three customers accounted for 17.3%, 13.6% and 13.2% of net sales, respectively, while in 2012, two customers accounted for 14.9% and 12.4% of net sales, respectively. In 2013, 13.2% of the Company’s total sales were to Saudi Arabia. Two customers accounted for 60.8%, and 17.1% respectively, of the Company’s accounts receivable at October 31, 2013 and two customers accounted for 46.8%, and 21.5%, respectively, of the Company accounts receivable at October 31, 2012.

