Form 10-Q
period 2014-01-31
INTERNATIONAL BALER CORP
filed 2014-03-13
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☐     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2014

or

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [ ]     No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  [ ]     No  [X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,183,895 shares of common stock February28, 2014

INTERNATIONAL BALER CORPORATION

TABLE OF CONTENTS

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	January 31, 2014	October 31, 2013
ASSETS	Unaudited

Current assets:
Cash and cash equivalents	$1,687,313	$1,877,256
Accounts receivable, net of allowance for doubtful accounts
of $45,764 at January 31, 2014 and October 31, 2013	3,391,267	2,466,887
Inventories	5,570,206	5,960,365
Prepaid expense and other current assets	108,748	98,792
Deferred income taxes	71,128	71,128
Total current assets	10,828,662	10,474,428

Property, plant and equipment, at cost:	3,120,917	3,096,560
Less: accumulated depreciation	2,008,631	1,972,631
Net property, plant and equipment	1,112,286	1,123,929

Other assets:
Other assets	1,256	1,256
Deferred income taxes	8,495	8,495
Total other assets	9,751	9,751

TOTAL ASSETS	$11,950,699	$11,608,108

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving promissary note	$1,648,649	$1,648,649
Accounts payable	767,267	1,439,777
Accrued liabilities	500,825	659,096
Customer deposits	1,670,813	677,954
Total current liabilities	4,587,554	4,425,476

Total liabilities	4,587,554	4,425,476

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 shares
issued at January 31, 2014 and October 31, 2013	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	1,560,569	1,380,056
	8,044,555	7,864,042

Less: Treasury stock, 1,245,980 shares
at January 31, 2014 and October 31, 2013, at cost	(681,410)	(681,410)

Total stockholders' equity	7,363,145	7,182,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,950,699	$11,608,108

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013
UNAUDITED

	2014	2013

Net sales:
Equipment	$3,303,654	$3,496,627
Parts and service	643,913	399,239
Total net sales	3,947,567	3,895,866

Cost of sales	3,122,048	3,177,289

Gross profit	825,519	718,577

Operating expense:
Selling expense	265,031	252,821
Administrative expense	269,508	272,347
Total operating expense	534,539	525,168

Operating income	290,980	193,409

Other income (expense):
Interest income	—	430
Interest expense	(10,467)	(3,604)
Total other income (expense)	(10,467)	(3,174)

Income before income taxes	280,513	190,235

Income tax provision	100,000	74,000

Net income	$180,513	$116,235

Income per share, basic and diluted	$0.03	$0.02

Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2014
UNAUDITED

	Common Stock				Treasury Stock

	NUMBER
	OF SHARES	PAR	ADDITIONAL PAID-IN	RETAINED	NUMBER OF		TOTAL STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	EARNINGS	SHARES	COST	EQUITY

Balance at October 31, 2013	6,429,875	$64,299	$6,419,687	$1,380,056	1,245,980	$(681,410)	$7,182,632

Net Income	—	—	—	180,513	—	—	180,513

Balance at January 31, 2014	6,429,875	$64,299	$6,419,687	$1,560,569	1,245,980	$(681,410)	$7,363,145

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013
UNAUDITED

	2014	2013

Cash flow from operating activities:
Net income	$180,513	$116,235
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	36,000	42,604
Changes in operating assets and liabilities:
Accounts receivable	(924,380)	271,857
Inventories	390,159	513,730
Prepaid expenses and other assets	(9,956)	32,324
Accounts payable	(672,510)	(90,989)
Accrued liabilities and deferred compensation	(158,271)	(225,523)
Customer deposits	992,859	(558,114)
Net cash (used in) provided by operating activities	(165,586)	102,124

Cash flows from investing activities:
Proceeds from notes receivable from former Director	—	3,673
Purchase of property and equipment	(24,357)	(83,112)
Net cash used in investing activities	(24,357)	(79,439)

Net increase (decrease) in cash and cash equivalents	(189,943)	22,685

Cash and cash equivalents at beginning of period	1,877,256	1,719,140

Cash and cash equivalents at end of period	$1,687,313	$1,741,825

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$10,467	$—
Income taxes	115,000	—

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

2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.  Operating results for the three-month period ended January 31, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014. The accompanying balance sheet as of October 31, 2013 was derived from the audited financial statements as of October 31, 2013.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

	2014	2013
Beginning balance	$60,000.00	$60,000.00
Warranty service provided	(22,063.00)	(32,681.00)
New product warranties	33,037.00	34,966.00
Changes to pre-existing warranty accruals	(974.00)	(2,285.00)
Ending balance	70,000.00	60,000.00

(e) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

4. Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 50.8% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. These baler companies operate independent of each other.  The Company had no equipment sales to, or purchases from, these companies for the three months ended January 31, 2014 or in fiscal year ended October 31, 2013.

5. Inventories:

Inventories consisted of the following:

	January 31, 2014	October 31, 2013
Raw materials	$1,636,502	$1,796,661
Work in process	3,739,544	3,964,544
Finished goods	194,160	199,160
	$5,570,206	$5,960,365

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013.  The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%. The line of credit is secured by all assets of the Company and has a term of two years.  The line of credit had an outstanding balance of $1,648,649 at January 31, 2014 and October 31, 2013.

7.  Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of January 31, 2014 and at October 31, 2013 is $0.  However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made.  As of January 31, 2014 and October 31, 2013, net deferred tax assets were $79,623.

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

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties.  The Plaintiff has demanded $338,248 plus interest and costs to settle this claim.  The Company intends to defend this lawsuit and file a counterclaim against the plaintiff for $40,916 along with reimbursement of expense and lost profits.

While the outcome of this lawsuit is uncertain, based upon the information currently available, the Company believes it is highly unlikely that the results of this claim against the Company will have a material adverse effect on the Company’s financial position, results of operations and cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our unaudited financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended October 31, 2013, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations:  Three Month Comparison

In the first quarter ended January 31, 2014, the Company had net sales of $3,947,567, compared to net sales of $3,895,866 in the first quarter of fiscal 2013, an increase of 1.3%.  The types of equipment sold in the first quarter of the current fiscal year and the prior fiscal year were similar in quantity and value.

The Company had net income of $180,513 in the first quarter of fiscal 2014, compared to $116,235 in the first quarter of fiscal 2013.  The higher income was the result of higher gross margins in 2014 from higher parts sales.  Selling and administrative expenses were slightly higher in 2014.

The sales order backlog was $11,300,000 at January 31, 2014 and $2,760,000 at January 31, 2013. This increase in the Company’s sales order backlog was the result of an increase in orders for the Company’s rubber balers.

Financial Condition and Liquidity:

Net working capital at January 31, 2014 was $6,241,109 as compared to $6,048,952 at October 31, 2013. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first three months of fiscal 2014 were 75.0 days, as compared to 31.9 days in the first three months of fiscal 2013. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 91.25).

During the three months ended January 31, 2014 and 2013, the Company made additions to plant and equipment of $24,357 and $83,112, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%.  The line of credit is secured by all assets of the Company and has a term of two years.

The line of credit had an outstanding balance at January 31, 2014 and at October 31, 2013 of $1,648,649.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014.  This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2014  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: March 13, 2014

INTERNATIONAL BALER CORPORATION

BY: /s/D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

BY: /s/William E. Nielsen
William E. Nielsen
Chief Financial Officer

Exhibit 31.1

I, D. Roger Griffin, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 of International Baler Corp.;

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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 13, 2014	/S/D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

Exhibit 31.2

I, William E. Nielsen, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 of International   Baler Corp.;

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
(d)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 13, 2014	/S/William E. Nielsen
William E. Nielsen
Chief Financial Officer

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report of International Baler Corp. on Form 10-Q for the quarter ended January 31, 2014 (the “Report”);

To the best of my knowledge, the Report (i) fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of International Baler Corporation during the period covered by this Report.

Dated: March 13, 2014	/S/D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

Exhibit 32.2

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 I hereby certify that:

I have reviewed the Quarterly Report of International Baler Corp. on Form 10-Q for the quarter ended January 31, 2014 (the “Report”);

To the best of my knowledge, the Report (i) fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of International Baler Corporation during the period covered by this Report.

Dated: March 13, 2014	/S/William E. Nielsen
William E. Nielsen
Chief Financial Officer