Form 10-Q
period 2014-04-30
INTERNATIONAL BALER CORP
filed 2014-06-13
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,183,895 shares of common stock May 31, 2014.

INTERNATIONAL BALER CORPORATION

TABLE OF CONTENTS

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	April 30, 2014	October 31, 2013
ASSETS	Unaudited

Current assets:
Cash and cash equivalents	$1,453,684	$1,877,256
Accounts receivable, net of allowance for doubtful accounts
of $45,764 at April 30, 2014 and October 31, 2013	2,689,096	2,466,887
Inventories	7,009,550	5,960,365
Prepaid expense and other current assets	72,616	98,792
Deferred income taxes	71,128	71,128
Total current assets	11,296,074	10,474,428

Property, plant and equipment, at cost:	3,173,398	3,096,560
Less: accumulated depreciation	2,044,631	1,972,631
Net property, plant and equipment	1,128,767	1,123,929

Other assets:
Other assets	1,256	1,256
Deferred income taxes	8,495	8,495
Total other assets	9,751	9,751

TOTAL ASSETS	$12,434,592	$11,608,108

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving promissory note	$1,245,020	$1,648,649
Accounts payable	1,371,465	1,439,777
Accrued liabilities	145,463	659,096
Customer deposits	2,401,886	677,954
Total current liabilities	5,163,834	4,425,476

Total liabilities	5,163,834	4,425,476

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 shares
issued at April 30, 2014 and October 31, 2013	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	1,468,182	1,380,056
	7,952,168	7,864,042

Less: Treasury stock, 1,245,980 shares
at April 30, 2014 and October 31, 2013, at cost	(681,410)	(681,410)

Total stockholders' equity	7,270,758	7,182,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,434,592	$11,608,108

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2014 AND 2013
UNAUDITED

	Three Months		Six Months

	2014	2013	2014	2013
Net sales:
Equipment	$2,194,768	$2,305,804	$5,498,422	$5,802,431
Parts and service	589,789	625,783	1,233,702	1,025,022
Total net sales	2,784,557	2,931,587	6,732,124	6,827,453

Cost of sales	2,386,342	2,440,762	5,508,390	5,618,051

Gross profit	398,215	490,825	1,223,734	1,209,402

Operating expense:
Selling expense	245,027	246,198	510,058	499,019
Administrative expense	292,255	226,541	561,763	498,888
Total operating expense	537,282	472,739	1,071,821	997,907

Operating income (loss)	(139,067)	18,086	151,913	211,495

Other income (expense):
Interest income	4,900	140	4,900	570
Interest expense	(7,220)	—	(17,687)	(3,604)
Total other income (expense)	(2,320)	140	(12,787)	(3,034)

Income (loss) before income taxes	(141,387)	18,226	139,126	208,461

Income tax provision (benefit)	(49,000)	5,500	51,000	79,500

Net income (loss)	$(92,387)	$12,726	$88,126	$128,961

Income (loss) per share, basic and diluted	$(0.02)	$0.00	$0.02	$0.02

Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2014
UNAUDITED

	Common Stock				Treasury Stock

	NUMBER
	OF SHARES	PAR	ADDITIONAL PAID-IN	RETAINED	NUMBER OF		TOTAL STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	EARNINGS	SHARES	COST	EQUITY

Balance at October 31, 2013	6,429,875	$64,299	$6,419,687	$1,380,056	1,245,980	$(681,410)	$7,182,632

Net Income	—	—	—	88,126	—	—	88,126

Balance at April 30, 2014	6,429,875	$64,299	$6,419,687	$1,468,182	1,245,980	$(681,410)	$7,270,758

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013
UNAUDITED

	2014	2013

Cash flow from operating activities:
Net income	$88,126	$128,961
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	72,000	71,104
Changes in operating assets and liabilities:
Accounts receivable	(222,209)	545,817
Inventories	(1,049,185)	(263,462)
Prepaid expenses and other assets	26,176	18,097
Accounts payable	(68,312)	155,022
Accrued liabilities and deferred compensation	(513,633)	(184,237)
Customer deposits	1,723,932	(572,451)
Net cash (used in) provided by operating activities	56,895	(101,149)

Cash flows from investing activities:
Proceeds from notes receivable from former Director	—	3,673
Purchase of property and equipment	(76,838)	(103,962)
Net cash used in investing activities	(76,838)	(100,289)

Cash flows from financing activities
Payments on revolving prommisory note	(403,629)	—
Net cash used in financing activities	(403,629)	—

Net increase (decrease) in cash and cash equivalents	(423,572)	(201,438)

Cash and cash equivalents at beginning of period	1,877,256	1,719,140

Cash and cash equivalents at end of period	$1,453,684	$1,517,702

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$17,687	$—
Income taxes	322,713	—

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

2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.  Operating results for the six-month period ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014. The accompanying balance sheet as of October 31, 2013 was derived from the audited financial statements as of October 31, 2013.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the six-month period ended April 30:

	2014	2013
Beginning balance	$60,000	$60,000
Warranty service provided	(80,805)	(91,506)
New product warranties	84,000	90,000
Changes to pre-existing warranty accruals	(3,195)	1,506
Ending balance	$60,000	$60,000

(e) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

4.              Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 50.8% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. These baler companies operate independent of each other.  The Company had no equipment sales to, or purchases from, these companies for the six months ended April 30, 2014 or in fiscal year ended October 31, 2013.

5.              Inventories:

  Inventories consisted of the following:

	April 30, 2014	October 31, 2013
Raw materials	$1,784,846	$1,796,661
Work in process	3,327,544	3,964,544
Finished goods	1,897,160	199,160
	$7,009,550	$5,960,365

6.              Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013.  The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%. The line of credit is secured by all assets of the Company and has a term of two years.  The line of credit had an outstanding balance of $1,245,020 at April 30, 2014 and $1,648,649 at October 31, 2013.

7.              Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, the valuation allowance as of April 30, 2014 and at October 31, 2013 is $0.  However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made.  As of April 30, 2014 and October 31, 2013, net deferred tax assets were $79,623.

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

Results of Operations:  Three Month Comparison

In the second quarter ended April 30, 2014, the Company had net sales of $2,784,557, compared to net sales of $2,931,587 in the second quarter of fiscal 2013, a decrease of 5.0%. The decrease in sales was the result of the timing of shipments in the Company’s open order backlog.  The Company had no shipments of synthetic rubber balers in the second quarter of 2014 and in the second quarter of fiscal 2013.

The Company had a net loss of $92,387 in the second quarter of fiscal 2014, compared to net income of $12,726 in the second quarter of 2013.  The lower net income was the result of the lower level of shipments in the second quarter of the current fiscal year and higher administrative costs for directors fees and legal fees.

Results of Operations:  Six month comparison

The Company had net sales of $6,732,124 in the first six months of fiscal 2014, compared to net sales of $6,827,453 in the same period of fiscal 2013, a decrease of 1.4%.  The decrease in sales was the result of lower shipments of synthetic rubber balers and closed door balers in the first six months of 2014.

The Company had a net income of $88,126 in the first six months of 2014 compared to net income of $128,961 in the first half of 2013. Gross profit and gross profit margins were higher in the first half of 2014.  Selling and administrative expenses were also higher in the first half of 2014.

The sales order backlog was $14,800,000 at April 30, 2014 and $9,500,000 at April 30, 2013.  The backlog in 2014 included forty-six balers and conveyors at an average price of $321,000 while the backlog in 2013 included forty-four balers and conveyors at an average price of $216,000.

Financial Condition and Liquidity:

Net working capital at April 30, 2014 was $6,132,240 as compared to $6,048,952 at October 31, 2013. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first six months of fiscal 2014 were 79.0 days, as compared to 32.7 days in the first six months of fiscal 2013. The increase in Days Sales Outstanding in the first six months of fiscal 2014 was the result of a delayed payment due to the customer’s requirement of an additional electrical panel on the conveyors purchased by the Company.  The Company is confident that this situation will be resolved shortly.  DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by six, and dividing that result by the average day’s sales for the period (period sales ÷ 181).

During the six months ended April 30, 2014 and 2013, the Company made additions to plant and equipment of $76,838 and $103,962, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013.The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%.  The line of credit is secured by all assets of the Company and has a term of two years.

The line of credit had an outstanding balance of $1,245,020 at April 30, 2014 and $1,648,649 at October 31, 2013.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014.  This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2014  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4.            SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of the Company was held on April 21, 2014.

(b)	The first item voted on was the election of Directors. Leland E. Boren, Matthew M. Price and Martha R. Songer were elected as Class I Directors of the Company whose terms will expire in three (3) years at the annual meeting of stockholders to be held in 2017. The results of the voting were as follows: 3,895,252 votes for Leland E. Boren and 22,831 withheld, 3,913,083 for Matthew M. Price and 5,000 withheld, and 3,895,278 for Martha R. Songer and 22,805 withheld.

(c)	The next item of business was the proposal to ratify the appointment of The GriggsGroup, CPAs, the independent registered public accounting firm of the Company, for the fiscal year ending October 31, 2014. The results of the voting were as follows:

                                          4,840,384              Votes for the resolution,

                                                    524              votes against, and

                                                 2,762              votes abstained.

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

Dated: June 13, 2014

                                                                      INTERNATIONAL BALER CORPORATION

BY: /s/D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

BY: /s/William E. Nielsen
William E. Nielsen
Chief Financial Officer