Form 10-Q
period 2014-07-31
INTERNATIONAL BALER CORP
filed 2014-09-11
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐     No  ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,183,895 shares of common stock at August 31, 2014.

INTERNATIONAL BALER CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	July 31, 2014	October 31, 2013
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,151,530	$1,877,256
Accounts receivable, net of allowance for doubtful accounts
of $39,764 at July 31, 2014 and $45,764 at October 31, 2013	4,856,062	2,466,887
Inventories	6,534,297	5,960,365
Prepaid expense and other current assets	93,855	98,792
Deferred income taxes	71,128	71,128
Total current assets	12,706,872	10,474,428

Property, plant and equipment, at cost:	3,234,433	3,096,560
Less: accumulated depreciation	2,081,411	1,972,631
Net property, plant and equipment	1,153,022	1,123,929

Other assets:
Other assets	1,256	1,256
Deferred income taxes	8,495	8,495
Total other assets	9,751	9,751

TOTAL ASSETS	$13,869,645	$11,608,108

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving promissory note	$1,644,430	$1,648,649
Notes payable-current portion	8,873	—
Accounts payable	1,554,754	1,439,777
Accrued liabilities	556,058	659,096
Customer deposits	2,261,883	677,954
Total current liabilities	6,025,998	4,425,476

Notes payable-long term	31,523	—
Total liabilities	6,057,521	4,425,476

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 shares
issued at July 31, 2014 and October 31, 2013	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,009,548	1,380,056
	8,493,534	7,864,042

Less: Treasury stock, 1,245,980 shares
at July 31, 2014 and October 31, 2013, at cost	(681,410)	(681,410)

Total stockholders' equity	7,812,124	7,182,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,869,645	$11,608,108

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED
JULY 31, 2014 AND 2013
UNAUDITED

	Three Months		Nine Months

	2014	2013	2014	2013
Net sales:
Equipment	$5,287,654	$2,664,441	$10,786,076	$8,466,872
Parts and service	770,963	500,057	2,004,665	1,525,079
Total net sales	6,058,617	3,164,498	12,790,741	9,991,951

Cost of sales	4,644,763	2,662,221	10,153,153	8,280,272

Gross profit	1,413,854	502,277	2,637,588	1,711,679

Operating expense:
Selling expense	215,744	221,505	725,802	720,524
Administrative expense	359,612	233,369	921,375	732,257
Total operating expense	575,356	454,874	1,647,177	1,452,781

Operating income	838,498	47,403	990,411	258,898

Other income (expense):
Interest income	843	171	5,743	741
Interest expense	(8,975)	—	(26,662)	(3,604)
Total other income (expense)	(8,132)	171	(20,919)	(2,863)

Income before income taxes	830,366	47,574	969,492	256,035

Income tax provision	289,000	18,000	340,000	97,500

Net income	$541,366	$29,574	$629,492	$158,535

Income (loss) per share, basic and diluted	$0.10	$0.01	$0.12	$0.03

Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2014
UNAUDITED

	Common Stock				Treasury Stock

	NUMBER
	OF		ADDITIONAL		NUMBER		TOTAL
	SHARES	PAR	PAID-IN	RETAINED	OF		STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	EARNINGS	SHARES	COST	EQUITY

Balance at October 31, 2013	6,429,875	$64,299	$6,419,687	$1,380,056	1,245,980	$(681,410)	$7,182,632

Net Income	—	—	—	629,492	—	—	629,492

Balance at July 31, 2014	6,429,875	$64,299	$6,419,687	$2,009,548	1,245,980	$(681,410)	$7,812,124

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013
UNAUDITED

	2014	2013

Cash flow from operating activities:
Net income	$629,492	$158,535
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	108,780	103,871
Provision for doubtful accounts	(6,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,383,175)	(72,076)
Inventories	(573,932)	(2,345,920)
Prepaid expenses and other assets	4,937	28,978
Accounts payable	114,977	754,065
Accrued liabilities and deferred compensation	(103,038)	(185,195)
Customer deposits	1,583,929	93,754
Net cash used in operating activities	(624,030)	(1,463,988)

Cash flows from investing activities:
Proceeds from notes receivable from former Director	—	3,673
Purchase of property and equipment	(96,618)	(175,197)
Net cash used in investing activities	(96,618)	(171,524)

Cash flows from financing activities
Payments on notes payable	(859)
Advances from revolving promissory note	400,000	468,494
Payments on revolving promissory note	(404,219)	—
Net cash (used in) provided by financing activities	(5,078)	468,494

Net decrease in cash and cash equivalents	(725,726)	(1,167,018)

Cash and cash equivalents at beginning of period	1,877,256	1,719,140

Cash and cash equivalents at end of period	$1,151,530	$552,122

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$26,662	$—
Income taxes	322,729	640,000

Supplemental non cash investing activities:
Purchases of property and equipment	$137,874	$—
Equipment purchased under notes payable	(41,254)	—
Cash paid for property and equipment	96,620	—

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

2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.  Operating results for the nine-month period ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014. The accompanying balance sheet as of October 31, 2013 was derived from the audited financial statements as of October 31, 2013.

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

(d)  Warranties and Service:

The Company typically warrants its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at the Company’s Jacksonville, Florida facility, by on-site service provided by Company personnel who are based in Jacksonville, Florida or by local service agents who are engaged as needed. The Company maintains an accrued liability for expected warranty claims. The warranty accrual is based on historical warranty costs, the quantity and types of balers currently under warranty, and known warranty issues.

Following is a tabular reconciliation of the changes in the warranty accrual for the nine-month period ended July 31:

	2014	2013
Beginning balance	$60,000	$60,000
Warranty service provided	(137,165)	(170,718)
New product warranties	135,000	169,337
Changes to pre-existing warranty accruals	7,165	1,381
Ending balance	$65,000	$60,000

(e) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

4. Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 50.8% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On August 5, 2014 Avis acquired IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company.  These baler companies operate independent of each other.  The Company had no equipment sales to, or purchases from, these companies for the nine months ended July 31, 2014 or in fiscal year ended October 31, 2013.

5. Inventories:

  Inventories consisted of the following:

	July 31, 2014	October 31, 2013
Raw materials	$1,830,593	$1,796,661
Work in process	3,613,544	3,964,544
Finished goods	1,090,160	199,160
	$6,534,297	$5,960,365

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013.  The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%. The line of credit is secured by all assets of the Company and has a term of two years.  The line of credit had an outstanding balance of $1,644,430 at July 31, 2014 and $1,648,649 at October 31, 2013.

In July 2014 the Company financed a service truck by entering into a loan agreement with Ford Credit for $41,254.  The note has a term of forty-eight months at an interest rate of 3.8%.  Principal payments for fiscal years ending October 31, are scheduled as follows:

2014	$2,346
2015	9,849
2016	10,223
2017	10,612
2018	8,224
Total	$41,254

7. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of July 31, 2014and at October 31, 2013.  However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made.  As of July 31, 2014 and October 31, 2013, net deferred tax assets were $79,623.

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

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was injured in a workplace accident while an employee of the Company.  The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim.  The Company and its insurance company are vigorously defending this case. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the Plaintiff the ability to file an amended Complaint.  In May 2013 and January 2014, the Company deposed certain individuals related to the Plaintiff and the Plaintiff deposed a representative of the Company in July 2014.  The Company filed a Motion For Summary Judgment to have the Complaint dismissed.

While the outcome of this lawsuit is uncertain, based upon information currently available, the Company believes it is highly unlikely that the results of this claim against the Company will have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company has accrued the amount of its insurance deductible in relation to this lawsuit.

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties.  The Plaintiff has demanded $338,248 plus interest and costs to settle this claim.  The Company intends to defend this lawsuit and has filed a counterclaim against the plaintiff for $40,916 along with reimbursement of expense and lost profits.  In the third quarter ended July 31, 2014, the Company deposed various individuals related to the Plaintiff and the Plaintiff deposed two individuals of the Company.  The Company has filed a Motion for Summary Judgment to have the Complaint dismissed.

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

Results of Operations:  Three Month Comparison

In the third quarter ended July 31, 2014, the Company had net sales of $6,058,617, compared to net sales of $3,164,498 in the third quarter of fiscal 2013, an increase of 91.5%. The increase in sales was the result of the timing of shipments in the Company’s open order backlog.  The Company shipped eight synthetic rubber balers in the third quarter of 2014 while in the third quarter of fiscal 2013, the Company shipped two synthetic rubber balers.

The Company had net income of $541,366 in the third quarter of fiscal 2014, compared to net income of $29,574 in the third quarter of 2013.  The net income was the result of the higher level of shipments in the third quarter of the current fiscal year offset by higher administrative costs for directors fees and legal fees.

Results of Operations:  Nine Month Comparison

The Company had net sales of $12,790,741 in the first nine months of fiscal 2014, compared to net sales of $9,991,951 in the same period of fiscal 2013, an increase of 28.0%.  The increase in sales was primarily the result of higher shipments of synthetic rubber balers in the first nine months of 2014.

The Company had a net income of $629,492 in the first nine months of 2014 compared to net income of $158,535 in the first nine months of 2013. Gross profit and gross profit margins were higher in the first nine months of 2014.  Selling and administrative expenses were also higher in the first nine months of 2014.

The sales order backlog was approximately $11,800,000 at July 31, 2014 and $8,700,000 at July 31, 2013.

Financial Condition and Liquidity:

Net working capital at July 31, 2014 was $6,680,874 as compared to $6,048,952 at October 31, 2013. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first nine months of fiscal 2014 were 69.0 days, as compared to 34.7 days in the first nine months of fiscal 2013. The increase in Days Sales Outstanding in the first nine months of fiscal 2014 was the result of a delayed payment due to a customer’s requirement for an additional electrical panel on the conveyors purchased from the Company.  The Company is confident that this situation will be resolved shortly.  DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by nine, and dividing that result by the average day’s sales for the period (period sales ÷ 273).

During the nine months ended July 31, 2014 and 2013, the Company made additions to plant and equipment of $137,873 and $175,197, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.24%.  The line of credit is secured by all assets of the Company and has a term of two years.

The line of credit had an outstanding balance of $1,644,430 at July 31, 2014 and $1,648,649 at October 31, 2013.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014.  This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2014  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was injured in a workplace accident while an employee of the Company.  The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim.  The Company and its insurance company are vigorously defending this case.  A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the Plaintiff the ability to file an amended Complaint and no further action has been taken by the Plaintiff.  In May 2013, the Company deposed the wife of the former employee in an effort to show this case lacks sufficient merit and file a motion for summary judgment.  In July 2014, a representative of the Company was deposed.

In order for the Plaintiff to prevail and to circumvent Workers Compensation Immunity, the Plaintiff is required to prove that the Company knew with “virtual certainty” that the worker would be seriously injured or killed.  The elements proving this are very difficult to sustain and often courts rule in favor of employers on this issue. The Company filed a Motion For Summary Judgment to have the lawsuit dismissed.

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties.  The Plaintiff has demanded $338,248 plus interest and costs to settle this claim.  The Company intends to defend this lawsuit and has filed a counterclaim against the Plaintiff for $40,916 along with reimbursement of expenses and lost profits.

In the third quarter ended July 31, 2014, the Company deposed various individuals related to the Plaintiff and the Plaintiff deposed two individuals of the Company.  The Company has filed a Motion for Summary Judgment to have the Complaint dismissed.

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

Dated: September 10, 2014

INTERNATIONAL BALER CORPORATION

BY: /s/D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

BY: /s/William E. Nielsen
William E. Nielsen
Chief Financial Officer