Form 10-K
period 2014-10-31
INTERNATIONAL BALER CORP
filed 2015-01-29
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (April 30, 2014 closing price $1.91) : $4,007,843

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (January 15, 2015): 5,183,895

PART I

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

General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $500,000. General purpose baler sales constituted approximately 42% and 50% of net sales for the fiscal years ended October 31, 2014 and 2013, respectively.

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

Specialty balers range in price from approximately $5,000 to $550,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 45% and 35% of net sales for the fiscal years ended October 31, 2014 and 2013, respectively.

Accessory Equipment

The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. This equipment includes conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. For 2014 and 2013, accessory equipment did not represent a significant percentage of net sales.

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

IBC has a sales force of four (4) employees, including one regional sales manager, who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately 60% of sales are made through manufacturer's representatives and dealers. Sales made through the Company’s dealers are generally discounted and sales are recorded net of the discount amount. Occasionally sales are made with a commission payment, selling expense, through a representative who is not a dealer.

The Company's general purpose balers are sold throughout the United States to such end users as waste producing retailers, manufacturing and fabricating plants, bulk material producers, and solid waste recycling facilities. Specialty balers are sold worldwide, including Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. During fiscal 2014, foreign sales amounted to $9,741,075 or approximately 49% of the Company’s net sales while in fiscal 2013, foreign sales amounted to $6,876,429, approximately 43% of the Company’s net sales. In 2014, 23% of the Company’s total sales were to Saudi Arabia and in the prior year, 13% of total sales went to Saudi Arabia. The higher foreign sales in 2014 were the result of higher rubber baler sales.

During fiscal 2014 and fiscal 2013, IBC had sales to more than 300 customers. In fiscal 2014, three customers accounted for 15.4%, 10.2% and 9.4% of total net sales, respectively, while in 2013, three customers accounted for 17.3%, 13.6% and 13.2% of net sales, respectively.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2014 were $8,200,000 and at October 31, 2013 were $7,600,000. The Company generally delivers its orders within four (4) months of the date booked.

Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented 14.2 % and 14.6% of the Company’s net sales for fiscal 2014 and 2013, respectively.

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

Compliance with Environmental Laws

The Company generally believes that it has complied with and is in compliance, with all Federal, State, and Local environmental laws. In November 2014, the Company agreed to a Consent Order with the Florida Department of Environmental Protection to remove solid waste sand blasting material from its property. The Company recorded an accrued liability of $291,000 as of October 31, 2014, for the cost of the removal of this material.

Employees

As of October 31, 2014, the Company employed 68 full-time employees as follows: 5 in management and supervision: 9 in sales and service; 43 in manufacturing; 6 in engineering; and, 5 in administration.

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

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was fatally injured in a workplace accident while an employee of the Company. The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the plaintiff the ability to file an amended complaint. In July 2014, the Company filed a Motion for Summary Judgment to have the complaint dismissed. On December 1, 2014, the Company and its insurance company agreed to settle this claim for $150,000. The Company will be responsible for $75,000, one-half, the total settlement amount. During the fourth quarter of fiscal 2014, the Company accrued an additional $50,000 for a total accrued liability of $75,000 at October 31, 2014 to reflect its share of the liability for settlement.

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties. In November 2014, a jury returned a verdict in favor of the Plaintiff, Georgetown Paper Stock of Rockville, Inc. for $368,248. The Company was responsible for $277,968 of this amount and its dealer BE Equipment, Inc., was responsible for $90,280. The baler involved in this claim will be returned to the Company. The Company recorded an accrued liability of $285,000 and an asset in transit of $85,000 resulting in net expense of $200,000 in the fourth quarter of fiscal 2014.

In November 2014, the Company agreed to a Consent Order with the Florida Department of Environmental Protection to remove solid waste sand blasting material from its property. The Company recorded an accrued liability of $291,000 as of October 31, 2014, the cost of the removal of this material.

Total legal fees and settlement expenses charged to administration expense during 2014 was approximately $907,000, which was comprised of $50,000 for the settlement of the wrongful death suit, $200,000 for the Georgetown Paper Stock settlement, $291,000 for environmental cleanup and $366,000 of attorney fees.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol IBAL. As of October 31, 2014, the number of shareholders of record of the Company's Common Stock was approximately 500, and management believes that there are approximately 800 beneficial owners of the Company’s common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2014 and 2013, are set forth below.

Fiscal Year Ended
October 31, 2014	High	Low

First Quarter	$2.00	$1.28
Second Quarter	2.34	1.67
Third Quarter	2.32	1.42
Fourth Quarter	2.48	1.61

Fiscal Year Ended
October 31, 2013	High	Low

First Quarter	$2.50	$1.90
Second Quarter	2.00	1.52
Third Quarter	1.92	1.50
Fourth Quarter	1.70	1.52

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

Recent Sales of Unregistered Securities

During the past two years ended October 31, 2014, the Company has not sold any unregistered securities.

Purchases of Equity Securities

During the fiscal year ended October 31, 2014, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

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

Results of Operations

For the fiscal year ending October 31, 2014, net sales were $19,785,503 compared to $16,082,938 in fiscal 2013, an increase of 23.0%. The increase in net sales was primarily the result of higher shipments of synthetic rubber balers, twenty-two in 2014 versus thirteen in 2013, and higher shipments of auto-tie balers, eleven in 2014 versus eight in 2013.

The Company had net income of $714,419 in fiscal 2014, compared to net income of $683,194 in fiscal 2013, an increase of 4.6%. The higher pre-tax income is the result of the higher shipments of synthetic rubber balers and higher gross profit margins, 21.3% in 2014 compared to 18.9% in fiscal 2013. The higher gross profit was offset by higher administrative expenses, $2,027,640 in 2014 compared to $1,019,347 in 2013. The higher administrative expenses were primarily the result of $359,000 higher legal fees, a $200,000 charge for the Georgetown Paper Stock lawsuit, $50,000 additional accrual for the wrongful death settlement and $107,000 higher directors fees. Also, the Company recorded an administrative expense of $291,000 for the accrued liability for the removal of sand blast material from its property.

Liquidity and Capital Resources

The Company’s working capital at October 31, 2014 was $6,968,085 as compared to $6,108,856 at October 31, 2013. The increase in net working capital was primarily due to the improved operating results in 2014.

Average Days Sales Outstanding (DSO) in fiscal 2014 was 66.0 days as compared to 36.8 days in fiscal 2013. The increase in DSO in fiscal 2014 was primarily the result of a significant ($1,286,000) delayed payment due to a customer’s requirement for an additional electrical panel on conveyors purchased from the Company. This receivable was collected in the first quarter of fiscal 2015. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by twelve, and dividing that result by the average day’s sales for the period (period sales ÷ 365).

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and has a term of two years. The credit agreement has been modified to extend the termination date to March 15, 2015. The Company anticipates entering into a new credit agreement with First Merchants Bank on or before March 15, 2015. The line of credit had an outstanding balance of $644,345 at October 31, 2014 and $1,648,649 at October 31, 2013. The Company used the line of credit for inventory requirements primarily for three rubber baler orders with a sales value of over $6,500,000 at the end of fiscal 2013 and the beginning of fiscal 2014.

In fiscal 2014 the Company made additions of $146,593 to its buildings and manufacturing equipment, compared to additions of $227,191 in fiscal 2013. There are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the deferred tax assets at October 31, 2014 and 2013 as management believes it will fully utilize them. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. There were no accruals for uncertain tax positions at October 31, 2014 or 2013.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of and for the year ended October 31, 2014.

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

(b) Changes in Internal Control over Financial Reporting

During the year ended October 31, 2014, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The current executive officers and directors of the Company are as follows:

NAME	Age	Positions Held	Date of Initial Election or Designation
Roger Griffin	53	Director	4/21/2008
5400 Rio Grande Ave.		President &
Jacksonville, FL 32254		Chief Executive Officer

Lael E. Boren	46	Director	4/15/2011
1909 S. Main Street
Upland, IN 46989

Leland E. Boren	91	Director	3/9/2005
1909 S. Main Street
Upland, IN 46989

Ronald L. McDaniel	75	Director	5/16/2006
Western-Cullen-Hayes, Inc.		Chairman of the Board
2700 West 36th Place
Chicago, IL 60632

William E. Nielsen	67	Director	11/20/1997
5400 Rio Grande Ave.		Chief Financial Officer	6/14/1994
Jacksonville, FL 32254

Matthew M. Price	47	Director	5/11/2007
Bingham Greenbaum Doll, LLP
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

John J. Martorana	64	Director	1/5/2009
5148 Hanover Lane
Lakeland, FL 33817

Martha R. Songer	58	Director	1/30/2012
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

During fiscal 2014 the Board of Directors met three times.

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

Lael E. Boren has served as general manager and president of various organizations including Badger Equipment Company and The Pierce Company. Prior to that, Mr. Boren owned an electronics business in Muncie and Marion, Indiana. He received a Bachelor’s of General Studies from Ball State University in 2014. Mr. Boren is the son of Leland E. Boren, also a director of the company.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

In fiscal 2014, none of the Company’s officers, directors, and beneficial owners of more than ten percent of the company’s common stock were delinquent in filing of any of their Form 3, 4, and 5 reports.

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

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE
Annual Compensation					Long Term Awards
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNAL COMPENSATION ($)	NUMBER OF OPTIONS	ALL OTHER COMPENSATION	TOTAL COMPENSATION
Roger Griffin	2014	130,000	100,000	-0-	-0-	-0-	230,000
President & CEO	2013	130,000	100,000	-0-	-0-	-0-	230,000

William E. Nielsen	2014	134,000	35,000	-0-	-0-	-0-	169,000
Chief Financial Officer	2013	134,000	35,000	-0-	-0-	-0-	169,000

Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None

None of the Company’s other Executive Officers earned compensation in fiscal 2014 and 2013 in excess of $100,000 for services rendered to the Company in any capacity.

Option Grants and Exercises in Last Fiscal Year

No options were granted during fiscal 2014 to the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for fiscal 2014.

Compensation of Directors

The Board of Directors of the Company compensated non-employee directors $3,000 per month, together with direct out-of-pocket expenses incurred to attend meetings. In December 2013 the Board of Directors resolved to increase the compensation of non-employee directors from $1,500 per month to $3,000 per month.

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

Director Compensation for Fiscal 2014
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non Equity Incentive Plan and Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Ronald L. McDaniel	34,500	-0-	-0-	-0-	-0-	-0-	34,500
Matthew M. Price	34,500	-0-	-0-	-0-	-0-	-0-	34,500
Lael E. Boren	34,500	-0-	-0-	-0-	-0-	-0-	34,500
Leland Boren	34,500	-0-	-0-	-0-	-0-	-0-	34,500
John J. Martorana	34,500	-0-	-0-	-0-	-0-	-0-	34,500
Martha R. Songer	34,500	-0-	-0-	-0-	-0-	-0-	34,500

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

Compensation Committee Report

The Compensation Committee reviews with management the Compensation Discussion & Analysis section of the Company’s 2013 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for 2014 and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

The Compensation Committee

Ronald L. McDaniel

John J. Martorana

Lael E. Boren

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2014 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2014 with these computations based on 5,183,895 shares of common stock being outstanding at that time.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE HELD	AMOUNT OF BENEFICIAL OWNERSHIP [1]	APPROXIMATE PERCENT OF CLASS

Roger Griffin	President & CEO	18,600	0.30%
5400 Rio Grande Ave.
Jacksonville, FL 32254

Leland E. Boren	Director	2,673,614 [2]	51.60%
1909 S. Main Street
Upland, IN 46989

John Martorana	Director	19,995	0.40%
5148 Hanover Lane
Lakeland, FL 33817

Ronald L. McDaniel	Director	None	-0-
Western-Cullen-Hayes, Inc.
2700 W. 36th Place
Chicago, IL 60632

William E. Nielsen	Director	250,000	4.80%
5400 Rio Grande Avenue	Chief Financial
Jacksonville, FL 32254	Officer

Matthew M. Price	Director	None	-0-
Bingham Greenbaum Doll, LLP
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

Alexander C. Toppan	Stockholder	653,128 [3]	12.60%
40 Spectacle Ridge Road
South Kent, CT 06785

Lael E. Boren	Director	2,000	0.00%
1909 S Main Street
Upland, IN 46989

Martha R. Songer	Director	2,000	0.00%
1909 S. Main Street
Upland, IN 46989

International Baler Corporation	Stockholder	119,339 [4]	2.30%
Profit Sharing Trust
5400 Rio Grande Avenue
Jacksonville, FL 32254

All Officers and Directors		3,085,548 [5]	59.50%
as a Group (4 persons)
________________
[1] Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.
[2] Consists of 2,633,896 shares held directly and 39,718 shares owned by Avis Industrial Corporation.
[3] Shares are held in joint tenancy with his wife, Mary Anne T. Toppan.
[4] Employees’ Profit Sharing Trust of which William Nielsen is Trustee.
[5] Consists of 2,966,209 shares held directly and 119,339 shares held by International Baler Corporation Employee Profit Sharing Trust.

Changes In Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Leland E. Boren, shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls 51.6% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no equipment sales to, or purchases from these companies in the fiscal years ending October 31, 2014 and 2013.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by The GriggsGroup CPAs for the audit of the Company’s annual financial statements for the years ended October 31, 2014 and 2013:

Fee Category	2014	2013
Audit Fees	$$55,500	$$54,500
Audit-Related Fees	0	0
Tax Fees	10,000	8,500
All Other Fees	0	0
Total Fees	$$65,500	$$63,000

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

All of the 2014 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by The GriggsGroup CPAs is compatible with maintaining The GriggsGroup’s CPAs’ independence and has concluded that it is.

ITEM 15. EXHIBITS

The Following Documents are filed as Part of this Report

1.	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

2. Exhibits

Exhibit Number	Description

2.1	Agreement of Merger between International Baler Corporation and IBC Merger Corporation dated June 24, 1997 (Incorporated by reference to Exhibit 10.39 to Company’s Current Report on Form 8-K, Date of Report June 27, 1997[“Report on Form 8-K June 27, 1997”]).

2.2	Certificate of Merger of International Baler Corporation into IBC Merger Corporation (Incorporated by reference to Exhibit 10.39.1 to Report on Form 8-K June 27, 1997).

2.3	Certificate of Merger merging Consolidated Baling Machine Company, Inc. and Florida Waste Systems, Inc. Into International Baler Corporation filed July 30, 2004.

3.1	Articles of Incorporation and by-laws of Waste Technology Corp. and amendments (Incorporated by reference to the Company’s Registration Statement on Form S-18 filed in April, 1985, Registration No. 2-97045[the “Statement on Form S-18"])

3.2	Certificate of Incorporation of International Baler Corporation f/k/a National Compactor & Technology Systems, Inc. and all amendments thereto (Incorporated by reference to Exhibit 3.3 to Form 8 Amendment No.1 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1989[“Amendment No. 1 to 1989 Form 10-K”]).
By-laws of International Baler Corporation (Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to 1989 Form 10-K).
3.3

3.4	Certificate of Incorporation of Consolidated Baling Machine Co., Inc. f/k/a Solid Waste Recovery Test Center, Inc. and all amendments thereto (Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to 1989 Form 10-K).

3.5	By-laws of Consolidated Baling Machine Co., Inc. (Incorporated by reference to Exhibit 3.6 to Amendment No. 1 to 1989 Form 10-K).

3.7	Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 4, 1991(Incorporated by reference to Exhibit 3.1.1 to Company’s Annual Report on Form 10-K for the year ended October 31, 1991[the “1991 Form 10-K”]

3.8	Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 21 1991(Incorporated by reference to Exhibit 3.1.2 to Company’s 1991 Form 10-K).

Exhibit Number	Description

3.9	Revised and restated by-laws of Waste Technology Corp. (Incorporated by reference to Exhibit 3.2 to Company’s 1991 Form 10-K).

3.1	Amendment to revised and restated by-laws of Waste Technology Corp. (Incorporated by reference to Exhibit 3.2.1 to Company’s 1991 Form 10-K).

3.11	Certificate of Incorporation of Waste Tech Real Estate Corp. (Incorporated by reference to Exhibit 3.7 to Company’s Annual Report on Form 10-K for year ended October 31, 1990).

4.1	1995 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended October 31, 1995).

10.1	Agreement between the Company and International Baler Corp. dated September 8, 1986, relating to acquisition of assets and stock (Incorporated by reference to Exhibit 10.1 to Statement on Form S-18).

10.2	Agreement dated February 3, 1987, between the Company and N. J. Cavagnaro & Sons and Machine Corp., Nicholas J. Cavagnaro Jr., George L. Cavagnaro, and Pauline L. Cavagnaro together with the exhibits annexed thereto for the acquisition of N. J. Cavagnaro & Sons Machine Corp. (Incorporated by reference to Exhibit 10.2 to Company’s Annual Report on Form 10-K for the year ended October 31, 1987 [the “1987 Form 10-K”]).

10.3	Waste Technology Corp. Profit Sharing Plan including Agreement of Trust (Incorporated by reference to Exhibit 10.7 to Report on Form 8-K June 1, 1989).
Form of Deferred Compensation Agreement for Ted C. Flood (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10K for the year ended October 31, 1991).
10.4

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

*The exhibits are filed with, or incorporated by reference into this report.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BALER CORPORATION

(Registrant)

By: _/s/ D. Roger Griffin __

Chief Executive Officer

Dated: January 29, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. McDaniel	Director	January 29, 2015
Ronald L. McDaniel	Chairman of the Board

/s/ D Roger Griffin	Director	January 29, 2015
D. Roger Griffin	President and Chief
Executive Officer

/s/ Lael Boren	Director	January 29, 2015
Lael E. Boren

/s/ Leland E. Boren	Director	January 29, 2015
Leland E. Boren

/s/ William E. Nielsen	Director	January 29, 2015
William E. Nielsen	Chief Financial Officer

/s/ Matthew M. Price	Director	January 29, 2015
Matthew M. Price

/s/ John J. Martorana	Director	January 29, 2015
John J. Martorana

/s/ Martha R. Songer	Director	January 29, 2015
Martha R. Songer

INTERNATIONAL BALER CORPORATION

FINANCIAL STATEMENTS

OCTOBER 31, 2014 AND 2013.

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Baler Corporation

We have audited the accompanying balance sheets of International Baler Corporation as of October 31, 2014 and 2013 and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Baler Corporation as of October 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ The GriggsGroup CPAs

Ponte Vedra Beach, Florida

January 29, 2015

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	October 31, 2014	October 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$2,803,698	$1,877,256
Accounts receivable, net of allowance for doubtful accounts
of $29,412 at October 31, 2014 and $45,764 at October 31, 2013	3,732,637	2,466,887
Inventories	4,788,881	5,960,365
Prepaid expense and other current assets	183,725	98,792
Deferred income taxes	217,676	245,431
Total current assets	11,726,617	10,648,731

Property, plant and equipment, at cost:	3,243,153	3,096,560
Less: accumulated depreciation	2,115,740	1,972,631
Net property, plant and equipment	1,127,413	1,123,929

Other assets	1,256	1,256

TOTAL ASSETS	$12,855,286	$11,773,916

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving promissory note	$644,345	$1,648,649
Notes payable-current portion	9,879	—
Accounts payable	923,391	1,439,777
Accrued liabilities	1,512,985	659,096
Customer deposits	1,667,932	677,954
Total current liabilities	4,758,532	4,425,476

Deferred income taxes	171,480	165,808
Notes payable-long term	28,223	—
Total liabilities	4,958,235	4,591,284

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 shares
issued at October 31, 2014 and October 31, 2013	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,094,475	1,380,056
	8,578,461	7,864,042

Less: Treasury stock, 1,245,980 shares
at October 31, 2014 and October 31, 2013, at cost	(681,410)	(681,410)

Total stockholders' equity	7,897,051	7,182,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,855,286	$11,773,916

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2014 AND 2013

	2014	2013

Net sales:
Equipment	$16,969,452	$13,728,599
Parts and service	2,816,051	2,354,339
Total net sales	19,785,503	16,082,938

Cost of sales	15,577,846	13,045,001

Gross profit	4,207,657	3,037,937

Operating expense:
Selling expense	999,018	971,387
Administrative expense	2,027,640	1,019,347
Total operating expense	3,026,658	1,990,734

Operating income	1,180,999	1,047,203

Other income (expense):
Interest income	6,706	959
Interest expense	(35,816)	(12,671)
Total other income (expense)	(29,110)	(11,712)

Income before income taxes	1,151,889	1,035,491

Income tax provision	437,470	352,297

Net income	$714,419	$683,194

Income per share, basic and diluted	$0.14	$0.13

Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

	Common Stock				Treasury Stock

	NUMBER		ADDITIONAL	RETAINED	NUMBER		TOTAL
	OF SHARES	PAR	PAID-IN	EARNINGS	OF		STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	(DEFICIT)	SHARES	COST	EQUITY

Balance at October 31, 2012	6,429,875	$64,299	$6,419,687	$696,862	1,245,980	$(681,410)	$6,499,438

Net Income	—	—	—	683,194	—	—	683,194

Balance at October 31, 2013	6,429,875	64,299	6,419,687	1,380,056	1,245,980	(681,410)	7,182,632

Net Income	—	—	—	714,419	—	—	714,419

Balance at October 31, 2014	6,429,875	$64,299	$6,419,687	$2,094,475	1,245,980	$(681,410)	$7,897,051

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2014 AND 2013

	2014	2013
Cash flow from operating activities:
Net income	$714,419	$683,194
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	143,109	133,221
Provision for doubtful accounts	(16,352)	(20,000)
Deferred income tax	33,427	71,878
Changes in operating assets and liabilities:
Accounts receivable	(1,249,398)	(1,011,094)
Inventories	1,171,484	(1,764,814)
Prepaid expenses and other assets	(84,933)	26,128
Accounts payable	(516,386)	733,522
Accrued liabilities and deferred taxes	853,889	185,572
Customer deposits	989,978	(307,008)
Net cash provided by (used in) operating activities	2,039,237	(1,269,401)

Cash flows from investing activities:
Proceeds from notes receivable from former Director	—	3,673
Purchase of property and equipment	(105,338)	(224,805)
Net cash used in investing activities	(105,338)	(221,132)

Cash flows from financing activities
Payments on notes payable	(3,153)	—
Advances from revolving promissory note	400,000	1,648,649
Payments on revolving promissory note	(1,404,304)	—
Net cash (used in) provided by financing activities	(1,007,457)	1,648,649

Net increase in cash and cash equivalents	926,442	158,116

Cash and cash equivalents at beginning of period	1,877,256	1,719,140

Cash and cash equivalents at end of period	$2,803,698	$1,877,256

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$35,816	$9,195
Income taxes	572,729	—

Supplemental noncash investing activities:
Property, plant and equipment purchases:
Purchase of property, plant and equipment, total	$146,593	$—
Vehicle purchased under note payable	41,255	—
Cash paid for property, plant and equipment	$105,338	$0

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

Following is a tabular reconciliation of the changes in the warranty accrual:

	2014	2013
Beginning balance	$60,000	$60,000
Warranty service provided	(175,728)	(203,656)
New product warranties	169,695	205,929
Changes to pre-existing warranty accruals	11,033	(2,273)
Ending balance	$65,000	$60,000

(i)	Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. There were no stock options outstanding for the years ended October 31, 2014 and 2013, respectively.

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

(L)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the topic. The guidance requires an entity to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the considerations to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities for fiscal years and interim periods beginning December 15, 2016. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

(M)	Reclassification

Certain amounts in the prior year's financial statements have been reclassified to conform with current year presentation.

(3) Related Party Transactions

Leland E. Boren, a shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from these companies in the years ending October 31, 2014 and 2013.

(4) Inventories

Inventories consisted of the following:	2014	2013
Raw materials	$1,715,772	$1,796,661
Work in process	2,584,378	3,964,544
Finished goods	488,731	199,160
	$4,788,881	$5,960,365

(5) Property, Plant, and Equipment

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

	2014	2013
Land	$ 82,304	$ 82,304
Building and Improvements	1,078,950	1,074,636
Machinery and Equipment	1,980,778	1,884,754
Vehicles	101,121	54,866
	3,243,153	3,096,560
Less accumulated depreciation	2,115,740	1,972,631
	$ 1,127,413	$ 1,123,929

Depreciation expense was $143,109 and $129,617 during the years ended October 31, 2014 and 2013, respectively.

(6) Debt

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and has a term of two years. The credit agreement has been modified to extend the termination date to March 15, 2015. The line of credit had an outstanding balance of $644,345 at October 31, 2014 and $1,648,649 at October 31, 2013.

In July 2014 the Company financed a service truck by entering into a loan agreement with Ford Credit for $41,254. The note has a term of forty-eight months at an interest rate of 3.8%. Principal payments for fiscal years ending October 31, are scheduled as follows:

2015	$9,879
2016	10,255
2017	10,646
2018	7,322
Total	$38,102

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

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was fatally injured in a workplace accident while an employee of the Company. The accident occurred in September 2008. The Plaintiff demanded $2,500,000 to settle this claim. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the Plaintiff the ability to file an amended Complaint. In July 2014, the Company filed a Motion for Summary Judgment to have the complaint dismissed. On December 1, 2014, the Company and its insurance company agreed to settle this claim for $150,000. The Company will be responsible for $75,000, one-half of the total settlement amount. During the fourth quarter of fiscal 2014, the Company accrued an additional $50,000 for a total accrued liability of $75,000 related to this settlement.

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties. In November 2014, a jury returned a verdict in favor of the Plaintiff, Georgetown Paper Stock of Rockville, Inc. in the amount of $368,248. The Company was responsible for $277,968 of this amount and its dealer, BE Equipment, Inc., was responsible for $90,280. The baler involved in this claim will be returned to the Company. The Company recorded an accrued liability of $285,000 and an asset in transit of $85,000 resulting in net expense of $200,000 in the fourth quarter of fiscal 2014.

In November 2014, the Company agreed to a Consent Order with the Florida Department of Environmental Protection to remove contaminated solid waste sand blasting material from its property. The Company recorded an accrued liability of $291,000 as of October 31, 2014, for the cost of the removal of this material.

(8) Income Taxes

Income tax benefit attributable to income from continuing operations consists of:

	2014	2013
Current income tax provision:
Federal	$358,172	$256,596
State	45,871	23,823
	404,043	280,419
Deferred income tax provision:
Federal	30,587	65,772
State	2,840	6,106
	33,427	71,878
Income tax provision	$437,470	$352,297

The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income taxes are as follows:

	2014	2013
Expected federal income tax expense at
Statutory rate	$391,642	$352,067
State income tax expense, net of federal
income tax effect	23,821	21,427
Other – meals and entertainment	9,389	8,650
Other	12,618	(29,847)
Income tax provision	$437,470	$352,297

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. As of October 31, 2014 and 2013, the net deferred tax assets were $46,196 and $79,623, respectively. The Company determined it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets of October 31, 2014 and 2013 and no valuation allowance is deemed necessary. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

The significant components of the net deferred income taxes at October 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets
Inventory reserve	$70,238	$73,480
Other reserves and allowances	64,045	65,251
Capitalized inventory costs	91,094	114,400
Total deferred tax assets	225,377	253,131

Deferred tax liabilities
Property, plant, and equipment	(179,181)	(173,508)
Total gross deferred tax liabilities	(179,181)	(173,508)
Net deferred income taxes	$46,196	$79,623

For the years ended October 31, 2014 and 2013, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended October 31, 2006 through October 31, 2014, the tax years which remain subject to examination by tax jurisdictions as of October 31, 2014.

(9) Employees’ Benefit Plan

The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan during the years ended October 31, 2014 or 2013.

(10) Business and Credit Concentrations

Export sales were approximately 49% and 43% of net sales for the years ended October 31, 2014 and 2013, respectively. The principal international markets served by the Company, include Canada, China, Mexico, United Kingdom, India, Korea, Japan, Russia, Saudi Arabia, and Brazil. In 2014, three customers accounted for 15.4%, 10.2% and 9.4% of net sales, respectively, while in 2013, three customers accounted for 17.3%, 13.6% and 13.2% of net sales, respectively. In 2014, 23.4% of the Company’s total sales were to Saudi Arabia and in 2013, 13.2% of the Company’s total sales were to Saudi Arabia. Two customers accounted for 40.2%, and 20.2% respectively, of the Company’s accounts receivable at October 31, 2014 and two customers accounted for 60.8%, and 17.1%, respectively, of the Company accounts receivable at October 31, 2013.