Form 10-Q
period 2015-01-31
INTERNATIONAL BALER CORP
filed 2015-03-12
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2015

or

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐     No  ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at February 28, 2015

 PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	January 31, 2015	October 31, 2014
ASSETS	Unaudited

Current assets:
Cash and cash equivalents	$2,760,312	$2,803,698
Accounts receivable, net of allowance for doubtful accounts of $24,412 at January 31, 2015 and $29,412 at October 31, 2014	1,308,941	3,732,637
Inventories	5,507,043	4,788,881
Prepaid expense and other current assets	172,851	183,725
Deferred income taxes	217,676	217,676
Total current assets	9,966,823	11,726,617

Property, plant and equipment, at cost:	3,262,343	3,243,153
Less: accumulated depreciation	2,154,440	2,115,740
Net property, plant and equipment	1,107,903	1,127,413

Other assets:
Other assets	1,256	1,256

TOTAL ASSETS	$11,075,982	$12,855,286

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving promissory note	$-	$644,345
Notes payable-current portion	9,941	9,879
Accounts payable	929,543	923,391
Accrued liabilities	310,035	1,512,985
Customer deposits	1,750,748	1,667,932
Total current liabilities	3,000,267	4,758,532

Deferred income taxes	171,480	171,480
Notes payable-long term	25,726	28,223
Total liabilities	3,197,473	4,958,235

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	-	-
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,975 shares issued at January 31, 2015 and October 31, 2014	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,075,933	2,094,475
	8,559,919	8,578,461

Less: Treasury stock, 1,245,980 shares at January 31, 2015 and October 31, 2014, at cost	(681,410)	(681,410)

Total stockholders' equity	7,878,509	7,897,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,075,982	$12,855,286

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2015 AND 2014
UNAUDITED

	2015	2014

Net sales:
Equipment	$2,610,432	$3,303,654
Parts and service	574,249	643,913
Total net sales	3,184,681	3,947,567

Cost of sales	2,724,919	3,122,048

Gross profit	459,762	825,519

Operating expense:
Selling expense	211,671	265,031
Administrative expense	275,461	269,508
Total operating expense	487,132	534,539

Operating (loss) income	(27,370)	290,980

Other income (expense):
Interest income	891	-
Interest expense	(2,063)	(10,467)
Total other income (expense)	(1,172)	(10,467)

Income (loss) before income taxes	(28,542)	280,513

Income tax provision	(10,000)	100,000

Net income (loss)	$(18,542)	$180,513

Income (loss) per share, basic and diluted	$(0.00)	$0.03

Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2015
UNAUDITED

	Common Stock				Treasury Stock

	NUMBER		ADDITIONAL		NUMBER		TOTAL
	OF SHARES	PAR	PAID-IN	RETAINED	OF		STOCKHOLDERS'
	ISSUED	VALUE	CAPITAL	EARNINGS	SHARES	COST	EQUITY

Balance at October 31, 2014	6,429,875	$64,299	$6,419,687	$2,094,475	1,245,980	$(681,410)	$7,897,051

Net Income	-	-	-	(18,542)	-	-	(18,542)

Balance at January 31, 2015	6,429,875	$64,299	$6,419,687	$2,075,933	1,245,980	$(681,410)	$7,878,509

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2015 AND 2014
UNAUDITED

	2015	2014

Cash flow from operating activities:
Net income (loss)	$(18,542)	$180,513
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	38,700	36,000
Provision for doubtful accounts	(5,000)	-
Changes in operating assets and liabilities:
Accounts receivable	2,428,696	(924,380)
Inventories	(718,162)	390,159
Prepaid expenses and other assets	10,874	(9,956)
Accounts payable	6,152	(672,510)
Accrued liabilities and deferred taxes	(1,202,950)	(158,271)
Customer deposits	82,816	992,859
Net cash provided by (used in) operating activities	622,584	(165,586)

Cash flows from investing activities:
Purchase of property and equipment	(19,190)	(24,357)
Net cash used in investing activities	(19,190)	(24,357)

Cash flows from financing activities:
Payments on notes payable	(2,435)	-
Payments on revolving prommissory note	(644,345)	-
Net cash used in financing activities	(646,780)	-

Net decrease in cash and cash equivalents	(43,386)	(189,943)

Cash and cash equivalents at beginning of period	2,803,698	1,877,256

Cash and cash equivalents at end of period	$2,760,312	$1,687,313

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$2,063	$10,467
Income taxes	-	115,000

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Business:

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended January 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015. The accompanying balance sheet as of October 31, 2014 was derived from the audited financial statements as of October 31, 2014.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

	2015	2014
Beginning balance	$65,000	$60,000
Warranty service provided	(33,517)	(22,063)
New product warranties	32,630	33,037
Changes to pre-existing warranty accruals	887	(974)
Ending balance	$65,000	$70,000

(e) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

4.	Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On August 5, 2014 Avis acquired IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from, these companies for the three months ended January 31, 2015 or in fiscal year ended October 31, 2014.

5.	Inventories:

Inventories consisted of the following:

	January 31, 2015	October 31, 2014
Raw materials	$1,888,933	$1,715,772
Work in process	3,227,378	2,584,378
Finished goods	390,732	488,731
	$5,507,043	$4,788,881

6.	Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and has a term of two years. The credit agreement had been modified to extend the termination date to March 15, 2015. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at January 31, 2015 and a balance of $644,345 at October 31, 2014.

In July 2014 the Company financed a service truck by entering into a loan agreement with Ford Credit for $41,254. The note has a term of forty-eight months at an interest rate of 3.8%. Principal payments for fiscal years ending October 31, are scheduled as follows:

2015	$7,444
2016	10,255
2017	10,646
2018	7,322
Total	$35,667

7.	Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of January 31, 2015 and at October 31, 2014. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of January 31, 2015 and October 31, 2014, net deferred tax assets were $46,196.

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

In July 2014, the Company filed a Motion for Summary Judgment to have the complaint dismissed. On December 1, 2014, the Company and its insurance company agreed to settle this claim for $150,000. The Company was responsible for $75,000, one-half of the total settlement amount. During the fourth quarter of fiscal 2014, the Company accrued an additional $50,000 for a total accrued liability of $75,000 related to this settlement. This settlement amount was paid in the first quarter of fiscal 2015, and the case has been closed.

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties. In November 2014, a jury returned a verdict in favor of the Plaintiff, Georgetown Paper Stock of Rockville, Inc. in the amount of $368,248. The Company was responsible for $277,968 of this amount and its dealer, BE Equipment, Inc., was responsible for $90,280. The baler involved in this claim will be returned to the Company. The Company recorded an accrued liability of $285,000 and an asset in transit of $85,000 resulting in net expense of $200,000 in the fourth quarter of fiscal 2014. The payments were made in the first quarter of fiscal 2015. The baler is scheduled to be removed and returned starting on March 21, 2015.

In November 2014, the Company agreed to a Consent Order with the Florida Department of Environmental Protection to remove solid waste sand blasting material from its property. The Company recorded an accrued liability of $291,000 as of October 31, 2014, for the cost of the removal of this material. The removal of the sand blasting material was completed in January 2015.

ITEM 2.	MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our unaudited financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended October 31, 2014, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations: Three Month Comparison

In the first quarter ended January 31, 2015, the Company had net sales of $3,184,681 compared to net sales of $3,947,567 in the first quarter of fiscal 2014, a decrease of 19.3%. The decrease in net sales was the result of no shipments of synthetic rubber balers in the first quarter of 2015 compared to the shipment of four rubber balers, $1,102,800, in the first quarter of 2014. The Company had approximately $250,000 of shipments of balers moved from the first quarter to the second quarter by its customers.

The Company had a net loss of $18,542 in the first quarter of fiscal 2015, compared to net income of $180,513 in the first quarter of 2014. The lower income was the result of the lower rubber baler shipments discussed above. Gross profit margins were lower due to the lower level of rubber baler shipments.

The sales order backlog was approximately $9,645,000 at January 31, 2015 and $11,300,000 at January 31, 2014.

Financial Condition and Liquidity:

Net working capital at January 31, 2015 was $6,966,556 as compared to $6,986,085 at October 31, 2014. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first three months of fiscal 2015 were 44.4 days, as compared to 75.0 days in the first three months of fiscal 2014. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 91.25).

During the three months ended January 31, 2015 and 2014, the Company made additions to plant and equipment of $19,190 and $24,357, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and has a term of two years. The credit agreement had been modified to extend the termination date to March 15, 2015. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at January 31, 2015 and a balance of $644,345 at October 31, 2014.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was fatally injured in a workplace accident while an employee of the Company. The accident occurred in September 2008. The Plaintiff demanded $2,500,000 to settle this claim. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the Plaintiff the ability to file an amended Complaint. In July 2014, the Company filed a Motion for Summary Judgment to have the complaint dismissed. On December 1, 2014, the Company and its insurance company agreed to settle this claim for $150,000. The Company was responsible for $75,000, one-half of the total settlement amount. During the fourth quarter of fiscal 2014, the Company accrued an additional $50,000 for a total accrued liability of $75,000 related to this settlement. This settlement amount was paid in the first quarter of fiscal 2015, and the case has been closed.

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties. In November 2014, a jury returned a verdict in favor of the Plaintiff, Georgetown Paper Stock of Rockville, Inc. in the amount of $368,248. The Company was responsible for $277,968 of this amount and its dealer, BE Equipment, Inc., was responsible for $90,280. The baler involved in this claim will be returned to the Company. The Company recorded an accrued liability of $285,000 and an asset in transit of $85,000 resulting in net expense of $200,000 in the fourth quarter of fiscal 2014. The payments were made in the first quarter of fiscal 2015. The baler is scheduled to be removed and returned starting on March 21, 2015.

In November 2014, the Company agreed to a Consent Order with the Florida Department of Environmental Protection to remove solid waste sand blasting material from its property. The Company recorded an accrued liability of $291,000 as of October 31, 2014, for the cost of the removal of this material. The removal of the sand blasting material was completed in January 2015.

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

Date: March 12, 2015		INTERNATIONAL BALER CORPORATION

	By:	/s/ D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

Date: March 12, 2015		INTERNATIONAL BALER CORPORATION

	By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer

Dated: Septem D Dated: March 12, 2015

