Form 10-Q
period 2015-04-30
INTERNATIONAL BALER CORP
filed 2015-06-10
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2015

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

International Baler Corporation
(Exact name of registrant as specified in its charter)

Delaware	0-14443	13-2842053
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

5400 Rio Grande Avenue, Jacksonville, FL		32254
(Address of Principal Executive Officer)		(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at May 31, 2015.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	April 30, 2015	October 31, 2014
ASSETS	Unaudited

Current assets:
Cash and cash equivalents	$597,969	$2,803,698
Certificates of deposit	459,012	—
Accounts receivable, net of allowance for doubtful accounts
of $24,412 at January 31, 2015 and $29,412 at October 31, 2014	836,711	3,732,637
Inventories	6,908,627	4,788,881
Prepaid expense and other current assets	49,721	183,725
Deferred income taxes	217,676	217,676
Total current assets	9,069,716	11,726,617

Property, plant and equipment, at cost:	3,285,232	3,243,153
Less: accumulated depreciation	2,193,140	2,115,740
Net property, plant and equipment	1,092,092	1,127,413

Other assets:
Other assets	503,772	1,256
Total other assets	503,772	1,256

TOTAL ASSETS	$10,665,580	$12,855,286

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving promissory note	$—	$644,345
Notes payable-current portion	10,034	9,879
Accounts payable	660,361	923,391
Accrued liabilities	329,231	1,512,985
Customer deposits	1,541,207	1,667,932
Total current liabilities	2,540,833	4,758,532

Deferred income taxes	171,480	171,480
Notes payable-long term	23,997	28,223
Total liabilities	2,736,310	4,958,235

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 shares
issued at April 30, 2015 and October 31, 2014	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,126,694	2,094,475
	8,610,680	8,578,461

Less: Treasury stock, 1,245,980 shares
at April 30, 2015 and October 31, 2014, at cost	(681,410)	(681,410)

Total stockholders' equity	7,929,270	7,897,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,665,580	$12,855,286

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2015 AND 2014
UNAUDITED

	Three Months		Six Months

	2015	2014	2015	2014
Net sales:
Equipment	$3,161,797	$2,194,768	$5,772,229	$5,498,422
Parts and service	500,877	589,789	1,075,126	1,233,702
Total net sales	3,662,674	2,784,557	6,847,355	6,732,124

Cost of sales	3,055,963	2,386,342	5,780,882	5,508,390

Gross profit	606,711	398,215	1,066,473	1,223,734

Operating expense:
Selling expense	241,427	245,027	453,098	510,058
Administrative expense	288,160	292,255	563,621	561,763
Total operating expense	529,587	537,282	1,016,719	1,071,821

Operating income (loss)	77,124	(139,067)	49,754	151,913

Other income (expense):
Interest income	857	4,900	1,748	4,900
Interest expense	(220)	(7,220)	(2,283)	(17,687)
Total other income (expense)	637	(2,320)	(535)	(12,787)

Income (loss) before income taxes	77,761	(141,387)	49,219	139,126

Income tax provision (benefit)	27,000	(49,000)	17,000	51,000

Net income (loss)	$50,761	$(92,387)	$32,219	$88,126

Income (loss) per share, basic and diluted	$0.01	$(0.02)	$0.01	$0.02

Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2015
UNAUDITED

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY

Balance at October 31, 2014	6,429,875	$64,299	$6,419,687	$2,094,475	1,245,980	$(681,410)	$7,897,051

Net Income	—	—	—	32,219	—	—	32,219

Balance at April 30, 2015	6,429,875	$64,299	$6,419,687	$2,126,694	1,245,980	$(681,410)	$7,929,270

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2015 AND 2014
UNAUDITED

	2015	2014

Cash flow from operating activities:
Net income	$32,219	$88,126
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	77,400	72,000
Provision for doubtful accounts	(5,000)	—
Changes in operating assets and liabilities:
Certificates of deposits	(961,528)	—
Accounts receivable	2,900,926	(222,209)
Inventories	(2,119,746)	(1,049,185)
Prepaid expenses and other assets	134,004	26,176
Accounts payable	(263,030)	(68,312)
Accrued liabilities and deferred taxes	(1,183,754)	(513,633)
Customer deposits	(126,725)	1,723,932
Net cash (used in) provided by operating activities	(1,515,234)	56,895

Cash flows from investing activities:
Purchase of property and equipment	(42,079)	(76,838)
Net cash used in investing activities	(42,079)	(76,838)

Cash flows from financing activities:
Payments on notes payable	(4,071)	—
Payments on revolving prommissory note	(644,345)	(403,629)
Net cash used in financing activities	(648,416)	(403,629)

Net decrease in cash and cash equivalents	(2,205,729)	(423,572)

Cash and cash equivalents at beginning of period	2,803,698	1,877,256

Cash and cash equivalents at end of period	$597,969	$1,453,684

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$2,283	$17,687
Income taxes	2,454	322,713

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

 2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015. The accompanying balance sheet as of October 31, 2014 was derived from the audited financial statements as of October 31, 2014.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the six-month period ended April 30:

	2015	2014
Beginning balance	$65,000	$60,000
Warranty service provided	(84,420)	(80,805)
New product warranties	72,153	84,000
Changes to pre-existing warranty accruals	12,267	(3,195)
Ending balance	$65,000	$60,000

(e) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the relative short-term nature of these assets and liabilities.

4. Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Co., a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On July 31, 2014 The Harris Waste Management Group, Inc. acquired certain assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from, these companies for the six months ended April 30, 2015 or in fiscal year ended October 31, 2014.

5. Inventories:

Inventories consisted of the following:

	April 30, 2015	October 31, 2014
Raw materials	$2,055,517	$1,715,772
Work in process	4,451,378	2,584,378
Finished goods	401,732	488,731
	$6,908,627	$4,788,881

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and has a term of two years. The credit agreement had been modified to extend the termination date to March 15, 2015. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at April 30, 2015 and a balance of $644,345 at October 31, 2014.

In July 2014 the Company financed a service truck by entering into a loan agreement with Ford Credit for $41,254. The note has a term of forty-eight months at an interest rate of 3.8%. Principal payments for fiscal years ending October 31, are scheduled as follows:

2015	$5,808
2016	10,255
2017	10,646
2018	7,322
Total	$34,031

7. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of April 30, 2015 and at October 31, 2014. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of April 30, 2015 and October 31, 2014, net deferred tax assets were $46,196.

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

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties. In November 2014, a jury returned a verdict in favor of the Plaintiff, Georgetown Paper Stock of Rockville, Inc. in the amount of $368,248. The Company was responsible for $277,968 of this amount and its dealer, BE Equipment, Inc., was responsible for $90,280. The baler involved in this claim will be returned to the Company. The Company recorded an accrued liability of $285,000 and an asset in transit of $85,000 resulting in net expense of $200,000 in the fourth quarter of fiscal 2014. The payments were made in the first quarter of fiscal 2015. The baler was returned in the second quarter of fiscal 2015.

In November 2014, the Company agreed to a Consent Order with the Florida Department of Environmental Protection to remove solid waste sand blasting material from its property. The Company recorded an accrued liability of $291,000 as of October 31, 2014, for the cost of the removal of this material. The removal of the sand blasting material was completed in January 2015.

At April 30, 2015, the Company had outstanding commitments relating to standby letters of credit for performance and warranty guarantees of approximately $1,000,000. These letters of credit are collateralized by certificates of deposit which have expiration dates which coincide with the expiration dates of the letters of credit. Certificates of deposit that mature in one year or more are included in other assets in the accompanying balance sheet.

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

Results of Operations: Three Month Comparison

In the second quarter ended April 30, 2015, the Company had net sales of $3,662,674 compared to net sales of $2,784,557 in the second quarter of fiscal 2014, an increase of 31.5%. The increase in net sales was the result of higher shipments of horizontal closed door balers and auto-tie balers due to general market conditions.

The Company had net income of $50,761 in the second quarter of fiscal 2015, compared to a net loss of $92,387 in the second quarter of 2014. The higher net income was the result of the higher shipments in the second quarter of 2015.

Results of Operations: Six month Comparison

The Company had net sales of $6,847,355 in the first six months of fiscal 2015, compared to net sales of $6,732,124 in the same period of 2014, an increase of 1.7%. The Company had no shipments of synthetic rubber balers in the first half of fiscal 2015, compared to four rubber balers in the first half of fiscal 2014. The Company shipped seventy-four balers and conveyors at an average price of $78,003 in fiscal 2015 versus shipments of forty-eight balers and conveyors at an average price of $91,228 in 2014.

The Company had net income of $32,219 in the first six months of fiscal 2015 compared to net income of $88,126 in the prior year. The lower income in 2015 was the result of four rubber balers shipped in 2014 versus none in the current period, offset by the higher unit sales of balers and conveyors in 2015.

The sales order backlog was $8,100,000 at April 30, 2015 and $14,800,000 at April 30, 2014. The backlog in 2015 included thirty-five balers and conveyors at an average price of $231,000 while the backlog in 2014 included forty-six balers and conveyors at an average price of $321,000.

Financial Condition and Liquidity:

Net working capital at April 30, 2015 was $6,528,883 as compared to $6,968,085 at October 31, 2014. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first six months of fiscal 2015 were 36.1 days, as compared to 79.0 days in the first three months of fiscal 2014. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by six, and dividing that result by the average day’s sales for the period (period sales ÷ 181).

During the six months ended April 30, 2015 and 2014, the Company made additions to plant and equipment of $42,079 and $76,838, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and has a term of two years. The credit agreement had been modified to extend the termination date to March 15, 2015. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at April 30, 2015 and a balance of $644,345 at October 31, 2014.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties. In November 2014, a jury returned a verdict in favor of the Plaintiff, Georgetown Paper Stock of Rockville, Inc. in the amount of $368,248. The Company was responsible for $277,968 of this amount and its dealer, BE Equipment, Inc., was responsible for $90,280. The baler involved in this claim will be returned to the Company. The Company recorded an accrued liability of $285,000 and an asset in transit of $85,000 resulting in net expense of $200,000 in the fourth quarter of fiscal 2014. The payments were made in the first quarter of fiscal 2015. The baler was returned in the second quarter of fiscal 2015.

In November 2014, the Company agreed to a Consent Order with the Florida Department of Environmental Protection to remove solid waste sand blasting material from its property. The Company recorded an accrued liability of $291,000 as of October 31, 2014, for the cost of the removal of this material. The removal of the sand blasting material was completed in January 2015.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of the Company was held on April 20, 2015.

(b)	The first item voted on was the election of Directors. Ronald L. McDaniel and D. Roger Griffin were elected as Class II Directors of the Company whose terms will expire in three (3) years at the annual meeting of stockholders to be held in 2018. The results of the voting were as follows: 3,173,643 votes for Ronald L. McDaniel and 5,225 withheld, and 3,155,962 for D. Roger Griffin and 22,906 withheld.

(c)	The next item of business was the proposal to ratify the appointment of The GriggsGroup, CPAs, the independent registered public accounting firm of the Company, for the fiscal year ending October 31, 2015. The result of the voting were as follows:

4,838,792	Votes for the resolution
25	votes against, and
4,044	votes abstained.

A majority of the votes cast at the meeting have voted for the resolution, the resolution was duly passed.

No matters were voted on at the meeting.

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

Dated: June 10, 2015		INTERNATIONAL BALER CORPORATION

	BY:	/s/ D, Roger Griffin
D. Roger Griffin
Chief Executive Officer

	BY:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer
15