Form 10-Q
period 2015-07-31
INTERNATIONAL BALER CORP
filed 2015-09-10
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2015

or

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes       No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at August 31, 2015

INTERNATIONAL BALER CORPORATION
TABLE OF CONTENTS

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of July 31, 2015, (unaudited) and October 31, 2014	2

Statements of Income for the three months and six months ended July 31, 2015 and 2014 (unaudited)	3

Statements of Changes in Stockholders’ Equity for the six months ended July 31, 2015 (unaudited)	4

Statements of Cash Flows for the six months ended July 31, 2015 and 2014 (unaudited)	5

Notes to Financial Statements (unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4. CONTROLS AND PROCEDURES	12

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	12

ITEM 5. OTHER INFORMATION	13

ITEM 6. EXHIBITS	13

SIGNATURES	14

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	July 31, 2015	October 31, 2014
ASSETS	Unaudited

Current assets:
Cash and cash equivalents	9,529	$2,803,698
Certificates of deposit	459,382	—
Accounts receivable, net of allowance for doubtful accounts of $24,412 at July 31, 2015 and $29,412 at October 31, 2014	1,105,126	3,732,637
Inventories	6,780,409	4,788,881
Prepaid expense and other current assets	83,639	183,725
Deferred income taxes	217,676	217,676
Total current assets	8,655,761	11,726,617

Property, plant and equipment, at cost:	3,328,801	3,243,153
Less: accumulated depreciation	2,231,840	2,115,740
Net property, plant and equipment	1,096,961	1,127,413

Other assets:
Other assets	504,315	1,256

TOTAL ASSETS	10,257,037	$12,855,286

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving promissory note	—	$644,345
Notes payable-current portion	10,128	9,879
Accounts payable	558,824	923,391
Accrued liabilities	297,666	1,512,985
Customer deposits	1,267,423	1,667,932
Total current liabilities	2,134,041	4,758,532

Deferred income taxes	171,480	171,480
Notes payable-long term	20,599	28,223
Total liabilities	2,326,120	4,958,235

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,875 shares issued at July 31, 2015 and October 31, 2014	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,128,341	2,094,475
	8,612,327	8,578,461

Less: Treasury stock, 1,245,980 shares at jJuly 31, 2015 and October 31, 2014, at cost	(681,410)	(681,410)

Total stockholders' equity	7,930,917	7,897,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	10,257,037	$12,855,286

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2015 AND 2014
UNAUDITED

	Three Months		Nine Months

	2015	2014	2015	2014
Net sales:
Equipment	$3,042,642	$5,287,654	$8,814,871	$10,786,076
Parts and service	610,266	770,963	1,685,392	2,004,665
Total net sales	3,652,908	6,058,617	10,500,263	12,790,741

Cost of sales	3,151,502	4,644,763	8,932,384	10,153,153

Gross profit	501,406	1,413,854	1,567,879	2,637,588

Operating expense:
Selling expense	198,485	215,744	651,583	725,802
Administrative expense	302,805	359,612	866,426	921,375
Total operating expense	501,290	575,356	1,518,009	1,647,177

Operating income	116	838,498	49,870	990,411

Other income (expense):
Interest income	940	843	2,688	5,743
Interest expense	(409)	(8,975)	(2,692)	(26,662)
Total other income (expense)	531	(8,132)	(4)	(20,919)

Income before income taxes	647	830,366	49,866	969,492

Income tax provision (benefit)	(1,000)	289,000	16,000	340,000

Net income	$1,647	$541,366	$33,866	$629,492

Income (loss) per share, basic and diluted	$0.00	$0.10	$0.01	$0.12

Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2015
UNAUDITED

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY

Balance at October 31, 2014	6,429,875	$64,299	$6,419,687	$2,094,475	1,245,980	$(681,410)	$7,897,051

Net Income	—	—	—	33,866	—	—	33,866

Balance at July 31, 2015	6,429,875	$64,299	$6,419,687	$2,128,341	1,245,980	$(681,410)	$7,930,917

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2015 AND 2014
UNAUDITED

	2015	2014

Cash flow from operating activities:
Net income	$33,866	$629,492
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	116,100	108,780
Provision for doubtful accounts	(5,000)	(6,000)
Changes in operating assets and liabilities:
Accounts receivable	2,632,511	(2,383,175)
Inventories	(1,991,528)	(573,932)
Prepaid expenses and other assets	100,086	4,937
Accounts payable	(364,567)	114,977
Accrued liabilities and deferred taxes	(1,215,319)	(103,038)
Customer deposits	(400,509)	1,583,929
Net cash used in operating activities	(1,094,360)	(624,030)

Cash flows from investing activities:
Purchases of property and equipment	(85,648)	(96,618)
Purchases of certificates of deposit	(962,441)	—
Net cash used in investing activities	(1,048,089)	(96,618)

Cash flows from financing activities
Payments on notes payable	(7,375)	(859)
Advances from revolving promissory note	—	400,000
Payments on revolving prommisory note	(644,345)	(404,219)
Net cash used in financing activities	(651,720)	(5,078)

Net decrease in cash and cash equivalents	(2,794,169)	(725,726)

Cash and cash equivalents at beginning of period	2,803,698	1,877,256

Cash and cash equivalents at end of period	$9,529	$1,151,530

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$2,692	$26,662
Income taxes	69,854	322,729

Supplemental non cash investing activities:
Purchases of property and equipment	$—	$137,874
Equipment purchased under notes payable	—	(41,254)
Cash paid for property and equipment	—	96,620

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

2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015. The accompanying balance sheet as of October 31, 2014 was derived from the audited financial statements as of October 31, 2014.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the nine-month period ended July 31:

	2015	2014
Beginning balance	$65,000	$60,000
Warranty service provided	(160,851)	(137,165)
New product warranties	132,227	135,000
Changes to pre-existing warranty accruals	28,628	7,165
Ending balance	$65,000	$65,000

(e) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the relative short-term nature of these assets and liabilities.

4. Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Co., a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On July 31, 2014 The Harris Waste Management Group, Inc. acquired certain assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from, these companies for the nine months ended July 31, 2015 or in fiscal year ended October 31, 2014.

5. Inventories:

Inventories consisted of the following:

	July 31, 2015	October 31, 2014
Raw materials	$2,006,536	$1,715,772
Work in process	4,328,898	2,584,378
Finished goods	444,975	488,731
	$6,780,409	$4,788,881

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and has a term of two years. The credit agreement had been modified to extend the termination date to March 15, 2015. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at July 31, 2015 and a balance of $644,345 at October 31, 2014.

In July 2014 the Company financed a service truck by entering into a loan agreement with Ford Credit for $41,254. The note has a term of forty-eight months at an interest rate of 3.8%. Principal payments for fiscal years ending October 31, are scheduled as follows:

2015	$2,504
2016	10,255
2017	10,646
2018	7,322
Total	$30,727

7. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of July 31, 2015 and at October 31, 2014. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of July 31, 2015 and October 31, 2014, net deferred tax assets were $46,196.

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

At July 31, 2015, the Company had outstanding commitments relating to standby letters of credit for performance and warranty guarantees of approximately $1,000,000. These letters of credit are collateralized by certificates of deposit which have expiration dates which coincide with the expiration dates of the letters of credit. Certificates of deposit that mature in one year or more are included in other assets in the accompanying balance sheet.

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

Results of Operations: Three Month Comparison

In the third quarter ended July 31, 2015, the Company had net sales of $3,652,908 compared to net sales of $6,058,617 in the third quarter of fiscal 2014, a decrease of 39.7%. The decrease in net sales was the result of no shipments of synthetic rubber balers in the third quarter of fiscal 2015 versus eight rubber balers, $3,627,999, in the same period in 2014.

The Company had net income of $1,647 in the third quarter of fiscal 2015, compared to net income of $541,366 in the third quarter of 2014. The lower net income was the result of the lower shipments in the third quarter of 2015.

Results of Operations: Nine month Comparison

The Company had net sales of $10,500,263 in the first nine months of fiscal 2015, compared to net sales of $12,790,741 in the same period of 2014, a decrease of 17.9%. The Company had no shipments of synthetic rubber balers in the first nine months of fiscal 2015, compared to twelve rubber balers in the first nine months of fiscal 2014. Excluding rubber balers, the Company shipped ninety-eight balers and conveyors at an average price of $89,948 in fiscal 2015 versus shipments of seventy-eight balers and conveyors at an average price of $77,670 in 2014.

The Company had net income of $33,866 in the first nine months of fiscal 2015 compared to net income of $629,492 in the prior year. The lower income in 2015 was the result of twelve rubber balers shipped in 2014 versus none in the current period, partially offset by the higher unit sales of balers and conveyors in 2015.

The sales order backlog was $8,400,000 at July 31, 2015 and $11,800,000 at July 31, 2014. The backlog in 2015 included thirty balers and conveyors at an average price of $280,000 while the backlog in 2014 included forty-eight balers and conveyors at an average price of $246,000.

Financial Condition and Liquidity:

Net working capital at July 31, 2015 was $6,521,720 as compared to $6,968,085 at October 31, 2014. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first nine months of fiscal 2015 were 32.2 days, as compared to 69.0 days in the first nine months of fiscal 2014. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by nine, and dividing that result by the average day’s sales for the period (period sales ÷ 273).

During the nine months ended July 31, 2015 and 2014, the Company made additions to plant and equipment of $85,648 and $137,873, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and has a term of two years. The credit agreement had been modified to extend the termination date to March 15, 2015. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at July 31, 2015 and a balance of $644,345 at October 31, 2014.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: September 10, 2015		INTERNATIONAL BALER CORPORATION

	BY:	/s/ D, Roger Griffin
D. Roger Griffin
Chief Executive Officer

	BY:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer

