Form 10-K
period 2015-10-31
INTERNATIONAL BALER CORP
filed 2016-01-28
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (April 30, 2015 closing price $2.04) : $2,659,260

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (January 15, 2016): 5,183,895

1

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

General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $500,000. General purpose baler sales constituted approximately 53% and 42% of net sales for the fiscal years ended October 31, 2015 and 2014, respectively.

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

Specialty balers range in price from approximately $5,000 to $550,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 26% and 45% of net sales for the fiscal years ended October 31, 2015 and 2014, respectively.

Accessory Equipment

The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. This equipment includes conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. For 2015 and 2014, accessory equipment did not represent a significant percentage of net sales.

Manufacturing

The Company manufactures its products in its facility in Jacksonville, Florida, where it maintains a fully equipped and staffed manufacturing plant. IBC purchases raw materials, such as steel sheets and beams and components such as hydraulic pumps, valves and cylinders, and certain controls and other electric equipment which are used in the fabrication of the balers. The Company has no long-term supply agreements, and has not experienced unusual delays in obtaining raw materials or components.

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

The Company's general purpose balers are sold throughout the United States to such end users as waste producing retailers, manufacturing and fabricating plants, bulk material producers, and solid waste recycling facilities. Specialty balers are sold worldwide, including Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. During fiscal 2015, foreign sales amounted to $5,716,023 or approximately 32% of the Company’s net sales while in fiscal 2014, foreign sales amounted to $9,741,075, approximately 49% of the Company’s net sales. In fiscal 2015, 24% of the Company’s sales were to Singapore and in fiscal 2014, 23% of the Company’s total sales were to Saudi Arabia. The higher foreign sales in 2014 were the result of higher rubber baler sales.

During fiscal 2015 and fiscal 2014, IBC had sales to more than 300 customers. In fiscal 2015, three customers accounted for 24.4%, 10.5% and 9.1% of total net sales, respectively, while in fiscal 2014, three customers accounted for 15.4%, 10.2% and 9.4% of net sales, respectively.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2015 were $3,420,000 and at October 31, 2014 were $8,200,000. The Company generally delivers its orders within four (4) months of the date booked.

Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented 13.6 % and 14.2% of the Company’s net sales for fiscal 2015 and 2014, respectively.

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

Employees

As of October 31, 2015, the Company employed 67 full-time employees as follows: 5 in management and supervision: 9 in sales and service; 42 in manufacturing; 6 in engineering; and, 5 in administration.

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

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was fatally injured in a workplace accident while an employee of the Company. The accident occurred in September 2008. The Plaintiff has demanded $2,500,000 to settle this claim. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the plaintiff the ability to file an amended complaint. In July 2014, the Company filed a Motion for Summary Judgment to have the complaint dismissed. On December 1, 2014, the Company and its insurance company agreed to settle this claim for $150,000. The Company was responsible for $75,000, one-half, the total settlement amount. During the fourth quarter of fiscal 2014, the Company accrued an additional $50,000 for a total accrued liability of $75,000 at October 31, 2014 to reflect its share of the liability for settlement. This settlement amount was paid in the first quarter of 2015.

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

Total legal fees expensed in fiscal 2015 was approximately $9,000. Total legal fees and settlement expenses charged to administration expense during fiscal 2014 was approximately $907,000, which was comprised of $50,000 for the settlement of the wrongful death suit, $200,000 for the Georgetown Paper Stock settlement, $291,000 for environmental cleanup, and $366,000 of attorney fees.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol IBAL. As of October 31, 2015, the number of shareholders of record of the Company's Common Stock was approximately 400, and management believes that there are approximately 700 beneficial owners of the Company’s common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2015 and 2014, are set forth below.

Fiscal Year Ended
October 31, 2015	High	Low

First Quarter	$2.50	$2.01
Second Quarter	2.50	1.97
Third Quarter	2.25	1.60
Fourth Quarter	1.94	1.60

Fiscal Year Ended
October 31, 2014	High	Low

First Quarter	$2.00	$1.28
Second Quarter	2.34	1.67
Third Quarter	2.32	1.42
Fourth Quarter	2.48	1.61

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

Recent Sales of Unregistered Securities

During the past two years ended October 31, 2015, the Company has not sold any unregistered securities.

Purchases of Equity Securities

During the fiscal year ended October 31, 2015, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

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

Results of Operations

For the fiscal year ending October 31, 2015, net sales were $18,099,473 compared to $19,785,503 in fiscal 2014, a decrease of 8.5%. The decrease in net sales was the result of lower shipments of higher priced synthetic rubber balers, twenty-two in fiscal 2014 versus five in fiscal 2015, partially offset by higher shipments of general purpose balers in fiscal 2015.

The Company had net income of $812,368 in fiscal 2015, compared to net income of $714,419 in fiscal 2014, an increase of 13.7%. The higher net income was the result of lower selling and administrative expenses, $2,006,343 in fiscal 2015, versus $3,026,698 in fiscal 2014. The higher administrative expenses in fiscal 2014 were primarily the result of $359,000 higher legal fees, a $200,000 charge for the Georgetown Paper Stock lawsuit, $50,000 additional accrual for the wrongful death settlement and $107,000 higher directors fees. Also, the Company recorded an administrative expense of $291,000 for the accrued liability for the removal of sand blast material from its property. The lower shipments of rubber balers in fiscal 2015 resulted in lower gross profit and gross profit margins, 18.2% in fiscal 2015 and 21.3% in fiscal 2014.

Liquidity and Capital Resources

The Company’s net working capital at October 31, 2015 was $7,426,846 as compared to $6,384,939 (as restated) at October 31, 2014. The increase in net working capital was primarily due to the operating results in 2015.

Average Days Sales Outstanding (DSO) in fiscal 2015 was 24.9 days as compared to 66.0 days in fiscal 2014. The decrease in DSO in fiscal 2015 was primarily the result of a significant ($1,286,000) delayed payment due to a customer’s requirement for an additional electrical panel on conveyors purchased from the Company in fiscal 2014. This receivable was collected in the first quarter of fiscal 2015. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by twelve, and dividing that result by the average day’s sales for the period (period sales ÷ 365).

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and has a term of two years. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at October 31, 2015 and a balance of $644,345 at October 31, 2014.

In fiscal 2015 the Company made additions of $208,710 to its buildings and manufacturing equipment, compared to additions of $146,593 in fiscal 2014. There are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the deferred tax assets at October 31, 2015 and 2014 as management believes it will fully utilize them. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. There were no accruals for uncertain tax positions at October 31, 2015 or 2014.

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

Based on this evaluation, we concluded that we had errors related to our financial reporting as of October 31, 2014. We have restated the prior year’s financial statements as described in Note 2 to our financial statements.

In connection with the weakness described above, management enhanced its review and approval procedures related to the Company’s disclosure controls and procedures.

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

Management, with the participation of the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

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

As a result of the restatement, management concluded that it did not maintain adequate internal control in the area of cash and cash equivalents during the period ended October 31, 2014 and failed to properly identify current versus long term certificates of deposit as financial instruments to be reported outside of cash and cash equivalents.

In connection with the material weakness described above, management remediated its control deficiency through enhanced review and approval procedures related to the presentation of cash and other financial instruments.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of and for the year ended October 31, 2015.

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

(b) Changes in Internal Control over Financial Reporting

During the year ended October 31, 2015, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The current executive officers and directors of the Company are as follows:

NAME	Age	Positions Held	Date of Initial Election or Designation
Roger Griffin	54	Director	4/21/2008
5400 Rio Grande Ave.		President &
Jacksonville, FL 32254		Chief Executive Officer
Lael E. Boren	47	Director	4/15/2011
1909 S. Main Street
Upland, IN 46989

Leland E. Boren	92	Director	3/9/2005
1909 S. Main Street
Upland, IN 46989

Ronald L. McDaniel	76	Director	5/16/2006
Western-Cullen-Hayes, Inc.		Chairman of the Board
2700 West 36th Place
Chicago, IL 60632

William E. Nielsen	68	Director	11/20/1997
5400 Rio Grande Ave.		Chief Financial Officer	6/14/94
Jacksonville, FL 32254

Matthew M. Price	48	Director	5/11/2007
Bingham Greenbaum Doll, LLP
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

John J. Martorana	65	Director	1/5/2009
5148 Hanover Lane
Lakeland, FL 33817

Martha R. Songer	59	Director	1/30/2012

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

During fiscal 2015 the Board of Directors met two times.

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

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

Annual Compensation Long Term Awards

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	NUMBER OF OPTIONS	ALL OTHER COMPENSATION	TOTAL COMPENSATION
Roger Griffin	2015	130,000	-0-	-0-	-0-	-0-	130,000
President & CEO	2014	130,000	100,000	-0-	-0-	-0-	230,000

William E Nielsen	2015	134,000	-0-	-0-	-0-	-0-	134,000
Chief Financial Officer	2014	134,000	35,000	-0-	-0-	-0-	169,000

Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested (#) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
None

None of the Company’s other Executive Officers earned compensation in fiscal 2015 and 2014 in excess of $100,000 for services rendered to the Company in any capacity.

Option Grants and Exercises in Last Fiscal Year

No options were granted during fiscal 2015 to the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for fiscal 2015.

Compensation of Directors

The Board of Directors of the Company compensated non-employee directors $3,000 per month, together with direct out-of-pocket expenses incurred to attend meetings. In September 2015 the Board of Directors resolved to decrease the compensation of non-employee directors from $3,000 per month to $100 per month.

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

Director Compensation for Fiscal 2015
					Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
Ronald L. McDaniel	30,200	-0-	-0-	-0-	-0-	-0-	30,200
Matthew M. Price	30,200	-0-	-0-	-0-	-0-	-0-	30,200
Lael E. Boren	30,200	-0-	-0-	-0-	-0-	-0-	30,200
Leland Boren	30,200	-0-	-0-	-0-	-0-	-0-	30,200
John J. Martorana	30,200	-0-	-0-	-0-	-0-	-0-	30,200
Martha R. Songer	30,200	-0-	-0-	-0-	-0-	-0-	30,200

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

Compensation Committee Report

The Compensation Committee reviews with management the Compensation Discussion & Analysis section of the Company’s 2014 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for 2015 and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

The Compensation Committee

Ronald L. McDaniel

John J. Martorana

Lael E. Boren

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2015 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2015 with these computations based on 5,183,895 shares of common stock being outstanding at that time.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE HELD	AMOUNT OF BENEFICIAL OWNERSHIP OWNERSHIP[1]	APPROXIMATE PERCENT OF CLASS

Roger Griffin	President & CEO	None	-0-
5400 Rio Grande Ave.
Jacksonville, FL 32254

Leland E. Boren	Director	3,736,997[2]	72.10%
1909 S. Main Street
Upland, IN 46989

John Martorana	Director	20,000	0.40%
5148 Hanover Lane
Lakeland, FL 33817

Ronald L. McDaniel	Director	None	-0-
Western-Cullen-Hayes, Inc.
2700 W. 36th Place
Chicago, IL 60632

William E. Nielsen	Director	None	-0-
5400 Rio Grande Avenue	Chief Financial
Jacksonville, FL 32254	Officer

Matthew M. Price	Director	None	-0-
Bingham Greenbaum Doll, LLP
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

Lael E. Boren	Director	2,000	0.00%
1909 S Main Street
Upland, IN 46989

Martha R. Songer	Director	2,000	0.00%
1909 S. Main Street
Upland, IN 46989

International Baler Corporation	Stockholder	119,339[3]	2.30%
Profit Sharing Trust
5400 Rio Grande Avenue
Jacksonville, FL 32254

All Officers and Directors		3,880,336[4]	74.90%
as a Group (4 persons)

1 Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.

2 Consists of 2,633,896 shares held directly and 1,103,101 shares owned by Avis Industrial Corporation.

3 Employees’ Profit Sharing Trust of which William Nielsen is Trustee.

4 Consists of 3,760,997 shares held directly and 119,339 shares held by International Baler Corporation Employee Profit Sharing Trust.

Changes In Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Leland E. Boren, shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no equipment sales to, or purchases from these companies in the fiscal years ending October 31, 2015 and 2014.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by The GriggsGroup CPAs for the audit of the Company’s annual financial statements for the years ended October 31, 2015 and 2014:

Fee Category	2015	2014
Audit Fees	$58,750	$55,500
Audit-Related Fees	0	0
Tax Fees	10,000	10,000
All Other Fees	0	0
Total Fees	$68,750	$65,500

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

All of the 2015 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by The GriggsGroup CPAs is compatible with maintaining The GriggsGroup’s CPAs’ independence and has concluded that it is.

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

INTERNATIONAL BALER CORPORATION
(Registrant)

By:	/s/ D. Roger Griffin
Chief Executive Officer

Dated:	January 28, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. McDaniel	Director	January 28, 2016
Ronald L. McDaniel	Chairman of the Board

/s/ D. Roger Griffin	Director	January 28, 2016
D. Roger Griffin	President and Chief Executive Officer

/s/ Lael Boren	Director	January 28, 2016
Lael E. Boren

/s/ Leland E. Boren	Director	January 28, 2016
Leland E. Boren

/s/ William E. Nielsen	Director	January 28, 2016
Willian E. Nielsen	Chief Financial Officer

/s/ Matthew M. Price	Director	January 28, 2016
Matthew M. Price

/s/ John J. Martorana	Director	January 28, 2016
John J Martorana

/s/ Martha R. Songer	Director	January 28, 2016
Martha R. Songer

INTERNATIONAL BALER CORPORATION

FINANCIAL STATEMENTS

OCTOBER 31, 2015 AND 2014.

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Baler Corporation

We have audited the accompanying balance sheets of International Baler Corporation as of October 31, 2015 and 2014 and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, the accompanying 2014 financial statements have been restated to correct an error.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Baler Corporation as of October 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ The GriggsGroup CPAs

Ponte Vedra Beach, Florida

January 28, 2016

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	October 31, 2015	October 31, 2014
ASSETS		(As Restated)

Current assets:
Cash and cash equivalents	$3,665,219	$1,772,598
Certificates of deposit	654,753	447,954
Accounts receivable, net of allowance for doubtful accounts
of $15,000 at October 31, 2015 and $29,412 at October 31, 2014	1,218,989	3,732,637
Inventories	3,871,167	4,788,881
Prepaid expense and other current assets	101,610	183,725
Deferred income taxes	246,186	217,676
Total current assets	9,757,924	11,143,471

Property, plant and equipment, at cost:	3,451,863	3,243,153
Less: accumulated depreciation	2,269,206	2,115,740
Net property, plant and equipment	1,182,657	1,127,413

Other assets	309,757	584,402

TOTAL ASSETS	$11,250,338	$12,855,286

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving promissory note	$—	$644,345
Notes payable-current portion	10,223	9,879
Accounts payable	463,000	923,391
Accrued liabilities	904,798	1,512,985
Customer deposits	953,057	1,667,932
Total current liabilities	2,331,078	4,758,532

Deferred income taxes	191,004	171,480
Notes payable-long term	18,837	28,223
Total liabilities	2,540,919	4,958,235

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001,
10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01,
25,000,000 shares authorized; 6,429,875 shares
issued at October 31, 2015 and October 31, 2014	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,906,843	2,094,475
	9,390,829	8,578,461

Less: Treasury stock, 1,245,980 shares
at October 31, 2015 and October 31, 2014, at cost	(681,410)	(681,410)

Total stockholders' equity	8,709,419	7,897,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,250,338	$12,855,286

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2015 AND 2014

	2015	2014

Net sales:
Equipment	$15,646,647	$16,969,452
Parts and service	2,452,826	2,816,051
Total net sales	18,099,473	19,785,503

Cost of sales	14,808,065	15,577,846

Gross profit	3,291,408	4,207,657

Operating expense:
Selling expense	879,667	999,018
Administrative expense	1,126,676	2,027,640
Total operating expense	2,006,343	3,026,658

Operating income	1,285,065	1,180,999

Other income (expense):
Interest income	3,500	6,706
Interest expense	(5,535)	(35,816)
Total other income (expense)	(2,035)	(29,110)

Income before income taxes	1,283,030	1,151,889

Income tax provision	470,662	437,470

Net income	$812,368	$714,419

Income per share, basic and diluted	$0.16	$0.14

Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED OCTOBER 31, 2015 AND 2014

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY

Balance at October 31, 2013	6,429,875	$64,299	$6,419,687	$1,380,056	1,245,980	$(681,410)	$7,182,632

Net Income	—	—	—	714,419	—	—	714,419

Balance at October 31, 2014	6,429,875	64,299	6,419,687	2,094,475	1,245,980	(681,410)	7,897,051

Net Income	—	—	—	812,368	—	—	812,368

Balance at October 31, 2015	6,429,875	$64,299	$6,419,687	$2,906,843	1,245,980	$(681,410)	$8,709,419

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2015 AND 2014

	2015	2014
		(As Restated)
Cash flow from operating activities:
Net income	$812,368	$714,419
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	153,466	143,109
Provision for doubtful accounts	(14,412)	(16,352)
Deferred income tax	(8,986)	33,427
Changes in operating assets and liabilities:
Accounts receivable	2,528,060	(1,249,398)
Inventories	917,714	1,171,484
Prepaid expenses and other assets	82,115	(84,933)
Accounts payable	(460,391)	(516,386)
Accrued liabilities and deferred taxes	(608,187)	853,889
Customer deposits	(714,875)	989,978
Net cash provided by operating activities	2,686,872	2,039,237

Cash flows from investing activities:
Purchases of property and equipment	(208,710)	(105,338)
Purchases of certificates of deposit	—	(442,285)
Redemptions of certificates of deposit	67,846	—
Net cash used in investing activities	(140,864)	(547,623)

Cash flows from financing activities
Payments on notes payable	(9,042)	(3,153)
Advances from revolving promissory note	450,000	400,000
Payments on revolving promissory note	(1,094,345)	(1,404,304)
Net cash used in financing activities	(653,387)	(1,007,457)

Net increase in cash and cash equivalents	1,892,621	484,157

Cash and cash equivalents at beginning of period	1,772,598	1,288,441

Cash and cash equivalents at end of period	$3,665,219	$1,772,598

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$5,535	$35,816
Income taxes	77,254	572,729

Supplemental noncash investing activities:
Property, plant and equipment purchases:
Purchase of property, plant and equipment, total	$—	$146,593
Vehicle purchased under note payable	—	41,255
Cash paid for property, plant and equipment	$—	$105,338

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

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

Following is a tabular reconciliation of the changes in the warranty accrual:

	2015	2014
Beginning balance	$65,000	$60,000
Warranty service provided	(199,891)	(175,728)
New product warranties	195,583	169,695
Changes to pre-existing warranty accruals	9,308	(11,033)
Ending balance	$70,000	$65,000

(i) Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. There were no stock options outstanding for the years ended October 31, 2015 and 2014, respectively.

(j) Business Reporting Segments

The Company operates in one segment based on the information monitored by the Company’s operating decision makers to manage the business.

(k) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities. The fair value of non-current certificates of deposit have maturities of less than 22 months and include low interest rates consistent with market rates, therefore the carrying value of these instruments approximates fair value. The non-current certificates of deposit are considered level 2 instruments within the fair value hierarchy.

(l) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This guidance supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the topic. The guidance requires an entity to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the considerations to which the company expects to be entitled in exchange for those goods or services.

In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminates the current requirement for an entity to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, an entity will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public entities for financial statements issued for annual periods and interim periods beginning after December 15, 2016. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently assessing the impact of the adoption of this guidance on its financial statements.

(m) Restatement of Prior Year

The Company made a correction to the prior year’s financial statements to reclassify certain certificates of deposit with initial maturities of greater than 90 days outside of cash and cash equivalents. The effect of the correction is to present certificates of deposit of approximately $450,000 as current assets and approximately $583,000 as other non-current assets at October 31, 2014. Also the purchase of approximately $442,000 of certificates of deposit have been presented within investing activities on the statement of cash flows during the year ended October 31, 2014. The correction had no effect on reported net income in any prior period.

(3) Related Party Transactions

Leland E. Boren, a shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from these companies in the years ending October 31, 2015 and 2014.

(4) Inventories

Inventories consisted of the following:	2015	2014
Raw materials	$1,688,032	$1,715,772
Work in process	1,758,666	2,584,378
Finished goods	424,469	488,731
	$3,871,167	$4,788,881

(5) Property, Plant, and Equipment

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

	2015	2014
Land	$82,304	$82,304
Building and Improvements	1,174,555	1,078,950
Machinery and Equipment	2,176,187	1,980,778
Vehicles	101,121	101,121
	3,451,863	3,243,153
Less accumulated depreciation	2,269,206	2,115,740
	$1,182,657	$1,127,413

Depreciation expense was $153,466 and $143,109 during the years ended October 31, 2015 and 2014, respectively.

(6) Debt

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at October 31, 2015 and a balance of $644,345 at October 31, 2014.

In July 2014 the Company financed a service truck by entering into a loan agreement with Ford Credit for $41,254. The note has a term of forty-eight months at an interest rate of 3.8%. Principal payments for fiscal years ending October 31, are scheduled as follows:

2016	$10,255
2017	10,646
2018	8,159
Total	$29,060

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

On August 26, 2010, the Company was served with a wrongful death lawsuit filed by the Estate of a former employee who was fatally injured in a workplace accident while an employee of the Company. The accident occurred in September 2008. The Plaintiff demanded $2,500,000 to settle this claim. A motion to dismiss the Complaint was granted without prejudice in January 2012, allowing the Plaintiff the ability to file an amended Complaint. In July 2014, the Company filed a Motion for Summary Judgment to have the complaint dismissed. On December 1, 2014, the Company and its insurance company agreed to settle this claim for $150,000. The Company was responsible for $75,000, one-half of the total settlement amount. During the fourth quarter of fiscal 2014, the Company accrued an additional $50,000 for a total accrued liability of $75,000 related to this settlement. This settlement amount was paid in the first quarter of 2015.

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

The Company had outstanding commitments relating to standby letters of credit for performance and warranty guarantees of approximately $963,000 and $1,031,000 at October 31, 2015 and 2014, respectively. These letters of credit are collateralized by certificates of deposit which have expiration dates which coincide with the expiration dates of the letters of credit. Certificates of deposit, of $308,501 and $583,146 at October 31, 2015 and 2014, respectively, which mature in one year or more are included in other assets in the accompanying balance sheet.

(8) Income Taxes

Income tax provision attributable to income from continuing operations consists of:

	2015	2014
Current income tax provision:
Federal	$438,901	$358,172
State	40,748	45,871
	479,649	404,043
Deferred income tax provision:
Federal	(8,224)	30,587
State	(763)	2,840
	(8,987)	33,427
Income tax provision	$470,662	$437,470

The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income taxes are as follows:

	2015	2014
Expected federal income tax expense at
Statutory rate	$436,230	$391,642
State income tax expense, net of federal
income tax effect	26,390	23,821
Other – meals and entertainment	8,042	9,389
Other	—	12,618
Income tax provision	$470,662	$437,470

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. As of October 31, 2015 and 2014, the net deferred tax assets were $55,182 and $46,196, respectively. The Company determined it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets of October 31, 2015 and 2014 and no valuation allowance is deemed necessary. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

The significant components of the net deferred income taxes at October 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets
Inventory reserve	$70,238	$70,238
Other reserves and allowances	89,514	64,045
Capitalized inventory costs	86,434	91,094
Total deferred tax assets	246,186	225,377

Deferred tax liabilities
Property, plant, and equipment	(191,004)	(179,181)
Total gross deferred tax liabilities	(191,004)	(179,181)
Net deferred income taxes	$55,182	$46,196

For the years ended October 31, 2015 and 2014, the Company did not have any unrecognized tax benefits or obligations as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended October 31, 2007 through October 31, 2015, the tax years which remain subject to examination by tax jurisdictions as of October 31, 2015.

(9) Employee Benefit Plan

The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan during the years ended October 31, 2015 or 2014.

(10) Business and Credit Concentrations

Export sales were approximately 32% and 49% of net sales for the years ended October 31, 2015 and 2014, respectively. The principal international markets served by the Company, include Canada, China, Mexico, United Kingdom, India, Korea, Japan, Russia, Saudi Arabia, Singapore, and Brazil. In fiscal 2015, three customers accounted for 24.4%, 10.5% and 9.1% of net sales, respectively, while in fiscal 2014, three customers accounted for 15.4%, 10.2% and 9.4% of net sales, respectively. During fiscal 2015, 24.4% of the Company’s sales were to Singapore and during fiscal 2014, 23.4% of the Company’s total sales were to Saudi Arabia. Three customers accounted for 24.4%, 22.4%, and 20.5% respectively, of the Company’s accounts receivable at October 31, 2015 and two customers accounted for 40.2%, and 20.2%, respectively, of the Company accounts receivable at October 31, 2014.

The Company had cash deposits in banks of $3,165,219 above the FDIC insured limit of $250,000 per bank at October 31, 2015.

