Form 10-Q
period 2016-01-31
INTERNATIONAL BALER CORP
filed 2016-03-11
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2016

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

N/A
(Former name of former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at February 28, 2015

i

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	January 31, 2016	October 31, 2015
ASSETS	Unaudited

Current assets:
Cash and cash equivalents	$4,842,162	$3,665,219
Certificates of deposit	492,455	654,753
Accounts receivable, net of allowance for doubtful accounts of $15,000 at January 31, 2016 and at October 31, 2015	537,636	1,218,989
Inventories	3,482,945	3,871,167
Prepaid expense and other current assets	129,680	101,610
Deferred income taxes	246,186	246,186
Total current assets	9,731,064	9,757,924
Property, plant and equipment, at cost:	3,460,843	3,451,863
Less: accumulated depreciation	2,309,706	2,269,206
Net property, plant and equipment	1,151,137	1,182,657
Other assets	310,145	309,757
TOTAL ASSETS	$11,192,346	$11,250,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable-current portion	$—	$10,223
Accounts payable	693,939	463,000
Accrued liabilities	599,689	904,798
Customer deposits	929,764	953,057
Total current liabilities	2,223,392	2,331,078
Deferred income taxes	191,004	191,004
Notes payable-long term	—	18,837
Total liabilities	2,414,396	2,540,919

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,875 shares issued at January 31, 2016 and October 31, 2015	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,975,374	2,906,843
	9,459,360	9,390,829
Less: Treasury stock, 1,245,980 shares at January 31, 2016 and October 31, 2015, at cost	(681,410)	(681,410)
Total stockholders' equity	8,777,950	8,709,419
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,192,346	$11,250,338

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2016 AND 2015
UNAUDITED

	2016	2015

Net sales:
Equipment	$2,988,693	$2,610,432
Parts and service	591,134	574,249
Total net sales	3,579,827	3,184,681
Cost of sales	3,019,318	2,724,919
Gross profit	560,509	459,762

Operating expense:
Selling expense	233,521	211,671
Administrative expense	222,266	275,461
Total operating expense	455,787	487,132
Operating income	104,722	(27,370)
Other income (expense):
Interest income	2,105	891
Interest expense	(296)	(2,063)
Total other income (expense)	1,809	(1,172)
Income before income taxes	106,531	(28,542)
Income tax provision	38,000	(10,000)
Net income	$68,531	$(18,542)

Income per share, basic and diluted	$0.01	$(0.00)
Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JANUARY 31, 2016 (UNAUDITED)

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY

Balance at October 31, 2015	6,429,875	$64,299	$6,419,687	$2,906,843	1,245,980	$(681,410)	$8,709,419

Net Income	—	—	—	68,531	—	—	68,531

Balance at January 31, 2016	6,429,875	$64,299	$6,419,687	$2,975,374	1,245,980	$(681,410)	$8,777,950

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2016 AND 2015
UNAUDITED

	2016	2015

Cash flow from operating activities:
Net income (loss)	$68,531	$(18,542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,500	38,700
Provision for doubtful accounts	—	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	681,353	2,428,696
Inventories	388,222	(718,162)
Prepaid expenses and other assets	(28,070)	10,874
Accounts payable	230,939	6,152
Accrued liabilities	(305,109)	(1,202,950)
Customer deposits	(23,293)	82,816
Net cash provided by operating activities	1,053,073	622,584

Cash flows from investing activities:
Purchase of property and equipment	(8,980)	(19,190)
Redemptions of certificates of deposit	161,910	—
Net cash provided by (used in) investing activities	152,930	(19,190)

Cash flows from financing activities:
Payments on notes payable	(29,060)	(2,435)
Payments on revolving promissory note	—	(644,345)
Net cash used in financing activities	(29,060)	(646,780)

Net increase (decrease) in cash and cash equivalents	1,176,943	(43,386)
Cash and cash equivalents at beginning of period	3,665,219	2,803,698
Cash and cash equivalents at end of period	$4,842,162	$2,760,312

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$2,063	$2,063
Income taxes	$285,000	$—

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

2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016. The accompanying balance sheet as of October 31, 2015 was derived from the audited financial statements as of October 31, 2015.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

	2016	2015
Beginning balance	$70,000	$65,000
Warranty service provided	(8,031)	(33,517)
New product warranties	29,887	32,630
Changes to pre-existing warranty accruals	(21,856)	887
Ending balance	$70,000	$65,000

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

4. Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 75% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no equipment sales to, or purchases from, these companies for the three months ended January 31, 2016 or in fiscal year ended October 31, 2015.

5. Inventories:

Inventories consisted of the following:

	January 31, 2016	October 31, 2015
Raw materials	$1,558,809	$1,688,032
Work in process	1,488,666	1,758,666
Finished goods	435,470	424,469
	$3,482,945	$3,871,167

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and has a term of two years. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at January 31, 2016 and at October 31, 2015.

In July 2014 the Company financed a service truck by entering into a loan agreement with Ford Credit for $41,254. The note had a term of forty-eight months at an interest rate of 3.8%. The loan balance of $27,382 was paid off in January 2016.

7. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of January 31, 2016 and at October 31, 2015. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of January 31, 2016 and October 31, 2015, net deferred tax assets were $55,182.

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

The company had outstanding commitments relating to standby letters of credit for performance and warranty guarantees of approximately $801,000 at January 31, 2016 and $963,000 at October 31, 2015. These letters of credit are collateralized by certificates of deposit which have expiration dates which coincide with the expiration dates of the letters of credit. Certificates of deposit of $308,889 at January 31, 2016 and $308,501 at October 31, 2015, which mature in one year or more are included in other assets in the accompanying balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our unaudited financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended October 31, 2015, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations: Three Month Comparison

In the first quarter ended January 31, 2016, the Company had net sales of $3,579,827 compared to net sales of $3,184,681 in the first quarter of fiscal 2015, an increase of 12.4%. The increase in net sales was primarily the result of higher shipments of two-ram balers in the first quarter of fiscal 2016, seven, compared to the first quarter of fiscal 2015, four. Two-ram balers are the Company’s largest balers and range in price from $160,000 to over $500,000.

The Company had a net income of $68,531 in the first quarter of fiscal 2016, compared to a net loss of $18,542 in the first quarter of fiscal 2015. The higher net income was the result of the higher sales and gross profit and lower selling and administrative expenses.

The sales order backlog was approximately $2,785,000 at January 31, 2016 and $9,645,000 at January 31, 2015.

Financial Condition and Liquidity:

Net working capital at January 31, 2016 was $7,507,672 as compared to $7,426,846 at October 31, 2015. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first three months of fiscal 2016 were 18.2 days, as compared to 44.4 days in the first three months of fiscal 2015. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 91.25).

During the three months ended January 31, 2016 and 2015, the Company made additions to plant and equipment of $8,980 and $19,190, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and has a term of two years. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at January 31, 2016 and October 31, 2015.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2016. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

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

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties. In November 2014, a jury returned a verdict in favor of the Plaintiff, Georgetown Paper Stock of Rockville, Inc. in the amount of $368,248. The Company was responsible for $277,968 of this amount and its dealer, BE Equipment, Inc., was responsible for $90,280. The baler involved in this claim will be returned to the Company. The Company recorded an accrued liability of $285,000 and an asset in transit of $85,000 resulting in net expense of $200,000 in the fourth quarter of fiscal 2014. The payments were made in the first quarter of fiscal 2015. The baler returned in the second quarter of fiscal 2015.

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

INTERNATIONAL BALER CORPORATION

Dated: March 11, 2016	By:	/s/ D. Roger Griffin
D. Roger Griffin
Chief Exeuctive Officer

Dated: March 11, 2016	By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer

