Form 10-Q
period 2016-04-30
INTERNATIONAL BALER CORP
filed 2016-06-10
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at May 31, 2016

1

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	April 30, 2016	October 31, 2015
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$2,787,119	$3,665,219
Certificates of deposit	195,454	654,753
Accounts receivable, net of allowance for doubtful accounts of $15,000 at April 30, 2016 and at October 31, 2015	673,334	1,218,989
Inventories	4,511,907	3,871,167
Prepaid expense and other current assets	197,760	101,610
Deferred income taxes	246,186	246,186
Total current assets	8,611,760	9,757,924

Property, plant and equipment, at cost:	3,741,170	3,451,863
Less: accumulated depreciation	2,353,206	2,269,206
Net property, plant and equipment	1,387,964	1,182,657

Other assets	310,564	309,757

TOTAL ASSETS	$10,310,288	$11,250,338

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable-current portion	$—	$10,223
Accounts payable	699,302	463,000
Accrued liabilities	255,311	904,798
Customer deposits	442,852	953,057
Total current liabilities	1,397,465	2,331,078

Deferred income taxes	191,004	191,004
Notes payable-long term	—	18,837
Total liabilities	1,588,469	2,540,919

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,875 shares issued at April 30, 2016 and October 31, 2015	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,919,243	2,906,843
	9,403,229	9,390,829

Less: Treasury stock, 1,245,980 shares at April 30, 2016 and October 31, 2015, at cost	(681,410)	(681,410)

Total stockholders' equity	8,721,819	8,709,419

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,310,288	$11,250,338

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2016 AND 2015
UNAUDITED

	Three Months		Six Months
	2016	2015	2016	2015
Net sales:
Equipment	$1,839,359	$3,161,797	$4,828,052	$5,772,229
Parts and service	814,212	500,877	1,405,346	1,075,126
Total net sales	2,653,571	3,662,674	6,233,398	6,847,355

Cost of sales	2,311,478	3,055,963	5,330,796	5,780,882

Gross profit	342,093	606,711	902,602	1,066,473

Operating expense:
Selling expense	194,951	241,427	428,472	453,098
Administrative expense	238,656	288,160	460,922	563,621
Total operating expense	433,607	529,587	889,394	1,016,719

Operating income (loss)	(91,514)	77,124	13,208	49,754

Other income (expense):
Interest income	4,601	857	6,706	1,748
Interest expense	(218)	(220)	(514)	(2,283)
Total other income (expense)	4,383	637	6,192	(535)

Income (loss) before income taxes	(87,131)	77,761	19,400	49,219

Income tax (benefit) provision	(31,000)	27,000	7,000	17,000

Net income (loss)	$(56,131)	$50,761	$12,400	$32,219

Income (loss) per share, basic and diluted	$(0.01)	$0.01	$0.00	$0.01

Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION

Statement of Changes in Stockholders’ Equity

for the six months ended April 30, 2016

(unaudited)

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY

Balance at October 31, 2015	6,429,875	$64,299	$6,419,687	$2,906,843	1,245,980	$(681,410)	$8,709,419

Net Income	—	—	—	12,400	—	—	12,400

Balance at April 30, 2016	6,429,875	$64,299	$6,419,687	$2,919,243	1,245,980	$(681,410)	$8,721,819

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2016 AND 2015
UNAUDITED

	2016	2015
Cash flow from operating activities:
Net income	$12,400	$32,219
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	84,000	77,400
Provision for doubtful accounts	—	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	545,655	2,900,926
Inventories	(640,740)	(2,119,746)
Prepaid expenses and other assets	(96,150)	134,004
Accounts payable	236,302	(263,030)
Accrued liabilities	(649,487)	(1,183,754)
Customer deposits	(510,205)	(126,725)
Net cash provided by operating activities	(1,018,225)	(553,706)

Cash flows from investing activities:
Purchase of property and equipment	(289,307)	(42,079)
Purchases of certificates of deposit	—	(961,528)
Redemptions of certificates of deposit	458,492	—
Net cash provided by (used in) investing activities	169,185	(1,003,607)

Cash flows from financing activities:
Payments on notes payable	(29,060)	(4,071)
Payments on revolving prommissory note	—	(644,345)
Net cash used in financing activities	(29,060)	(648,416)

Net decrease in cash and cash equivalents	(878,100)	(2,205,729)

Cash and cash equivalents at beginning of period	3,665,219	2,803,698

Cash and cash equivalents at end of period	$2,787,119	$597,969

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$514	$2,283
Income taxes	$387,000	$2,454

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

2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016. The accompanying balance sheet as of October 31, 2015 was derived from the audited financial statements as of October 31, 2015.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the six-month period ended April 30:

	2016	2015
Beginning balance	$70,000	$65,000
Warranty service provided	(116,027)	(84,420)
New product warranties	96,561	72,153
Changes to pre-existing warranty accruals	14,466	12,267
Ending balance	$65,000	$65,000

(e) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the relative short-term nature of these assets and liabilities.

4. Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Co., a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On July 31, 2014 The Harris Waste Management Group, Inc. acquired certain assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from, these companies for the six months ended April 30, 2016 or in fiscal year ended October 31, 2015.

5. Inventories:

Inventories consisted of the following:

	April 30, 2016	October 31, 2015
Raw materials	$1,776,772	$1,688,032
Work in process	1,931,166	1,758,666
Finished goods	803,969	424,469
	$4,511,907	$3,871,167

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and has a term of two years. The credit agreement had been modified to extend the termination date to March 15, 2015. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at April 30, 2016 and at October 31, 2015.

In July 2014 the Company financed a service truck by entering into a loan agreement with Ford Credit for $41,254. The note had a term of forty-eight months at an interest rate of 3.8%. The loan balance of $27, 382 was paid off during January 2016.

7. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of April 30, 2016 and at October 31, 2015. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of April 30, 2016 and October 31, 2015, net deferred tax assets were approximately $55,000.

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

The Company had outstanding commitments relating to standby letters of credit for performance and warranty guarantees of approximately $503,000 at April 30, 2016 and $963,000 at October 31, 2015. These letters of credit are collateralized by certificates of deposit which have expiration dates which coincide with the expiration dates of the letters of credit. Certificates of deposit of $309,308 at April 30, 2016 and $308,501 at October 31, 2015 which mature in one year or more are included in other assets in the accompanying balance sheet.

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

Results of Operations: Three Month Comparison

In the second quarter ended April 30, 2016, the Company had net sales of $2,653,571 compared to net sales of $3,662,674 in the second quarter of fiscal 2015, a decrease of 27.6%. The decrease in net sales was the result of significantly lower shipments of balers, specifically, four auto-tie and two-ram balers in the second quarter of fiscal 2016 versus nine in the second quarter of fiscal 2015. The lower shipments of balers is attributed to general market conditions. Parts and service sales were significantly higher in the second quarter of fiscal 2016 due to several large rubber baler parts sales and three large project service repair orders.

The Company had a net loss of $56,131 in the second quarter of fiscal 2016, compared to net income of $50,761 in the second quarter of 2015. The lower net income in the second quarter of fiscal 2016 was the result of the lower shipments mentioned above, partially offset by lower selling and administrative expenses. The lower gross margins were the result of the lower net sales and the lower absorption of fixed overhead.

Results of Operations: Six month Comparison

The Company had net sales of $6,233,398 in the first six months of fiscal 2016, compared to net sales of $6,847,355 in the same period of 2015, a decrease of 9.0%.The Company shipped seventy-four balers and conveyors at an average price of $78,000 in fiscal 2015 versus shipments of forty-six balers and conveyors at an average price of $104,000 in 2016.

The Company had net income of $12, 400 in the first six months of fiscal 2016 compared to net income of $32,219 in the prior year. The lower income and lower gross margins in 2016 was the result of the lower shipments in the first half of fiscal 2016 versus the first half of fiscal 2015, partially offset by lower selling and administrative expenses.

The sales order backlog was $2,850,000 at April 30, 2016 and $8,100,000 at April 30, 2015. The backlog in 2016 included eighteen balers and conveyors at an average price of $158,000 while the backlog in 2015 included thirty-five balers and conveyors at an average price of $231,000.

Financial Condition and Liquidity:

Net working capital at April 30, 2016 was $7,214,295 as compared to $7,426,846 at October 31, 2015. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first six months of fiscal 2016 were 17.7 days, as compared to 36.1 days in the first six months of fiscal 2015. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by six, and dividing that result by the average day’s sales for the period (period sales ÷ 181).

During the six months ended April 30, 2016 and 2015, the Company made additions to plant and equipment of $289,307 and $42,079, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at April 30, 2016 and at October 31, 2015.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of the Company was held on April 18, 2016.

(b)	The first item voted on was the election of Directors. William E. Nielsen, John J. Martorana and Lael E. Boren were elected as Class III Directors of the Company whose terms will expire in three (3) years at the annual meeting of stockholders to be held in 2019. The results of the voting were as follows: 4,200,725 votes for William E. Nielsen and 67,736 withheld, 4,200,725 for John J. Martorana and 67,736 withheld, 4,199,825 for Lael E. Boren and 68,636 withheld.

(c)	The next item of business was the proposal to ratify the appointment of The GriggsGroup, CPAs, the independent registered public accounting firm of the Company, for the fiscal year ending October 31, 2016. The result of the voting were as follows:

4,741,664	Votes for the resolution
3,023	votes against, and
2,537	votes abstained.

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

Dated: Septem D Dated: June 10, 2016

INTERNATIONAL BALER CORPORATION

Dated: June 10, 2016	By:	/s/ D. Roger Griffin
D. Roger Griffin
Chief Exeuctive Officer

Dated: June 10, 2016	By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer

