Form 10-Q
period 2016-07-31
INTERNATIONAL BALER CORP
filed 2016-09-09
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2016

or

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

Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at August 31, 2015

i

INTERNATIONAL BALER CORPORATION

ii

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	July 31, 2016	October 31, 2015
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,565,267	$3,665,219
Certificates of deposit	195,621	654,753
Accounts receivable, net of allowance for doubtful accounts of $15,000 at July 31, 2016 and at October 31, 2015	1,045,642	1,218,989
Inventories	3,917,763	3,871,167
Prepaid expense and other current assets	261,369	101,610
Deferred income taxes	246,186	246,186
Total current assets	8,231,848	9,757,924

Property, plant and equipment, at cost:	3,929,589	3,451,863
Less: accumulated depreciation	2,402,706	2,269,206
Net property, plant and equipment	1,526,883	1,182,657

Other assets	311,135	309,757

TOTAL ASSETS	$10,069,866	$11,250,338

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable-current portion	$—	$10,223
Accounts payable	453,752	463,000
Accrued liabilities	284,872	904,798
Customer deposits	398,002	953,057
Total current liabilities	1,136,626	2,331,078

Deferred income taxes	191,004	191,004
Notes payable-long term	—	18,837
Total liabilities	1,327,630	2,540,919

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,875 shares issued at July 31, 2016 and October 31, 2015	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,939,660	2,906,843
	9,423,646	9,390,829
Less: Treasury stock, 1,245,980 shares at July 31, 2016 and October 31, 2015, at cost	(681,410)	(681,410)

Total stockholders' equity	8,742,236	8,709,419

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,069,866	$11,250,338

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2016 AND 2015
UNAUDITED

	Three Months		Nine Months
	2016	2015	2016	2015
Net sales:
Equipment	$2,596,687	$3,042,642	$7,424,739	$8,814,871
Parts and service	721,159	610,266	2,126,505	1,685,392
Total net sales	3,317,846	3,652,908	9,551,244	10,500,263

Cost of sales	2,841,478	3,151,502	8,172,274	8,932,384

Gross profit	476,368	501,406	1,378,970	1,567,879

Operating expense:
Selling expense	186,586	198,485	615,058	651,583
Administrative expense	260,531	302,805	721,453	866,426
Total operating expense	447,117	501,290	1,336,511	1,518,009

Operating income	29,251	116	42,459	49,870

Other income (expense):
Interest income	2,166	940	8,872	2,688
Interest expense	—	(409)	(514)	(2,692)
Total other income (expense)	2,166	531	8,358	(4)

Income before income taxes	31,417	647	50,817	49,866

Income tax provision (benefit)	11,000	(1,000)	18,000	16,000

Net income	$20,417	$1,647	$32,817	$33,866

Income (loss) per share, basic and diluted	$0.00	$0.00	$0.01	$0.01

Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2016
UNAUDITED

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2015	6,429,875	$64,299	$6,419,687	$2,906,843	1,245,980	$(681,410)	$8,709,419
Net Income	—	—	—	32,817	—	—	32,817
Balance at July 31, 2016	6,429,875	$64,299	$6,419,687	$2,939,660	1,245,980	$(681,410)	$8,742,236

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015
UNAUDITED

	2016	2015
Cash flow from operating activities:
Net income	$32,817	$33,866
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	133,500	116,100
Provision for doubtful accounts	—	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	173,347	2,632,511
Inventories	(46,596)	(1,991,528)
Prepaid expenses and other assets	(161,137)	100,086
Accounts payable	(9,248)	(364,567)
Accrued liabilities	(619,926)	(1,215,319)
Customer deposits	(555,055)	(400,509)
Net cash used in operating activities	(1,052,298)	(1,094,360)

Cash flows from investing activities:
Purchases of property and equipment	(477,726)	(85,648)
Purchases of certificates of deposit	—	(962,441)
Redemption of certificates of deposit	459,132	—
Net cash used in investing activities	(18,594)	(1,048,089)

Cash flows from financing activities
Payments on notes payable	(29,060)	(7,375)
Payments on revolving prommisory note	—	(644,345)
Net cash used in financing activities	(29,060)	(651,720)

Net decrease in cash and cash equivalents	(1,099,952)	(2,794,169)

Cash and cash equivalents at beginning of period	3,665,219	2,803,698

Cash and cash equivalents at end of period	$2,565,267	$9,529

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$461	$2,692
Income taxes	392,400	69,854

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

2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016. The accompanying balance sheet as of October 31, 2015 was derived from the audited financial statements as of October 31, 2015.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the nine-month period ended July 31:

	2016	2015
Beginning balance	$70,000	$65,000
Warranty service provided	(183,389)	(160,851)
New product warranties	148,495	132,227
Changes to pre-existing warranty accruals	29,894	28,628
Ending balance	$65,000	$65,000

(e) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the relative short-term nature of these assets and liabilities.

4. Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Co., a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On July 31, 2014 The Harris Waste Management Group, Inc. acquired certain assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from, these companies for the nine months ended July 31, 2016 or in fiscal year ended October 31, 2015.

5. Inventories:

Inventories consisted of the following:

	July 31, 2016	October 31, 2015
Raw materials	$2,192,879	$1,688,032
Work in process	1,077,818	1,758,666
Finished goods	647,066	424,469
	$3,917,763	$3,871,167

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at July 31, 2016 and at October 31, 2015.

In July 2014 the Company financed a service truck by entering into a loan agreement with Ford Credit for $41,254. The note has a term of forty-eight months at an interest rate of 3.8%. The loan balance of 27,382 was paid off during January 2016.

7. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of July 31, 2016 and at October 31, 2015. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of July 31, 2016 and October 31, 2015, net deferred tax assets were $55,000.

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

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties. In November 2014, a jury returned a verdict in favor of the Plaintiff, Georgetown Paper Stock of Rockville, Inc. in the amount of $368,248. The Company was responsible for $277,968 of this amount and its dealer, BE Equipment, Inc., was responsible for $90,280. The baler involved in this claim was to be returned to the Company. The Company recorded an accrued liability of $285,000 and an asset in transit of $85,000 resulting in net expense of $200,000 in the fourth quarter of fiscal 2014. The payments were made in the first quarter of fiscal 2015. The baler was returned in the second quarter of fiscal 2015.

In November 2014, the Company agreed to a Consent Order with the Florida Department of Environmental Protection to remove solid waste sand blasting material from its property. The Company recorded an accrued liability of $291,000 as of October 31, 2014, for the cost of the removal of this material. The removal of the sand blasting material was completed in January 2015.

The Company had outstanding commitments relating to standby letters of credit for performance and warranty guarantees of approximately $503,000 at July 31, 2016 and $963,000 at October 31, 2015. These letters of credit are collateralized by certificates of deposit which have expiration dates which coincide with the expiration dates of the letters of credit. Certificates of deposit of $309,879 July 31, 2016 and $308,501 at October 31, 2015 which mature in one year or more are included in other assets in the accompanying balance sheet.

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

Results of Operations: Three Month Comparison

In the third quarter ended July 31, 2016, the Company had net sales of $3,317,846 compared to net sales of $3,652,908 in the third quarter of fiscal 2015, a decrease of 9.2%. The decrease in net sales was the result of significantly lower shipments of balers and conveyors, seventeen in the third quarter of fiscal 2016 verses twenty-four in the third quarter of fiscal 2015. This was partially offset by the shipment of two rubber balers in the third quarter of 2016 and none in the third quarter of 2015.

The company had net income $20,417 in the third quarter of fiscal 2016, compared to net income of $1,647 in the third quarter of fiscal 2015. The higher net income is primarily the result of lower selling and administrative expenses in the third quarter of fiscal 2016 versus the third quarter of fiscal 2015.

Results of Operations: Nine Month Comparison

The Company had net sales of $9,551,244 in the first nine months of fiscal 2016, compared to net sales of $10,500,263 in the same period of 2015, a decrease of 9.0%. The company shipped ninety-eight balers and conveyors at an average price of 90,000 in fiscal 2015 versus shipments of sixty-three balers and conveyors at an average price of $117,000 in 2016 as the market continues to demand larger balers.

The Company had net income of $32,817 in the first nine months of fiscal 2016 compared to net income of $33,866 in the prior year. Gross profit was $1,378,970 in the first nine months of 2016 compared to $1,567,879 in the prior year. This difference was almost totally offset by lower selling and administrative expenses in the current fiscal year versus the prior fiscal year.

The sales order backlog was $1,500,000 at July 31, 2016 and $8,400,000 at July 31, 2015. The lower sales order backlog is the result of general market conditions.

Financial Condition and Liquidity:

Net working capital at July 31, 2016 was $7,095,222 as compared to $7,426,846 at October 31, 2015. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first nine months of fiscal 2016 were 22.6 days, as compared to 32.2 days in the first nine months of fiscal 2015. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by nine, and dividing that result by the average day’s sales for the period (period sales ÷ 273).

During the nine months ended July 31, 2016 and 2015, the Company made additions to plant and equipment of $477,726 and $85,648, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at July 31, 2016 and at October 31, 2015.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 26, 2013 the Company was served with a civil action filed by Georgetown Paper Stock of Rockville, Inc. for breach of warranties. In November 2014, a jury returned a verdict in favor of the Plaintiff, Georgetown Paper Stock of Rockville, Inc. in the amount of $368,248. The Company was responsible for $277,968 of this amount and its dealer, BE Equipment, Inc., was responsible for $90,280. The baler involved in this claim was to be returned to the Company. The Company recorded an accrued liability of $285,000 and an asset in transit of $85,000 resulting in net expense of $200,000 in the fourth quarter of fiscal 2014. The payments were made in the first quarter of fiscal 2015. The baler was returned in the second quarter of fiscal 2015.

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

Exhibit No.
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

INTERNATIONAL BALER CORPORATION

Dated: September 9, 2016	By:	/s/ D. Roger Griffin
D. Roger Griffin
Chief Executive Officer

Dated: September 9, 2016	By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer

