Form 10-K
period 2016-10-31
INTERNATIONAL BALER CORP
filed 2017-01-27
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2016

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

i

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (April 30, 2016 closing price $1.99) : $2,120,122

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (January 15, 2017): 5,183,895

ii

iii

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

Products

Balers utilize mechanical, hydraulic, and electrical mechanisms to compress a variety of materials into bales for easier and lower cost handling, shipping, disposal, storage, and/or bulk sales for recycling. The Company offers a wide variety of balers, certain types that are standardized and others that are designed to specific customer requirements. The Company's products include (i) general purpose horizontal and vertical balers, (ii) specialty balers, such as those used for textile materials, used clothing, aluminum cans, 55-gallon drums and synthetic rubber; and (iii) accessory equipment such as conveyors, fluffers, bale tying machines, and plastic bottle piercers (machines which puncture plastic bottles before compaction for greater density).The Company also provides service and repair work to general purpose and specialty balers.

General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $500,000. General purpose baler sales constituted approximately 67% and 53% of net sales for the fiscal years ended October 31, 2016 and 2015, respectively.

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

Specialty balers range in price from approximately $5,000 to $550,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 7% and 26% of net sales for the fiscal years ended October 31, 2016 and 2015, respectively.

Accessory Equipment

The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. This equipment includes conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. For 2016 and 2015, accessory equipment did not represent a significant percentage of net sales.

Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented 24.2 % and 13.6% of the Company’s net sales for fiscal 2016 and 2015, respectively.

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

IBC has a sales force of three (3) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately 60% of sales are made through manufacturer's representatives and dealers. Sales made through the Company’s dealers are generally discounted and sales are recorded net of the discount amount. Occasionally sales are made with a commission payment, selling expense, through a representative who is not a dealer.

The Company's general purpose balers are sold throughout the United States to such end users as waste producing retailers, manufacturing and fabricating plants, bulk material producers, and solid waste recycling facilities. Specialty balers are sold worldwide, including Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. During fiscal 2016, foreign sales amounted to $920,046 or approximately 8% of the Company’s net sales while in fiscal 2015, foreign sales amounted to $5,716,023, approximately 32% of the Company’s net sales. In fiscal 2016, the company had no significant sales to any foreign country, and in fiscal 2015, 24% of the Company’s total sales were to Singapore. The higher foreign sales in 2015 were the result of higher rubber baler sales.

During fiscal 2016 and fiscal 2015, IBC had sales to more than 300 customers. In fiscal 2016, three customers accounted for 18.2%, 14.7% and 4.8% of total net sales, respectively, while in fiscal 2015, three customers accounted for 24.4%, 10.5% and 9.1% of net sales, respectively.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2016 were $1,290,000 and at October 31, 2015 were $3,420,000. The Company generally delivers its orders within four (4) months of the date booked.

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

Employees

As of October 31, 2016, the Company employed 54 full-time employees as follows: 5 in management and supervision: 7 in sales and service; 34 in manufacturing; 4 in engineering; and, 4 in administration.

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

Total legal fees expensed in fiscal 2016 and 2015 was approximately $18,000 and $9,000, respectively.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol IBAL. As of October 31, 2016, the number of shareholders of record of the Company's Common Stock was approximately 400, and management believes that there are approximately 500 beneficial owners of the Company’s common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2016 and 2015, are set forth below.

Fiscal Year Ended
October 31, 2016	High	Low
First Quarter	1.90	1.62
Second Quarter	1.99	1.75
Third Quarter	2.18	1.95
Fourth Quarter	2.18	2.00

Fiscal Year Ended
October 31, 2014	High	Low
First Quarter	2.50	2.01
Second Quarter	2.50	1.97
Third Quarter	2.25	1.60
Fourth Quarter	1.94	1.60

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

Recent Sales of Unregistered Securities

During the past two years ended October 31, 2016, the Company has not sold any unregistered securities.

Purchases of Equity Securities

During the fiscal year ended October 31, 2016, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

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

Results of Operations

For the fiscal year ending October 31, 2016, net sales were $11,650,588 compared to $18,099,473 in fiscal 2015, a decrease of 35.6%. The decrease in net sales was the result of lower shipments of higher priced synthetic rubber balers, five in fiscal 2015 versus two in fiscal 2016, and lower shipments of general purpose balers in fiscal 2016.

Gross profit was $1,603,276 in fiscal 2016 compared to $3,291,408 in the prior fiscal year. Selling and administrative expenses were significantly lower in fiscal 2016, $1,635,902 versus $2,006,343 in fiscal 2015. The lower administrative expenses was the result of a decrease in bonuses and director’s fees.

The Company had an operating loss of $23,102 in fiscal 2016, compared to operating income of $1,283,030 in fiscal 2015. The lower operating income was the result of the lower shipments of synthetic rubber balers, auto-tie balers, and closed door horizontal balers. During fiscal year 2016, the Company claimed favorable tax deductions, resulting in a tax benefit of $113,512. Net income was $90,410 in fiscal 2016, compared to $812,368 in fiscal 2015, as a result.

Liquidity and Capital Resources

The Company’s net working capital at October 31, 2016 was $7,282,027 as compared to $7,180,660 at October 31, 2015. The Company’s net working capital reported for the year ended October 31, 2015 was retrospectively adjusted due to the adoption of ASU 2015-17 relating to deferred income taxes for the year ended October 31, 2016.

Average Days Sales Outstanding (DSO) in fiscal 2016 was 25.3 days as compared to 24.9 days in fiscal 2015. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by twelve, and dividing that result by the average day’s sales for the period (period sales ÷ 365).

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on January 7, 2013. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and had a term of two years. On February 26, 2015 the credit agreement was renewed with a termination date of May 15, 2017. The line of credit had no outstanding balance at October 31, 2016 and October 31, 2015.

In fiscal 2016 the Company made additions of $478,195 to its buildings and manufacturing equipment, compared to additions of $208,710 in fiscal 2015. There are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

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

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Revenue Recognition

The Company recognizes revenue when finished products and/or parts are shipped and the customer takes ownership and assumes the risk of loss. Baler revenues are based on established prices by type and model. Revenue from installation services is recognized on completion of the service. The Company recognizes revenue from repair services in the period in which the service is provided. Standard service fee prices are established depending on baler classification and estimated time.

Management believes that revenue recognition is critical for its financial statements because net income is directly affected by the timing of revenue recognition

Allowance for Doubtful Accounts

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the deferred tax assets at October 31, 2016 and 2015 as management believes it will fully utilize them. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. There were no accruals for uncertain tax positions at October 31, 2016 or 2015.

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

Management, with the participation of the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of and for the year ended October 31, 2016.

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

(b) Changes in Internal Control over Financial Reporting

During the year ended October 31, 2016, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 10, 2017 Roger Griffin resigned as President, Chief Executive Officer and Director of International Baler Corporation. Mr. Griffin resigned in order to pursue other interests. The Board of Directors named William E. Nielsen, the Company’s Chief Financial Officer, to the position of President and Chief Executive Officer. Mr. Nielsen has been the Company’s Chief Financial Officer since 1994.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The current executive officers and directors of the Company are as follows:

NAME	Age	Positions Held	Date of Initial Election or Designation
Roger Griffin	55	Director	4/21/2008
5400 Rio Grande Ave.		President &
Jacksonville, FL 32254		Chief Executive Officer

Lael E. Boren	48	Director	4/15/2011
1909 S. Main Street
Upland, IN 46989

Leland E. Boren	93	Director	3/9/2005
1909 S. Main Street
Upland, IN 46989

Ronald L. McDaniel	77	Director	5/16/2006
Western-Cullen-Hayes, Inc.		Chairman of the Board
2700 West 36th Place
Chicago, IL 60632

William E. Nielsen	69	Director	11/20/1997
5400 Rio Grande Ave.		Chief Financial Officer	6/14/94
Jacksonville, FL 32254

Matthew M. Price	49	Director	5/11/2007
Bingham Greenbaum Doll, LLP
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

John J. Martorana	66	Director	1/5/2009
5148 Hanover Lane
Lakeland, FL 33817

Martha R. Songer	60	Director	1/30/2012
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

During fiscal 2016 the Board of Directors met two times.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

In fiscal 2016, none of the Company’s officers, directors, and beneficial owners of more than ten percent of the company’s common stock were delinquent in filing of any of their Form 3, 4, and 5 reports.

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

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2016 and 2015:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Awards
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNAL COMPENSATION ($)	NUMBER OF OPTIONS	ALL OTHER COMPENSATION	TOTAL COMPENSATION
Roger Griffin	2016	130,000	-0-	-0-	-0-	-0-	130,000
President & CEO	2015	130,000	100,000	-0-	-0-	-0-	230,000

William E Nielsen	2016	120,000	-0-	-0-	-0-	-0-	120,000
Chief Financial Officer	2015	134,000	35,000	-0-	-0-	-0-	169,000

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested (#) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
None

None of the Company’s other Executive Officers earned compensation in fiscal 2016 and 2015 in excess of $100,000 for services rendered to the Company in any capacity.

Option Grants and Exercises in Last Fiscal Year

No options were granted during fiscal 2016 to the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for fiscal 2016.

Compensation of Directors

The Board of Directors of the Company compensated non-employee directors $3,000 per month, together with direct out-of-pocket expenses incurred to attend meetings. In September 2015 the Board of Directors resolved to decrease the compensation of non-employee directors from $3,000 per month to $100 per month. In April 2016 the Board of Directors resolved to increase the compensation back to $3,000 per month. In October 2016 the Board of Directors resolved to decrease the compensation to $500 per month.

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

Director Compensation for Fiscal 2016
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald L. McDaniel	19,000	-0-	-0-	-0-	-0-	-0-	19,000
Matthew M. Price	19,000	-0-	-0-	-0-	-0-	-0-	19,000
Lael E. Boren	19,000	-0-	-0-	-0-	-0-	-0-	19,000
Leland Boren	19,000	-0-	-0-	-0-	-0-	-0-	19,000
John J. Martorana	19,000	-0-	-0-	-0-	-0-	-0-	19,000
Martha R. Songer	19,000	-0-	-0-	-0-	-0-	-0-	19,000

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

Compensation Committee Report

The Compensation Committee reviews with management the Compensation Discussion & Analysis section of the Company’s 2015 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for 2016 and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

The Compensation Committee
Ronald L. McDaniel
John J. Martorana
Lael E. Boren

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2016 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2016 with these computations based on 5,183,895 shares of common stock being outstanding at that time.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE HELD	AMOUNT OF BENEFICIAL OWNERSHIP[1]	APPROXIMATE PERCENT OF CLASS
Roger Griffin	President & CEO	None	-0-
5400 Rio Grande Ave.
Jacksonville, FL 32254

Leland E. Boren	Director	3,976,145[2]	76.70%
1909 S. Main Street
Upland, IN 46989

John Martorana	Director	20,000	0.40%
5148 Hanover Lane
Lakeland, FL 33817

Ronald L. McDaniel	Director	None	-0-
Western-Cullen-Hayes, Inc.
2700 W. 36th Place
Chicago, IL 60632

William E. Nielsen	Director	None	-0-
5400 Rio Grande Avenue	Chief Financial
Jacksonville, FL 32254	Officer

Matthew M. Price	Director	None	-0-
Bingham Greenbaum Doll, LLP
2700 Market Tower
10 West Market Street
Indianapolis, IN 46204

Lael E. Boren	Director	2,000	0.00%
1909 S Main Street
Upland, IN 46989

Martha R. Songer	Director	2,000	0.00%
1909 S. Main Street
Upland, IN 46989

International Baler Corporation	Stockholder	118,362[3]	2.30%
Profit Sharing Trust
5400 Rio Grande Avenue
Jacksonville, FL 32254

All Officers and Directors		4,118,507[4]	79.40%
as a Group (4 persons)

________________

1 Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.

2 Consists of 2,633,896 shares held directly and 1,342,249 shares owned by Avis Industrial Corporation.

3 Employees’ Profit Sharing Trust of which William Nielsen is Trustee.

4 Consists of 3,760,997 shares held directly and 118,362 shares held by International Baler Corporation Employee Profit Sharing Trust.

Changes In Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Leland E. Boren, shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no equipment sales to, or purchases from these companies in the fiscal years ending October 31, 2016 and 2015.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by The GriggsGroup CPAs for the audit of the Company’s annual financial statements for the years ended October 31, 2016 and 2015:

Fee Category	2016	2015
Audit Fees	$58,750	$58,750
Audit-Related Fees	0	0
Tax Fees	10,000	10,000
All Other Fees	0	0
Total Fees	$68,750	$68,750

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

All of the 2016 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by The GriggsGroup CPAs is compatible with maintaining The GriggsGroup’s CPAs’ independence and has concluded that it is.

ITEM 15. EXHIBITS

The Following Documents are filed as Part of this Report

1.	Financial Statements:

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statement of Operations
Statements of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

2.	Exhibits
The following exhibits are filed with, or incorporated by reference into this report.

Exhibit Number		Description
2.1		Agreement of Merger between International Baler Corporation and IBC Merger Corporation dated June 24, 1997 (Incorporated by reference to Exhibit 10.39 to Company’s Current Report on Form 8-K, Date of Report June 27, 1997[“Report on Form 8-K June 27, 1997”]).

2.2		Certificate of Merger of International Baler Corporation into IBC Merger Corporation (Incorporated by reference to Exhibit 10.39.1 to Report on Form 8-K June 27, 1997).

2.3		Certificate of Merger merging Consolidated Baling Machine Company, Inc. and Florida Waste Systems, Inc. Into International Baler Corporation filed July 30, 2004.

3.1		Articles of Incorporation and by-laws of Waste Technology Corp. and amendments (Incorporated by reference to the Company’s Registration Statement on Form S-18 filed in April, 1985, Registration No. 2-97045[the “Statement on Form S-18"])

3.2		Certificate of Incorporation of International Baler Corporation f/k/a National Compactor & Technology Systems, Inc. and all amendments thereto (Incorporated by reference to Exhibit 3.3 to Form 8 Amendment No.1 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1989[“Amendment No. 1 to 1989 Form 10-K”]).

3.3		By-laws of International Baler Corporation (Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to 1989 Form 10-K).

3.4		Certificate of Incorporation of Consolidated Baling Machine Co., Inc. f/k/a Solid Waste Recovery Test Center, Inc. and all amendments thereto (Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to 1989 Form 10-K).

3.5		By-laws of Consolidated Baling Machine Co., Inc. (Incorporated by reference to Exhibit 3.6 to Amendment No. 1 to 1989 Form 10-K).

3.7		Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 4, 1991(Incorporated by reference to Exhibit 3.1.1 to Company’s Annual Report on Form 10-K for the year ended October 31, 1991[the “1991 Form 10-K”]

3.8		Certificate of Amendment to Certificate of Incorporation of Waste Technology Corp. Filed on November 21 1991(Incorporated by reference to Exhibit 3.1.2 to Company’s 1991 Form 10-K).

3.9		Revised and restated by-laws of Waste Technology Corp. (Incorporated by reference to Exhibit 3.2 to Company’s 1991 Form 10-K).

3.1		Amendment to revised and restated by-laws of Waste Technology Corp. (Incorporated by reference to Exhibit 3.2.1 to Company’s 1991 Form 10-K).

3.11		Certificate of Incorporation of Waste Tech Real Estate Corp. (Incorporated by reference to Exhibit 3.7 to Company’s Annual Report on Form 10-K for year ended October 31, 1990).

4.1		1995 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended October 31, 1995).

10.1		Agreement between the Company and International Baler Corp. dated September 8, 1986, relating to acquisition of assets and stock (Incorporated by reference to Exhibit 10.1 to Statement on Form S-18).

10.2		Agreement dated February 3, 1987, between the Company and N. J. Cavagnaro & Sons and Machine Corp., Nicholas J. Cavagnaro Jr., George L. Cavagnaro, and Pauline L. Cavagnaro together with the exhibits annexed thereto for the acquisition of N. J. Cavagnaro & Sons Machine Corp. (Incorporated by reference to Exhibit 10.2 to Company’s Annual Report on Form 10-K for the year ended October 31, 1987 [the “1987 Form 10-K”]).

10.3		Waste Technology Corp. Profit Sharing Plan including Agreement of Trust (Incorporated by reference to Exhibit 10.7 to Report on Form 8-K June 1, 1989).

10.4		Form of Deferred Compensation Agreement for Ted C. Flood (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10K for the year ended October 31, 1991).

10.5		Agreement between International Baler Corporation and Ted C. Flood dated as December 29, 1995 (Incorporated by reference to Exhibit 10.38 to the Company’s Annual report on Form 10-KSB for the year ended October 31, 1996 [the “1996 Form 10-KSB”]).

10.6		Promissory Note made by Ted C. Flood to the order of International Baler Corporation dated December 29, 1995 (Incorporated by reference to Exhibit 10.38.1 to the 1996 Form 10-KSB).

10.7		Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated April 5, 1996 (Incorporated by reference to Exhibit 10.38.2 to the 1996 Form 10-KSB).

10.8		Promissory Note made by Ted C. Flood to the order of Waste Technology Corp. dated October 5, 1996(Incorporated by reference to Exhibit 10.38.3 to the 1996 Form 10-KSB).

14		Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2003).

31	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit filed with this Report.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BALER CORPORATION
(Registrant)

By:	/s/ William E. Nielsen
Chief Executive Officer

Dated:	January 27, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. McDaniel	Director	January 27, 2017
Ronald L. McDaniel	Chairman of the Board

/s/ Lael Boren	Director	January 27, 2017
Lael E. Boren

/s/ Leland E. Boren	Director	January 27, 2017
Leland E. Boren

/s/ William E. Nielsen	Director	January 27, 2017
Willian E. Nielsen	Chief Executive Officer
Chief Financial Officer

/s/ Matthew M. Price	Director	January 27, 2017
Matthew M. Price

/s/ John J. Martorana	Director	January 27, 2017
John J Martorana

/s/ Martha R. Songer	Director	January 27, 2017
Martha R. Songer

INTERNATIONAL BALER CORPORATION

FINANCIAL STATEMENTS

OCTOBER 31, 2016 AND 2015

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Baler Corporation

We have audited the accompanying balance sheets of International Baler Corporation as of October 31, 2016 and 2015 and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Baler Corporation as of October 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ The GriggsGroup CPAs

Ponte Vedra Beach, Florida

January 27, 2017

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	October 31, 2016	October 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$2,719,337	$3,665,219
Certificates of deposit	310,463	654,753
Accounts receivable, net of allowance for doubtful accounts of $15,000 at October 31, 2016 and at October 31, 2015	881,997	1,218,989
Inventories	3,839,115	3,871,167
Prepaid expense and other current assets	155,961	101,610
Total current assets	7,906,873	9,511,738

Property, plant and equipment, at cost:	3,930,058	3,451,863
Less: accumulated depreciation	2,449,231	2,269,206
Net property, plant and equipment	1,480,827	1,182,657

Other assets	1,256	309,757
Deferred income taxes	35,719	55,182
Total other assets	36,975	364,939

TOTAL ASSETS	$9,424,675	$11,059,334

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable-current portion	$—	$10,223
Accounts payable	390,108	463,000
Accrued liabilities	85,414	904,798
Customer deposits	149,324	953,057
Total current liabilities	624,846	2,331,078

Notes payable-long term	—	18,837
Total liabilities	624,846	2,349,915

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,875 shares issued at October 31, 2016 and October 31, 2015	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,997,253	2,906,843
	9,481,239	9,390,829

Less: Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	8,799,829	8,709,419

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,424,675	$11,059,334

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2016 AND 2015

	2016	2015
Net sales:
Equipment	$8,832,362	$15,646,647
Parts and service	2,818,226	2,452,826
Total net sales	11,650,588	18,099,473

Cost of sales	10,047,312	14,808,065

Gross profit	1,603,276	3,291,408

Operating expense:
Selling expense	721,490	879,667
Administrative expense	914,412	1,126,676
Total operating expense	1,635,902	2,006,343

Operating income (loss)	(32,626)	1,285,065

Other income (expense):
Interest income	10,038	3,500
Interest expense	(514)	(5,535)
Total other income (expense)	9,524	(2,035)

Income (loss) before income taxes	(23,102)	1,283,030

Income tax provision (benefit)	(113,512)	470,662

Net income	$90,410	$812,368

Income (loss) per share, basic and diluted	$0.02	$0.16

Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2015	6,429,875	$64,299	$6,419,687	$2,094,475	1,245,980	$(681,410)	$7,897,051

Net Income	—	—	—	812,368	—	—	812,368

Balance at October 31, 2015	6,429,875	64,299	6,419,687	2,906,843	1,245,980	(681,410)	8,709,419

Net Income	—	—	—	90,410	—	—	90,410

Balance at October 31, 2016	6,429,875	$64,299	$6,419,687	$2,997,253	1,245,980	$(681,410)	$8,799,829

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2016 AND 2015

	2016	2015
Cash flow from operating activities:
Net income	$90,410	$812,368
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	180,025	153,466
Provision for doubtful accounts	—	(14,412)
Deferred income tax	19,463	(8,986)
Changes in operating assets and liabilities:
Accounts receivable	336,992	2,528,060
Inventories	32,052	917,714
Prepaid expenses and other assets	(54,351)	82,115
Accounts payable	(72,892)	(460,391)
Accrued liabilities	(819,384)	(608,187)
Customer deposits	(803,733)	(714,875)
Net cash (used in) provided by operating activities	(1,091,418)	2,686,872

Cash flows from investing activities:
Purchases of property and equipment	(478,195)	(208,710)
Redemptions of certificates of deposit	652,791	67,846
Net cash provided by (used in) investing activities	174,596	(140,864)

Cash flows from financing activities
Payments on notes payable	(29,060)	(9,042)
Advances from revolving promissory note	—	450,000
Payments on revolving promissory note	—	(1,094,345)
Net cash used in financing activities	(29,060)	(653,387)

Net (decrease) increase in cash and cash equivalents	(945,882)	1,892,621

Cash and cash equivalents at beginning of year	3,665,219	1,772,598

Cash and cash equivalents at end of year	$2,719,337	$3,665,219

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$514	$5,535
Income taxes	392,400	77,254

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION

Notes to Financial Statements

October 31, 2016 and 2015

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

In accordance with ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, the Company classifies all deferred tax assets and liabilities as noncurrent. This ASU has been applied retrospectively to all periods presented.

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

Following is a tabular reconciliation of the changes in the warranty accrual:

	2016	2015
Beginning balance	$70,000	$65,000
Warranty service provided	(233,117)	(199,981)
New product warranties	176,647	195,583
Changes to pre-existing warranty accruals	51,470	9,308
Ending balance	$65,000	$70,000

(i) Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. There were no stock options outstanding for the years ended October 31, 2016 and 2015, respectively.

(j) Business Reporting Segments

The Company operates in one segment based on the information monitored by the Company’s operating decision makers to manage the business.

(k) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities. The fair value of non-current certificates of deposit in fiscal year ending October 31, 2015 had maturities of less than 22 months and include low interest rates consistent with market rates, therefore the carrying value of these instruments approximates fair value. The non-current certificates of deposit were considered level 2 instruments within the fair value hierarchy. There were no non-current certificates of deposit for the fiscal year ending October 31, 2016.

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

In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not believe this will have a significant impact on the financial statements, as contracts are generally not long term and balers are manufactured for individual orders and revenue recognized at time of shipment.

(3) Related Party Transactions

Leland E. Boren, a shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from these companies in the years ending October 31, 2016 and 2015.

(4) Inventories

Inventories consisted of the following:	2016	2015
Raw materials	$1,813,545	$1,688,032
Work in process	1,286,494	1,758,666
Finished goods	733,841	424,469
	$3,833,880	$3,871,167

(5) Property, Plant, and Equipment

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

	2016	2015
Land	$82,304	$82,304
Building and Improvements	1,225,189	1,174,555
Machinery and Equipment	2,332,616	2,176,187
Vehicles	150,975	101,121
Construction In Progress	138,974	—
	3,930,058	3,451,863
Less accumulated depreciation	2,449,231	2,269,206
	$1,480,827	$1,182,657

Depreciation expense was $180,025 and $153,466 during the years ended October 31, 2016 and 2015, respectively.

(6) Debt

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie Indiana that was entered into on February 26, 2015. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and expires on May 15, 2017. The line of credit had no outstanding balance at October 31, 2016 and at October 31, 2015.

In July 2014 the Company financed a service truck by entering into a loan agreement with Ford Credit for $41,254. The note had a term of forty-eight months at an interest rate of 3.8%. The loan balance of $27,382 was paid off during January 2016.

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

The Company had outstanding commitments relating to standby letters of credit for performance and warranty guarantees of approximately $310,000 and $963,000 at October 31, 2016 and 2015, respectively. These letters of credit are collateralized by certificates of deposit which have expiration dates which coincide with the expiration dates of the letters of credit. Certificates of deposit of $308,501 at October 31, 2015 which mature in one year or more are included in other assets in the accompanying balance sheet. The Company had no certificates of deposit maturing in one year or more at October 31, 2016.

(8) Income Taxes

Income tax provision attributable to income from continuing operations consists of:

	2016	2015
Current income tax (benefit) provision:
Federal	$(117,969)	$438,901
State	(15,007)	40,748
	(132,975)	479,649
Deferred income tax (benefit) provision:
Federal	17,810	(8,224)
State	1,654	(763)
	19,464	(8,987)
Income tax (benefit) provision	$(113,512)	$470,662

The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income taxes are as follows:

	2016	2015
Expected federal income tax expense at
Statutory rate	$(7,855)	$436,230
State income tax expense, net of federal
Income tax effect	(52)	26,390
Other – meals and entertainment	6,988	8,042
DPAD adjustments	(112,594)	—
Income tax provision	$(113,512)	$470,662

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. As of October 31, 2016 and 2015, the net deferred tax assets were $35,719 and $55,182, respectively. The Company determined it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets of October 31, 2016 and 2015 and no valuation allowance is deemed necessary. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

During 2016, the Company determined they were eligible for the domestic production activities deduction (DPAD) and subsequently claimed the deduction. The Company also amended the tax returns for 2012 and 2013, resulting in a refund and adjustment to the tax provision of approximately $112,000 for the year ended October 31, 2016.

The significant components of the net deferred income taxes at October 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets
Inventory reserve	$70,238	$70,238
Other reserves and allowances	111,510	89,514
Capitalized inventory costs	55,523	86,434
Capitalized inventory costs	237,271	246,186

Deferred tax liabilities
Property, plant and equipment	201,552	(191,004)
Total gross deferred tax liabilities	201,552	(191,004)
Net deferred income taxes	$35,719	$55,182

For the years ended October 31, 2016 and 2015, the Company did not have any unrecognized tax benefits or obligations as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended October 31, 2012 through October 31, 2016, the tax years which remain subject to examination by tax jurisdictions as of October 31, 2016.

(9) Employee Benefit Plan

The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan during the years ended October 31, 2016 or 2015.

(10) Business and Credit Concentrations

Export sales were approximately 8% and 32% of net sales for the years ended October 31, 2016 and 2015, respectively. The principal international markets served by the Company, include Canada, China, Mexico, United Kingdom, India, Korea, Japan, Russia, Saudi Arabia, Singapore, and Brazil. In fiscal 2016, three customers accounted for 18.2%, 14.7% and 4.8% of net sales, respectively, while in fiscal 2015, three customers accounted for 24.4%, 10.5% and 9.1% of net sales, respectively. During fiscal 2016, there was no significant percentage of sales to any one location and during fiscal 2015, 24.4% of the Company’s total sales were to Singapore. Three customers accounted for 21.1%, 16.3%, and 11.5% respectively, of the Company’s accounts receivable at October 31, 2016 and three customers accounted for 24.4%, 22.4, and 20.5%, respectively, of the Company accounts receivable at October 31, 2015.

The Company had cash deposits in banks of $2,219,337 above the FDIC insured limit of $250,000 per bank at October 31, 2016.

