Form 10-Q
period 2017-01-31
INTERNATIONAL BALER CORP
filed 2017-03-14
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2017

or

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at February 28, 2017.

1

INTERNATIONAL BALER CORPORATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	January 31, 2017	October 31, 2016
ASSETS	Unaudited

Current assets:
Cash and cash equivalents	$3,944,199	$2,719,337
Certificates of deposit	311,048	310,463
Accounts receivable, net of allowance for doubtful accounts of $15,000 at January 31, 2017 and at October 31, 2016	325,537	881,997
Inventories	3,679,465	3,839,115
Income taxes receivable	191,303	191,303
Prepaid expense and other current assets	119,943	155,961
Total current assets	8,571,495	8,098,176

Property, plant and equipment, at cost:	3,932,370	3,930,058
Less: accumulated depreciation	2,498,731	2,449,231
Net property, plant and equipment	1,433,639	1,480,827

Other assets	1,256	1,256
Deferred income taxes	56,719	35,719
Total other assets	57,975	36,975

TOTAL ASSETS	$10,063,109	$9,615,978

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$547,685	$390,108
Accrued liabilities	267,092	276,717
Customer deposits	487,916	149,324
Total current liabilities	1,302,693	816,149
Total liabilities	1,302,693	816,149

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,875 shares issued at January 31, 2017 and October 31, 2016	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,957,840	2,997,253
	9,441,826	9,481,239

Less: Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)

Total stockholders' equity	8,760,416	8,799,829
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,063,109	$9,615,978

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016
UNAUDITED

	2017	2016
Net sales:
Equipment	$1,659,313	$2,988,693
Parts and service	578,480	591,134
Total net sales	2,237,793	3,579,827

Cost of sales	2,008,495	3,019,318

Gross profit	229,298	560,509

Operating expense:
Selling expense	109,202	233,521
Administrative expense	181,816	222,266
Total operating expense	291,018	455,787

Operating income (loss)	(61,720)	104,722

Other income (expense):
Interest income	1,307	2,105
Interest expense	—	(296)
Total other income (expense)	1,307	1,809

Income (loss) before income taxes	(60,413)	106,531

Income tax provision (benefit)	(21,000)	38,000

Net income (loss)	$(39,413)	$68,531

Income (loss) per share, basic and diluted	$(0.01)	$0.01

Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2017
UNAUDITED

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2016	6,429,875	$64,299	$6,419,687	$2,997,253	1,245,980	$(681,410)	$8,799,829

Net loss	—	—	—	(39,413)	—	—	(39,413)

Balance at January 31, 2017	6,429,875	$64,299	$6,419,687	$2,957,840	1,245,980	$(681,410)	$8,760,416

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016
UNAUDITED

	2017	2016
Cash flow from operating activities:
Net income (loss)	$(39,413)	$68,531
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,500	40,500
Deferred income taxes	(21,000)	—
Changes in operating assets and liabilities:
Accounts receivable	556,460	681,353
Inventories	159,650	388,222
Prepaid expenses and other assets	36,018	(28,070)
Accounts payable	157,577	230,939
Accrued liabilities	(9,625)	(305,109)
Customer deposits	338,592	(23,293)
Net cash provided by operating activities	1,227,759	1,053,073

Cash flows from investing activities:
Purchase of property and equipment	(2,312)	(8,980)
Redemptions of (interest earned on) certificates of deposit	(585)	161,910
Net cash (used in) provided by investing activities	(2,897)	152,930

Cash flows from financing activities:
Payments on notes payable	—	(29,060)
Net cash used in financing activities	—	(29,060)

Net increase in cash and cash equivalents	1,224,862	1,176,943

Cash and cash equivalents at beginning of period	2,719,337	3,665,219

Cash and cash equivalents at end of period	$3,944,199	$4,842,162

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$—	$2,063
Income taxes	$—	$285,000

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

2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended January 31, 2017 are not necessarily indicative of the results that may be expected for the year ending October 31, 2017. The accompanying balance sheet as of October 31, 2016 was derived from the audited financial statements as of October 31, 2016. Accrued income taxes are presented as separate line items on the balance sheet due to the size of the balances in these accounts.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

	2017	2016
Beginning balance	$65,000	$70,000
Warranty service provided	(28,392)	(8,031)
New product warranties	33,186	29,887
Changes to pre-existing warranty accruals	(4,794)	(21,856)
Ending balance	$65,000	$70,000

(e) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

4. Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 75% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no equipment sales to, or purchases from, these companies for the three months ended January 31, 2017 or in fiscal year ended October 31, 2016.

5. Inventories:

Inventories consisted of the following:

	January 31, 2017	October 31, 2016
Raw materials	$1,856,895	$1,813,545
Work in process	1,454,729	1,291,729
Finished goods	367,841	733,841
	$3,679,465	$3,839,115

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on February 26, 2015. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and expires on May 15, 2017. The line of credit had no outstanding balance at January 31, 2017 and at October 31, 2016.

In July 2014 the Company financed a service truck by entering into a loan agreement with Ford Credit for $41,254. The note had a term of forty-eight months at an interest rate of 3.8%. The loan balance of $27,382 was paid off in January 2016.

7. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of January 31, 2017 and at October 31, 2016. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of January 31, 2017 and October 31, 2016, net deferred tax assets were $35,719.

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

The company had outstanding commitments relating to a standby letter of credit for performance and warranty guarantees of approximately $310,000 at January 31, 2017 and at October 31, 2016. This letter of credit is collateralized by a certificate of deposit which has an expiration date which coincides with the expiration date of the letter of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our unaudited financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended October 31, 2016, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations: Three Month Comparison

In the first quarter ended January 31, 2017, the Company had net sales of $2,237,793 compared to net sales of $3,579,827 in the first quarter of fiscal 2016, a decrease of 37.5%. The decrease in net sales was the result of lower shipments of two-ram balers, two in the first quarter of fiscal 2017 versus seven in the first quarter of fiscal 2016. Two-ram balers are the Company’s largest balers and range in price from $160,000 to over $600,000.

In the last six months of calendar year 2016 the market for balers was slowed due to lower prices for recycled materials such as cardboard and plastic. At the current time prices for these commodities are improving.

The Company had a net loss of $39,413 in the first quarter of fiscal 2017, compared to net income of $68,531 in the first quarter of fiscal 2016. The lower net income was the result of the lower sales and gross profit, partially offset by lower selling and administrative expenses. The lower selling and administration expenses are the result of personnel reductions and are considered to be ongoing.

The sales order backlog was approximately $2,145,000 at January 31, 2017 and $2,785,000 at January 31, 2016.

Financial Condition and Liquidity:

Net working capital at January 31, 2017 was $7,268,802 as compared to $7,282,027 at October 31, 2016. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first three months of fiscal 2017 were 25.0 days, as compared to 18.2 days in the first three months of fiscal 2016. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 91.25).

During the three months ended January 31, 2017 and 2016, the Company made additions to plant and equipment of $2,312 and $8,980, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana that was entered into on February 26, 2016. The line of credit allows the Company to borrow at an interest rate equal to the sum of the LIBOR Rate applicable to each interest period plus 2.39%. The line of credit is secured by all assets of the Company and expires on May 15, 2017. The line of credit had no outstanding balance at January 31, 2017 and October 31, 2016.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2017. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 5. OTHER INFORMATON

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

ITEM 6. EXHIBITS

The following exhibits are submitted herewith:

Exhibit
31	Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a–14(a)/15d-14(a).
32	Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: Septem D Dated: March 14, 2017

INTERNATIONAL BALER CORPORATION

March 14, 2017	By:	/s/ William E. Nielsen
William E. Nielsen
Chief Executive Officer
Chief Financial Officer

