Form 10-Q
period 2017-04-30
INTERNATIONAL BALER CORP
filed 2017-06-14
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2017

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at May 31, 2017.

1

INTERNATIONAL BALER CORPORATION

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	April 30, 2017	October 31, 2016
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$3,990,309	$2,719,337
Certificates of deposit	311,635	310,463
Accounts receivable, net of allowance for doubtful accounts of $15,000 at April 30, 2017 and at October 31, 2016	754,660	881,997
Inventories	3,746,239	3,839,115
Income taxes receivable	143,720	191,303
Prepaid expense and other current assets	216,636	155,961
Total current assets	9,163,199	8,098,176

Property, plant and equipment, at cost:	3,946,838	3,930,058
Less: accumulated depreciation	2,548,231	2,449,231
Net property, plant and equipment	1,398,607	1,480,827

Other assets	1,256	1,256
Deferred income taxes	35,719	35,719
Total other assets	36,975	36,975

TOTAL ASSETS	$10,598,781	$9,615,978

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$490,005	$390,108
Accrued liabilities	250,864	276,717
Customer deposits	1,049,377	149,324
Total current liabilities	1,790,246	816,149
Total liabilities	1,790,246	816,149

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,875 shares issued at April 30, 2017 and October 31, 2016	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	3,005,959	2,997,253
	9,489,945	9,481,239
Less: Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	8,808,535	8,799,829

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,598,781	$9,615,978

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2017 AND 2016
UNAUDITED

	Three Months		Six Months
	2017	2016	2017	2016
Net sales:
Equipment	$2,009,054	$1,839,359	$3,668,367	$4,828,052
Parts and service	656,667	814,212	1,235,147	1,405,346
Total net sales	2,665,721	2,653,571	4,903,514	6,233,398

Cost of sales	2,316,808	2,311,478	4,325,303	5,330,796

Gross profit	348,913	342,093	578,211	902,602

Operating expense:
Selling expense	113,756	194,951	222,958	428,472
Administrative expense	162,982	238,656	344,798	460,922
Total operating expense	276,738	433,607	567,756	889,394

Operating income (loss)	72,175	(91,514)	10,455	13,208

Other income (expense):
Interest income	1,444	4,601	2,751	6,706
Interest expense	—	(218)	—	(514)
Total other income	1,444	4,383	2,751	6,192

Income (loss) before income taxes	73,619	(87,131)	13,206	19,400

Income tax provision (benefit)	25,500	(31,000)	4,500	7,000

Net income (loss)	$48,119	$(56,131)	$8,706	$12,400

Income (loss) per share, basic and diluted	$0.01	$(0.01)	$0.00	$0.00

Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2017
UNAUDITED

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2016	6,429,875	$64,299	$6,419,687	$2,997,253	1,245,980	$(681,410)	$8,799,829

Net loss	—	—	—	8,706	—	—	8,706

Balance at April 30, 2017	6,429,875	$64,299	$6,419,687	$3,005,959	1,245,980	$(681,410)	$8,808,535

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2017 AND 2016
UNAUDITED

	2017	2016
Cash flow from operating activities:
Net income	$8,706	$12,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	99,000	84,000
Income taxes receivable	47,583	—
Changes in operating assets and liabilities:
Accounts receivable	127,337	545,655
Inventories	92,876	(640,740)
Prepaid expenses and other assets	(60,675)	(96,150)
Accounts payable	99,897	236,302
Accrued liabilities	(25,853)	(649,487)
Customer deposits	900,053	(510,205)
Net cash provided by (used in) operating activities	1,288,924	(1,018,225)

Cash flows from investing activities:
Purchase of property and equipment	(16,780)	(289,307)
Redemptions of (interest earned on) certificates of deposit	(1,172)	458,492
Net cash (used in) provided by investing activities	(17,952)	169,185

Cash flows from financing activities:
Payments on notes payable	—	(29,060)
Net cash used in financing activities	—	(29,060)

Net increase (decrease) in cash and cash equivalents	1,270,972	(878,100)

Cash and cash equivalents at beginning of period	2,719,337	3,665,219

Cash and cash equivalents at end of period	$3,990,309	$2,787,119

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$—	$514
Income taxes	$—	$387,000

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

2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended April 30, 2017 are not necessarily indicative of the results that may be expected for the year ending October 31, 2017. The accompanying balance sheet as of October 31, 2016 was derived from the audited financial statements as of October 31, 2016. Accrued income taxes are presented as separate line items on the balance sheet due to the size of the balances in these accounts.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the six-month period ended April 30:

	2017	2016
Beginning balance	$65,000	$70,000
Warranty service provided	(103,829)	(116,027)
New product warranties	73,367	96,561
Changes to pre-existing warranty accruals	50,462	14,466
Ending balance	$85,000	$65,000

(e) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

4. Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 75% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no equipment sales to, or purchases from, these companies for the three months ended April 30, 2017 or in fiscal year ended October 31, 2016.

5. Inventories:

Inventories consisted of the following:

	April 30, 2017	October 31, 2016
Raw materials	$1,904,669	$1,813,545
Work in process	1,436,729	1,291,729
Finished goods	404,841	733,841
	$3,746,239	$3,839,115

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2017. The line of credit allow is the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires in twelve months. The line of credit had no outstanding balance at April 30, 2017 and at October 31, 2016.

7. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of April 30, 2017 and at October 31, 2016. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of April 30, 2017 and October 31, 2016, net deferred tax assets were $35,719.

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

The company had outstanding commitments relating to a standby letter of credit for performance and warranty guarantees of approximately $310,000 at April 30, 2017 and at October 31, 2016. This letter of credit is collateralized by a certificate of deposit which has an expiration date which coincides with the expiration date of the letter of credit.

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

Results of Operations: Three Month Comparison

In the second quarter ended April 30, 2017, the Company had net sales of $2,665,054 compared to net sales of $2,653,571 in the second quarter of fiscal 2016, an increase of 0.4%. Equipment shipments in the second quarter of fiscal 2017 and 2016 were substantially the same with the exception of two rubber balers in 2016 and none in 2017.

The Company had net income of $48,119 in the second quarter of fiscal 2017, compared to a net loss of $56,131 in the second quarter of fiscal 2016. The higher net income is primarily the result of significantly lower selling and administrative expenses related to reductions in personnel.

Results of Operations: Six Month Comparison

The company had net sales of $4,903,514 in the first six months of fiscal 2017, compared to $6,233,398 in the same period of 2017, a decrease of 21.3%. The lower sales in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was primarily the result of lower shipments of rubber balers, none versus two, and larger two-ram balers, eight versus five, respectively.

The Company had net income of $8,706 in the first half of fiscal 2017, compared to net income of $12,400 in the first half of fiscal 2016. Gross profit margins declined in the first six months of 2017 from 2016 due to the lower sales volume, however, the Company reduced selling and administration expenses to allow the Company to be profitable. The lower selling and administrative expenses were primarily related to personnel reductions.

The sales order backlog was approximately $2,990,000 at April 30, 2017 and $2,850,000 at April 30, 2016.

Financial Condition and Liquidity:

Net working capital at April 30, 2017 was $7,372,953 as compared to $7,282,027 at October 31, 2016. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first six months of fiscal 2017 were 25.2 days, as compared to 17.7 days in the first six months of fiscal 2016. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by six, and dividing that result by the average day’s sales for the period (period sales ÷ 181).

During the six months ended April 30, 2017 and 2016, the Company made additions to plant and equipment of $16,780 and $289,307, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2017. The line of credit allow is the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires in twelve months. The line of credit had no outstanding balance at April 30, 2017 and at October 31, 2016.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO/CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of the Company was held on April 24, 2017.
(b)	The first item voted on was the election of Directors. Leland E. Boren and Martha R. Songer were elected as Class I Directors of the Company whose terms will expire in three (3) years at the annual meeting of stockholders to be held in 2020. The results of the voting were as follows:

	Votes
	For	Withheld
Leland E. Boren	4,305,023	5,550
Martha R. Songer	4,304,673	5,900

(c)	The next item of business was the proposal to ratify the appointment of Pivot CPAs, formerly The GriggsGroup, CPAs, the independent registered public accounting firm of the Company, for the fiscal year ending October 31, 2017. The result of the voting were as follows:

4,940,168	Votes for the resolution
56,343	Votes against, and
0	Votes abstained.

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

INTERNATIONAL BALER CORPORATION

Dated; June 14, 2017	By:	/s/ William E. Nielsen
William E. Nielsen
Chief Executive Officer
Chief Financial Officer

