Form 10-Q
period 2017-07-31
INTERNATIONAL BALER CORP
filed 2017-09-12
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2017

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at August 31, 2017.

1

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	July 31, 2017	October 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,768,805	$2,719,337
Certificates of deposit	—	310,463
Other receivable	305,433	—
Accounts receivable, net of allowance for doubtful accounts of $15,000 at July 31, 2017 and at October 31, 2016	1,315,154	881,997
Inventories	3,754,442	3,839,115
Income taxes receivable	148,220	191,303
Prepaid expense and other current assets	195,111	155,961
Total current assets	9,487,165	8,098,176

Property, plant and equipment, at cost:	3,946,884	3,930,058
Less: accumulated depreciation	2,597,731	2,449,231
Net property, plant and equipment	1,349,153	1,480,827

Other assets	1,256	1,256
Deferred income taxes	35,719	35,719
Total other assets	36,975	36,975
TOTAL ASSETS	$10,873,293	$9,615,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,035,607	$390,108
Accrued liabilities	374,311	276,717
Customer deposits	573,706	149,324
Total current liabilities	1,983,624	816,149
Total liabilities	1,983,624	816,149

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001,10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,875 shares issued at July 31, 2017 and October 31, 2016	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	3,087,093	2,997,253
	9,571,079	9,481,239

Less: Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	8,889,669	8,799,829

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,873,293	$9,615,978

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2017 AND 2016
UNAUDITED

	Three Months		Nine Months

	2017	2016	2017	2016
Net sales:
Equipment	$2,285,750	$2,596,687	$5,954,117	$7,424,739
Parts and service	826,209	721,159	2,061,356	2,126,505
Total net sales	3,111,959	3,317,846	8,015,473	9,551,244

Cost of sales	2,695,557	2,841,478	7,020,860	8,172,274

Gross profit	416,402	476,368	994,613	1,378,970

Operating expense:
Selling expense	128,223	186,586	351,181	615,058
Administrative expense	164,624	260,531	509,422	721,453
Total operating expense	292,847	447,117	860,603	1,336,511

Operating income	123,555	29,251	134,010	42,459

Other income (expense):
Interest income	1,579	2,166	4,330	8,872
Interest expense	—	—	—	(514)
Total other income (expense)	1,579	2,166	4,330	8,358

Income before income taxes	125,134	31,417	138,340	50,817

Income tax provision	44,000	11,000	48,500	18,000

Net income	$81,134	$20,417	$89,840	$32,817

Income per share, basic and diluted	$0.02	$0.00	$0.02	$0.01

Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2017
UNAUDITED

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2016	6,429,875	$64,299	$6,419,687	$2,997,253	1,245,980	$(681,410)	$8,799,829

Net income	—	—	—	89,840	—	—	89,840

Balance at July 31, 2017	6,429,875	$64,299	$6,419,687	$3,087,093	1,245,980	$(681,410)	$8,889,669

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2017 AND 2016
UNAUDITED

	2017	2016
Cash flow from operating activities:
Net income	$89,840	$32,817
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	148,500	133,500
Changes in operating assets and liabilities:
Accounts receivable	(433,157)	173,347
Other receivable	(305,433)	—
Inventories	84,673	(46,596)
Prepaid expenses and other assets	(39,150)	(161,137)
Income taxes receivable	43,083	—
Accounts payable	645,499	(9,248)
Accrued liabilities	97,594	(619,926)
Customer deposits	424,382	(555,055)
Net cash provided by (used in) operating activities	755,831	(1,052,298)

Cash flows from investing activities:
Purchase of property and equipment	(16,826)	(477,726)
Withdrawals and redemptions of certificates of deposit	310,463	459,132
Net cash provided by (used in) investing activities	293,637	(18,594)

Cash flows from financing activities:
Payments on notes payable	—	(29,060
Net cash used in financing activities	—	(29,060)

Net increase (decrease) in cash and cash equivalents	1,049,468	(1,099,952)

Cash and cash equivalents at beginning of period	2,719,337	3,665,219

Cash and cash equivalents at end of period	$3,768,805	$2,565,267

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$—	$461
Income taxes	$—	$392,400

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

2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended July 31, 2017 are not necessarily indicative of the results that may be expected for the year ending October 31, 2017. The accompanying balance sheet as of October 31, 2016 was derived from the audited financial statements as of October 31, 2016.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the nine-month period ended July 31:

	2017	2016
Beginning balance	$65,000	$70,000
Warranty service provided	(166,653)	(183,389)
New product warranties	119,082	148,495
Changes to pre-existing warranty accruals	67,571	29,894
Ending balance	$85,000	$65,000

(e) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

4. Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 75% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no equipment sales to, or purchases from, these companies for the nine months ended July 31, 2017 or in fiscal year ended October 31, 2016.

5. Inventories:

Inventories consisted of the following:

	July 31, 2017	October 31, 2016
Raw materials	$1,932,872	$1,813,545
Work in process	1,560,729	1,291,729
Finished goods	260,841	733,841
	$3,754,442	$3,839,115

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2017. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2018. The line of credit had no outstanding balance at July 31, 2017 and at October 31, 2016.

7. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of July 31, 2017 and at October 31, 2016. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of July 31, 2017 and October 31, 2016, net deferred tax assets were $35,719.

The Company records interest related to unrecognized tax benefits, if applicable, in interest expense and penalties, if applicable, in selling, general, and administrative expenses.

8. Commitments and Contingencies:

The Company, in the ordinary course of business, is subject to claims made, and from time to time is named as a defendant in legal proceedings relating to the sales of its products.

The Company had outstanding commitments relating to a standby letter of credit for performance and warranty guarantees of approximately $310,000 at July 31, 2017 and at October 31, 2016. This letter of credit is collateralized by a certificate of deposit which has an expiration date which coincides with the expiration date of the letter of credit. In July 2017 the National Bank of Abu Dhabi made a draw on the letter of credit of $305,433. No warranty claims or any other claims have been received by the Company. The amount of the funds to be returned is shown on the balance sheet as other receivable. The funds were returned to the Company’s account in September 2017.

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

Results of Operations: Three Month Comparison

In the third quarter ended July 31, 2017, the Company had net sales of $3,111,959 compared to net sales of $3,317,846 in the third quarter of fiscal 2016, a decrease of 6.2%. Equipment shipments in the third quarter of fiscal 2017 and 2016 were substantially the same, except that the Company sold two higher value rubber balers during the third quarter of 2016 and one rubber baler during the third quarter of 2017.

The Company had net income of $81,134 in the third quarter of fiscal 2017, compared to net income of $20,417 in the third quarter of fiscal 2016. The higher net income is primarily the result of significantly lower selling and administrative expenses related to reductions in personnel, one regional sales manager, one other sales person, and the president of the Company whose duties were taken over by the Company’s CFO.

Results of Operations: Nine Month Comparison

The Company had net sales of $8,015,473 in the first nine months of fiscal 2017, compared to $9,551,244 in the same period of 2016, a decrease of 16.1%. The lower sales in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily the result of lower shipments of rubber balers, one versus two, and larger two-ram balers, seven versus fourteen, respectively.

The Company had net income of $89,840 in the first nine months of fiscal 2017, compared to net income of $32,817 in the first nine months of fiscal 2016. Gross profit margins declined in the first nine months of 2017 from 2016 due to the lower sales volume and the lower absorption of fixed overhead costs, however, the Company reduced selling and administration expenses to allow the Company to be profitable. The lower selling and administrative expenses were primarily related to personnel reductions as discussed previously.

The sales order backlog was approximately $3,190,000 at July 31, 2017 and $1,500,000 at July 31, 2016.

Financial Condition and Liquidity:

Net working capital at July 31, 2017 was $7,503,541 as compared to $7,282,027 at October 31, 2016. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first nine months of fiscal 2017 were 26.4 days, as compared to 22.6 days in the first nine months of fiscal 2016. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by nine, and dividing that result by the average day’s sales for the period (period sales ÷ 273).

During the nine months ended July 31, 2017 and 2016, the Company made additions to plant and equipment of $16,826 and $477,726, respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2017. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2018. The line of credit had no outstanding balance at July 31, 2017 and at October 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer (CEO)/Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, and under the supervision and with the participation of the management, including the Company’s CEO/CFO, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were effective.

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO/CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

The following exhibits are submitted herewith:

Exhibit	Description
31	Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a–14(a)/15d-14(a).

32	Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

INTERNATIONAL BALER COPORATION

Dated: September 12, 2017	By:	/s/ William E. Nielsen
Williiam E. Nielsen
Chief Executive Officer
Chief Financial Officer

