Form 10-K
period 2017-10-31
INTERNATIONAL BALER CORP
filed 2018-01-26
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2017

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

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (April 30, 2017 closing price $2.03) : $2,156,505

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (January 15, 2018): 5,183,895

1

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

General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 2,000 pounds and range in price from approximately $5,000 to $500,000. General purpose baler sales constituted approximately 58% and 67% of net sales for the fiscal years ended October 31, 2017 and 2016, respectively.

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

Specialty balers range in price from approximately $5,000 to $550,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 15% and 7% of net sales for the fiscal years ended October 31, 2017 and 2016, respectively.

Accessory Equipment

The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. This equipment includes conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. For 2017 and 2016, accessory equipment did not represent a significant percentage of net sales.

Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented 25.1% and 24.2% of the Company’s net sales for fiscal 2017 and 2016, respectively.

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

The Company's general purpose balers are sold throughout the United States to such end users as waste producing retailers, manufacturing and fabricating plants, bulk material producers, and solid waste recycling facilities. Specialty balers are sold worldwide, including Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. During fiscal 2017, foreign sales amounted to $2,077,036 or approximately 19% of the Company’s net sales while in fiscal 2016, foreign sales amounted to $920,046, approximately 8% of the Company’s net sales. In fiscal 2017 and 2016, the Company had no significant sales to any one foreign country.

During fiscal 2017 and fiscal 2016, IBC had sales to more than 300 customers. In fiscal 2017, three customers accounted for 17.9%, 11.4% and 8% of total net sales, respectively, while in fiscal 2016, three customers accounted for 18.2%, 14.7% and 4.8% of net sales, respectively.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2017 were $3,450,000 and at October 31, 2016 were $1,290,000. The Company generally delivers its orders within four (4) months of the date booked.

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

Employees

As of October 31, 2017, the Company employed 59 full-time employees as follows: 4 in management and supervision: 10 in sales and service; 35 in manufacturing; 6 in engineering; and, 4 in administration.

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

Total legal fees expensed in fiscal 2017 and 2016 was approximately $6,000 and $18,000, respectively.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol IBAL. As of October 31, 2017, the number of shareholders of record of the Company's Common Stock was approximately 400, and management believes that there are approximately 500 beneficial owners of the Company’s common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2017 and 2016, are set forth below.

Fiscal Year Ended October 31, 2017	High	Low

First Quarter	$2.17	$2.04
Second Quarter	2.14	1.80
Third Quarter	2.05	1.85
Fourth Quarter	2.08	1.86

Fiscal Year Ended October 31, 2016	High	Low

First Quarter	$1.90	$1.62
Second Quarter	1.99	1.75
Third Quarter	2.18	1.95
Fourth Quarter	2.18	2.00

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

Recent Sales of Unregistered Securities

During the past two years ended October 31, 2017, the Company has not sold any unregistered securities.

Purchases of Equity Securities

During the fiscal year ended October 31, 2017, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

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

Results of Operations

For the fiscal year ending October 31, 2017, net sales were $10,494,941 compared to $11,650,588 in fiscal 2016, a decrease of 9.9%. The decrease in net sales was the result of lower shipments of two-ram balers, fifteen in fiscal 2016 versus nine in fiscal 2017. One customer delayed the shipment of two two-ram balers and one auto-tie baler from October, sales value of $1,113,000, to November 2017.

Gross profit was $1,253,506 in fiscal 2017 compared to $1,603,276 in the prior fiscal year. Selling and administrative expenses were significantly lower in fiscal 2017, $1,141,802 versus $1,635,902 in fiscal 2016. The lower selling and administrative expenses was the result of reductions in personnel, one regional sale manager, one other sales person, and the president of the Company whose duties were taken over by the Company’s CFO.

The Company had an operating income of $116,902 in fiscal 2017, compared to an operating loss of $23,102 in fiscal 2016. During fiscal year 2016, the Company claimed favorable tax deductions, resulting in a tax benefit of $113,512. Net income was $90,410 in fiscal 2016, compared to $73,360 in fiscal 2017, as a result.

The Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into United States tax law on December 22, 2017. The Act makes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, and changes in business-related exclusions, and deductions and credits. Preliminarily, the Company expects a significant reduction in the effective income tax rate and a reduction of net deferred income tax assets of approximately $10,000 as a result of the income tax rate reduction, with such changes being included in the Company’s financial statements beginning in the three months ending January 31, 2018.

Liquidity and Capital Resources

The Company’s net working capital at October 31, 2017 was $7,513,149 as compared to $7,282,027 at October 31, 2016.

Average Days Sales Outstanding (DSO) in fiscal 2017 was 28.8 days as compared to 25.3 days in fiscal 2016. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by twelve, and dividing that result by the average day’s sales for the period (period sales ÷ 365).

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2017. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2018. The line of credit had no outstanding balance at October 31, 2017 and at October 31, 2016.

In fiscal 2017 the Company made additions of $30,452 to its buildings and manufacturing equipment, compared to additions of $478,195 in fiscal 2016. There are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

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

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Revenue Recognition

The Company recognizes revenue when finished products and/or parts are shipped and the customer takes ownership and assumes the risk of loss. Baler revenues are based on established prices by type and model. Revenue from installation services is recognized on completion of the service. The Company recognizes revenue from repair services in the period in which the service is provided. Standard service fee prices are established depending on baler classification and estimated time. The timing of shipments and installation services have an impact on the recording of revenue in a period.

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

Warranty Allowance

The Company warranties its products for one (1) year from the date of sale as to materials and six (6) months as to labor, and offers a service plan for other required repairs and maintenance. The Company maintains an accrued liability for expected warranty claims. The warranty allowance considers warranty costs and requires management estimates of baler performance based on the quantity and type of balers currently under warranty and known potential warranty issues for these balers. Changes in the warranty estimate could impact operating results.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the deferred tax assets at October 31, 2017 and 2016 as management believes it will fully utilize them. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. There were no accruals for uncertain tax positions at October 31, 2017 or 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data commence on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (CEO) / Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including its CEO/CFO, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures.

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

Management, with the participation of the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of and for the year ended October 31, 2017.

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

(b)	Changes in Internal Control over Financial Reporting

During the year ended October 31, 2017, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The current executive officers and directors of the Company are as follows:

NAME	Age	Positions Held	Date of Initial Election or Designation
Lael E. Boren	49	Director	04/15/11
1909 S. Main Street
Upland, IN 46989

Leland E. Boren	94	Director	3/09/05
1909 S. Main Street
Upland, IN 46989

Ronald L. McDaniel	78	Director	5/16/06
Western-Cullen-Hayes, Inc.		Chairman of the Board
2700 West 36th Place
Chicago, IL 60632

William E. Nielsen	70	Director	11/20/97
5400 Rio Grande Ave.		President and	6/14/94
Jacksonville, FL 32254		Chief Financial Officer

John J. Martorana	67	Director	1/5/09
5148 Hanover Lane
Lakeland, FL 33817

Martha R. Songer	61	Director	1/30/12
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

During fiscal 2017 the Board of Directors met two times.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

In fiscal 2017, one of the Company’s officers, directors, and beneficial owners of more than ten percent of the company’s common stock was delinquent in filing one of their Form 3, 4, and 5 reports, a Form 4.

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

International Baler Corporation
Attention: William E. Nielsen
5400 Rio Grande Avenue
Jacksonville, Florida 32254
(904) 358-3812

Committees

The Company’s Board of Directors consists of six members, two of whom the Board has determined are independent, Ronald McDaniel and John Martorana. The Company has sought and continues to seek appropriate individuals to serve on the Board of Directors who meet the requirements necessary to qualify as independent directors to serve on the Company’s Board of Directors.

Ronald McDaniel and Lael Boren are members of Board’s Audit Committee. Mr. McDaniel serves as the audit committee’s “financial expert” as that term is defined by applicable Securities and Exchange Commission (“SEC”) regulations. Mr. McDaniel’s qualifications for this position are based upon his educational background and work experience as set forth above. The Company’s Audit Committee Charter is posted on the Company’s website.

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

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2017 and 2016:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Awards
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	NUMBER OF OPTIONS	ALL OTHER COMPENSATION	TOTAL COMPENSATION
William E Nielsen President & CFO	2017	120,000	-0-	-0-	-0-	-0-	120,000
	2016	120,000	-0-	-0-	-0-	-0-	120,000

Roger Griffin President & CEO	2017	27,500	-0-	-0-	-0-	-0-	27,500
	2016	130,000	-0-	-0-	-0-	-0-	130,000

Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested (#) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
None

None of the Company’s other Executive Officers earned compensation in fiscal 2017 and 2016 in excess of $100,000 for services rendered to the Company in any capacity.

Option Grants and Exercises in Last Fiscal Year

No options were granted during fiscal 2017 to the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for fiscal 2017.

Compensation of Directors

The Board of Directors of the Company compensated non-employee directors $500 per month, together with direct out-of-pocket expenses incurred to attend meetings. In September 2015 the Board of Directors resolved to decrease the compensation of non-employee directors from $3,000 per month to $100 per month. In April 2016 the Board of Directors resolved to increase the compensation back to $3,000 per month. In October 2016 the Board of Directors resolved to decrease the compensation to $500 per month.

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

Director Compensation for Fiscal 2017
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald L. McDaniel	6,000	-0-	-0-	-0-	-0-	-0-	6,000
Lael E. Boren	6,000	-0-	-0-	-0-	-0-	-0-	6,000
Leland Boren	6,000	-0-	-0-	-0-	-0-	-0-	6,000
John J. Martorana	6,000	-0-	-0-	-0-	-0-	-0-	6,000
Martha R. Songer	6,000	-0-	-0-	-0-	-0-	-0-	6,000

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

Compensation Committee Report

The Compensation Committee reviews with management the Compensation Discussion & Analysis section of the Company’s 2017 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for 2017 and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

The Compensation Committee

Ronald L. McDaniel

John J. Martorana

Lael E. Boren

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2017 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2017 with these computations based on 5,183,895 shares of common stock being outstanding at that time.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE HELD	AMOUNT OF BENEFICIAL OWNERSHIP[1]	APPROXIMATE PERCENT OF CLASS
Leland E. Boren	Director	4,047,629	78.1%
1909 S. Main Street
Upland, IN 46989

John Martorana	Director	20,000	0.4%
5148 Hanover Lane
Lakeland, FL 33817

Ronald L. McDaniel	Director	None	-0-
Western-Cullen-Hayes, Inc.
2700 W. 36th Place
Chicago, IL 60632

William E. Nielsen	Director	None	-0-
5400 Rio Grande Avenue	President and
Jacksonville, FL 32254	Chief Financial Officer

Lael E. Boren	Director	2,000	0.0%
1909 S Main Street
Upland, IN 46989

Martha R. Songer	Director	2,000	0.0%
1909 S. Main Street
Upland, IN 46989

International Baler Corporation	Stockholder	118,362[3]	2.3%
Profit Sharing Trust
5400 Rio Grande Avenue
Jacksonville, FL 32254

All Officers and Directors		4,189,991	80.1%
as a Group (4 persons)

[1]	Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.
[2]	Consists of 2,633,896 shares held directly and 1,413,733 shares owned by Avis Industrial Corporation.
[3]	Employees’ Profit Sharing Trust of which William Nielsen is Trustee.
[4]	Consists of 4,071,629 shares held directly and 118,362 shares held by International Baler Corporation Employee Profit Sharing Trust.

Changes In Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Leland E. Boren, shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no equipment sales to, or purchases from these companies in the fiscal years ending October 31, 2017 and 2016.

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

The Board of Directors has determined that three of the Company’s seven Directors, Ronald L. McDaniel, and John Martorana are independent as defined by the listing standards of the Nasdaq Stock Market Rules, Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by The GriggsGroup PA (dba Pivot CPAs) for the audit of the Company’s annual financial statements for the years ended October 31, 2017 and 2016:

Fee Category	2017	2016
Audit Fees	$58,750	$58,750
Audit-Related Fees	0	0
Tax Fees	10,000	10,000
All Other Fees	0	0
Total Fees	$68,750	$68,750

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

All of the 2017 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by Pivot CPAs is compatible with maintaining Pivot CPAs independence and has concluded that it is.

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

INTERNATIONAL BALER CORPORATION
(Registrant)

By:	/s/ William E. Nielsen
William E. Nielsen
Chief Executive Officer

Dated:	January 26, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. McDaniel	Director	January 26, 2018
Ronald L. McDaniel	Chairman of the Board

/s/ Lael Boren	Director	January 26, 2018
Lael E. Boren

/s/ Leland E. Boren	Director	January 26, 2018
Leland E. Boren

/s/ William E. Nielsen	Director	January 26, 2018
William E. Nielsen	Chief Executive Officer
Chief Financial Officer

/s/ John J. Martorana	Director	January 26, 2018
John J. Martorana

/s/ Martha R. Songer	Director	January 26, 2018
Martha R. Songer

INTERNATIONAL BALER CORPORATION

FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Baler Corporation

We have audited the accompanying balance sheets of International Baler Corporation as of October 31, 2017 and 2016 and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Baler Corporation as of October 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pivot, CPAs

Ponte Vedra Beach, Florida

January 26, 2018

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	October 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,541,767	$2,719,337
Certificates of deposit	—	310,463
Accounts receivable, net of allowance for doubtful accounts of $15,000 at October 31, 2017 and at October 31, 2016	909,784	881,997
Inventories	4,429,648	3,839,115
Prepaid expense and other current assets	105,935	155,961
Income taxes receivable	126,886	191,303
Total current assets	10,114,020	8,098,176

Property, plant and equipment, at cost:	3,960,510	3,930,058
Less: accumulated depreciation	2,637,818	2,449,231
Net property, plant and equipment	1,322,692	1,480,827
Other assets	—	1,256
Deferred income taxes	37,348	35,719
Total other assets	37,348	36,975
TOTAL ASSETS	$11,474,060	$9,615,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$765,019	$390,108
Accrued liabilities	355,016	276,717
Customer deposits	1,480,836	149,324
Total current liabilities	2,600,871	816,149
Total liabilities	2,600,871	816,149

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,875 shares issued at October 31, 2017 and October 31, 2016	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	3,070,613	2,997,253
	9,554,599	9,481,239
Less: Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	8,873,189	8,799,829
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,474,060	$9,615,978

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2017 AND 2016

	2017	2016
Net sales:
Equipment	$7,856,922	$8,832,362
Parts and service	2,638,019	2,818,226
Total net sales	10,494,941	11,650,588
Cost of sales	9,241,435	10,047,312
Gross profit	1,253,506	1,603,276

Operating expense:
Selling expense	448,292	721,490
Administrative expense	693,510	914,412
Total operating expense	1,141,802	1,635,902
Operating income (loss)	111,704	(32,626)

Other income (expense):
Interest income	5,198	10,038
Interest expense	—	(514)
Total other income (expense)	5,198	9,524

Income (loss) before income taxes	116,902	(23,102)
Income tax provision (benefit)	43,542	(113,512)
Net income	$73,360	$90,410

Income (loss) per share, basic and diluted	$0.01	$0.02
Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2017 AND 2016

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2015	6,429,875	$64,299	$6,419,687	$2,906,843	1,245,980	$(681,410)	$8,709,419
Net Income	—	—	—	90,410	—	—	90,410
Balance at October 31, 2016	6,429,875	64,299	6,419,687	2,997,253	1,245,980	(681,410)	8,799,829
Net Income	—	—	—	73,360	—	—	73,360
Balance at October 31, 2017	6,429,875	$64,299	$6,419,687	$3,070,613	1,245,980	$(681,410)	$8,873,189

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2017 AND 2016

	2017	2016
Cash flow from operating activities:
Net income	$73,360	$90,410
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	188,587	180,025
Deferred income tax	(1,629)	19,463
Changes in operating assets and liabilities:
Accounts receivable	(27,787)	336,992
Inventories	(590,533)	32,052
Prepaid expenses and other assets	51,282	(54,351)
Income taxes receivable	64,417	(191,303)
Accounts payable	374,911	(72,892)
Accrued liabilities	78,299	(628,081)
Customer deposits	1,331,512	(803,733)
Net cash provided by (used in) operating activities	1,542,419	(1,091,418)

Cash flows from investing activities:
Purchases of property and equipment	(30,452)	(478,195)
Redemptions of certificates of deposit	310,463	652,791
Net cash provided by investing activities	280,011	174,596

Cash flows from financing activities
Payments on notes payable	—	(29,060)
Net cash used in financing activities	—	(29,060)

Net increase (decrease) in cash and cash equivalents	1,822,430	(945,882)

Cash and cash equivalents at beginning of year	2,719,337	3,665,219
Cash and cash equivalents at end of year	$4,541,767	$2,719,337

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$—	$514
Income taxes	20,000	392,400

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION

Notes to Financial Statements

October 31, 2017 and 2016

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

October 31, 2017 and 2016

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

INTERNATIONAL BALER CORPORATION

Notes to Financial Statements

October 31, 2017 and 2016

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

Following is a tabular reconciliation of the changes in the warranty accrual:

	2017	2016
Beginning balance	$65,000	$70,000
Warranty service provided	(236,314)	(233,117)
New product warranties	235,708	176,647
Changes to pre-existing warranty accruals	5,606	51,470
Ending balance	$70,000	$65,000

(i) Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. There were no stock options outstanding for the years ended October 31, 2017 and 2016, respectively.

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

INTERNATIONAL BALER CORPORATION

Notes to Financial Statements

October 31, 2017 and 2016

(3) Related Party Transactions

Leland E. Boren, a shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate independent of each other. The Company had no equipment sales to, or purchases from these companies in the years ending October 31, 2017 and 2016.

(4) Inventories

Inventories consisted of the following:	2017	2016
Raw materials	$2,287,901	$1,813,545
Work in process	1,966,519	1,291,729
Finished goods	175,228	733,841
	$4,429,648	$3,839,115

(5) Property, Plant, and Equipment

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

	2017	2016
Land	$82,304	$82,304
Building and improvements	1,225,189	1,225,189
Machinery and equipment	2,456,564	2,332,616
Vehicles	150,975	150,975
Construction In progress	45,478	138,974
	3,960,510	3,930,058
Less accumulated depreciation	2,637,818	2,449,231
	$1,322,692	$1,480,827

Depreciation expense was $188,587 and $180,025 during the years ended October 31, 2017 and 2016, respectively.

INTERNATIONAL BALER CORPORATION

Notes to Financial Statements

October 31, 2017 and 2016

(6) Debt

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2017. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2018. The line of credit had no outstanding balance at October 31, 2017 and at October 31, 2016.

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

The Company had outstanding commitments relating to standby letters of credit for performance and warranty guarantees of approximately $310,000 at October 31, 2016. These letters of credit are collateralized by certificates of deposit which have expiration dates which coincide with the expiration dates of the letters of credit. The Company had no certificates of deposit maturing in one year or more at October 31, 2016.

INTERNATIONAL BALER CORPORATION

Notes to Financial Statements

October 31, 2017 and 2016

(8) Income Taxes

Income tax provision attributable to income from continuing operations consists of:

	2017	2016
Current income tax (benefit) provision:
Federal	$41,245	$(117,969)
State	3,926	(15,007)
	45,171	(132,975)
Deferred income tax (benefit) provision:
Federal	(1,491)	17,810
State	(138)	1,654
	(1,629)	19,464
Income tax (benefit) provision	$43,542	$(113,512)

The differences between income taxes as provided at the federal statutory tax rate of 34% and the Company’s actual income taxes are as follows:

	2017	2016
Expected federal income tax expense at Statutory rate	$39,747	$(7,855)
State income tax expense, net of federal income tax effect	2,441	(52)
Other – meals and entertainment	1,354	6,988
DPAD adjustments	—	(112,594)
Income tax provision	$43,542	$113,512

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. As of October 31, 2017 and 2016, the net deferred tax assets were $37,348 and $35,719, respectively. The Company determined it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets of October 31, 2017 and 2016 and no valuation allowance is deemed necessary. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

During 2016, the Company was eligible for the domestic production activities deduction (DPAD) and subsequently claimed the deduction. The Company also amended the tax returns for 2012 and 2013, resulting in a refund and adjustment to the tax provision of approximately $112,000 for the year ended October 31, 2016.

INTERNATIONAL BALER CORPORATION

Notes to Financial Statements

October 31, 2017 and 2016

The significant components of the net deferred income taxes at October 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets
Inventory reserve	$84,646	$70,238
Other reserves and allowances	54,516	111,510
Capitalized inventory costs	76,988	55,523
Total deferred tax assets	216,150	237,271

Deferred tax liabilities
Property, plant and equipment	178,802	201,552
Net deferred income taxes	$37,348	$35,719

For the years ended October 31, 2017 and 2016, the Company did not have any unrecognized tax benefits or obligations as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended October 31, 2013 through October 31, 2017, the tax years which remain subject to examination by tax jurisdictions as of October 31, 2017.

The Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into United States tax law on December 22, 2017. The Act makes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, and changes in business-related exclusions, and deductions and credits. Preliminarily, the Company expects a significant reduction in the effective income tax rate and a reduction of net deferred income tax assets of approximately $10,000 as a result of the income tax rate reduction, with such changes being included in the Company’s financial statements beginning in the three months ending January 31, 2018.

(9) Employee Benefit Plan

The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan during the years ended October 31, 2017 and 2016.

(10) Business and Credit Concentrations

Export sales were approximately 19% and 8% of net sales for the years ended October 31, 2017 and 2016, respectively. The principal international markets served by the Company, include Canada, China, Mexico, United Kingdom, India, Korea, Japan, Russia, Saudi Arabia, Singapore, and Brazil. In fiscal 2017, three customers accounted for 17.9%, 11.4% and 8.0% of net sales, respectively, while in fiscal 2016, three customers accounted for 18.2%, 14.7% and 4.8% of net sales, respectively. Three customers accounted for 57.8%, 14.3%, and 6.6% respectively, of the Company’s accounts receivable at October 31, 2017 and three customers accounted for 21.1%, 16.3%, and 11.5%, respectively, of the Company accounts receivable at October 31, 2016.

The Company had cash deposits in banks of $4,041,767 above the FDIC insured limit of $250,000 per bank at October 31, 2017.

