Form 10-Q
period 2018-01-31
INTERNATIONAL BALER CORP
filed 2018-03-13
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2018

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at February 28, 2018.

1

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	January 31, 2018	October 31, 2017
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$5,105,854	$4,541,767
Accounts receivable, net of allowance for doubtful accounts of $15,000 at January 31, 2018 and at October 31, 2017	843,344	909,784
Inventories	3,410,592	4,429,648
Prepaid expense and other current assets	56,615	105,935
Income taxes receivable	—	126,886
Total current assets	9,416,405	10,114,020

Property, plant and equipment, at cost:	4,012,179	3,960,510
Less: accumulated depreciation	2,687,318	2,637,818
Net property, plant and equipment	1,324,861	1,322,692

Other assets
Deferred income taxes	26,975	37,348
Total other assets	26,975	37,348
TOTAL ASSETS	$10,768,241	$11,474,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$540,005	$765,019
Accrued liabilities	542,559	355,016
Customer deposits	613,799	1,480,836
Total current liabilities	1,696,363	2,600,871
Total liabilities	1,696,363	2,600,871

Commitments and contingencies (Note 8)

Stockholders' equity:

Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,875 shares issued at January 31, 2018 and October 31, 2017	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	3,269,302	3,070,613
	9,753,288	9,554,599
Less: Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	9,071,878	8,873,189
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,768,241	$11,474,060

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2018 AND 2017
UNAUDITED

	2018	2017
Net sales:
Equipment	$3,257,910	$1,659,313
Parts and service	752,726	578,480
Total net sales	4,010,636	2,237,793

Cost of sales	3,441,873	2,008,495

Gross profit	568,763	229,298

Operating expense:
Selling expense	99,668	109,202
Administrative expense	164,379	181,816
Total operating expense	264,047	291,018

Operating income (loss)	304,716	(61,720)

Other income (expense):
Interest income	2,973	1,307
Total other income	2,973	1,307

Income (loss) before income taxes	307,689	(60,413)

Income tax provision (benefit)	109,000	(21,000)

Net income (loss)	$198,689	$(39,413)

Income (loss) per share, basic and diluted	$0.04	$(0.01)

Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2018
UNAUDITED

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2017	6,429,875	$64,299	$6,419,687	$3,070,613	1,245,980	$(681,410)	$8,873,189

Net income	—	—	—	198,689	—	—	198,689

Balance at January 31, 2018	6,429,875	$64,299	$6,419,687	$3,269,302	1,245,980	$(681,410)	$9,071,878

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2018 AND 2017
UNAUDITED

	2018	2017
Cash flow from operating activities:
Net income (loss)	$198,689	$(39,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,500	49,500
Deferred income taxes	10,373	(21,000)
Changes in operating assets and liabilities:
Accounts receivable	66,440	556,460
Inventories	1,019,056	159,650
Prepaid expenses and other assets	49,320	36,018
Income taxes receivable	126,886	—
Accounts payable	(225,014)	157,577
Accrued liabilities	187,543	(9,625)
Customer deposits	(867,037)	338,592
Net cash provided by operating activities	615,756	1,227,759

Cash flows from investing activities:
Purchase of property and equipment	(51,669)	(2,312)
Redemptions of (interest earned on) certificates of deposit	—	(585)
Net cash (used in) investing activities	(51,669)	(2,897)

Net increase in cash and cash equivalents	564,087	1,224,862

Cash and cash equivalents at beginning of period	4,541,767	2,719,337
Cash and cash equivalents at end of period	$5,105,854	$3,944,199

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

2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended January 31, 2018 are not necessarily indicative of the results that may be expected for the year ending October 31, 2018. The accompanying balance sheet as of October 31, 2017 was derived from the audited financial statements as of October 31, 2017. Accrued income taxes are presented as separate line items on the balance sheet due to the size of the balances in these accounts.

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

(b) Inventories:

Prior to 2017, the Company reported inventories at the lower of cost or market. Effective November 1, 2017, the Company began stating inventories prospectively at the lower of cost and net realizable value in accordance with Accounting Standards Update 2015-11 Simplifying the Measurement of Inventor. Generally, under the prior method, market was replacement cost, while net realizable value is based on the selling price of the inventory. This change had no significant effect on earnings during 2017. Cost is determined by a method that approximates the first-in, first-out method. Work in process and finished goods are valued based on underlying costs to manufacture balers which include direct materials, direct and indirect labor, and overhead. The Company reviews inventory for obsolescence on a regular basis.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

	2018	2017
Beginning balance	$70,000	$65,000
Warranty service provided	(33,604)	(28,392)
New product warranties	32,579	33,186
Changes to pre-existing warranty accruals	1,025	(4,794)
Ending balance	$70,000	$65,000

(e) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

(f) Recent Accounting Pronouncements:

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not believe this will have a significant impact on the financial statements, as contracts are generally not long term and balers are manufactured for individual orders and revenue recognized at time of shipment.

4. Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 75% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no equipment sales to, or purchases from, these companies for the three months ended January 31, 2018 or in fiscal year ended October 31, 2017.

5. Inventories:

Inventories consisted of the following:

	January 31, 2018	October 31, 2017
Raw materials	$2,026,422	$2,287,901
Work in process	1,111,070	1,966,519
Finished goods	273,100	175,228
	$3,410,592	$4,429,648

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2017. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2018. The line of credit had no outstanding balance at January 31, 2018 and at October 31, 2017.

7. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of January 31, 2018 and at October 31, 2017. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of January 31, 2018 and October 31, 2017, net deferred tax assets were $26,975 and $37,348, respectively.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

The Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into United States tax law on December 22, 2017. The Act makes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, and changes in business-related exclusions, and deductions and credits. As a result of the income tax rate reduction, the Company reduced net deferred income tax assets by approximately $10,000 included in the Company’s financial statements beginning in the three months ending January 31, 2018.

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

The company had outstanding commitments relating to a standby letter of credit for performance and warranty guarantees of approximately $310,000 at January 31, 2017 and none at January 31, 2018. This letter of credit was collateralized by a certificate of deposit which has an expiration date which coincides with the expiration date of the letter of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our unaudited financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended October 31, 2017, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations: Three Month Comparison

In the first quarter ended January 31, 2018, the Company had net sales of $4,010,636 compared to net sales of $2,237,793 in the first quarter of fiscal 2017. The increase in net sales was the result of higher shipments of auto-tie balers, nine in fiscal 2018, versus three in the first quarter of fiscal 2017.

The Company had net income of $198,689 in the first quarter of fiscal 2018, compared to a net loss of $39,413 in the first quarter of fiscal 2017. The higher net income was the result of the higher sales and gross profit, as well as lower selling and administrative expenses. The lower selling and administration expenses are the result of personnel reductions and are considered to be ongoing.

The sales order backlog was approximately $1,820,000 at January 31, 2018 and $2,145,000 at January 31, 2017.

Financial Condition and Liquidity:

Net working capital at January 31, 2018 was $7,720,042 as compared to $7,513,149 at October 31, 2017. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first three months of fiscal 2018 were 18.7 days, as compared to 25.0 days in the first three months of fiscal 2017. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 91.25).

During the three months ended January 31, 2018 and 2017, the Company made additions to plant and equipment of $51,669 and $2,312 respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2017. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2018. The line of credit had no outstanding balance at January 31, 2018 and at October 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer (CEO) / Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

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

Management, with the participation of the Company’s principal executive and principal financial officers, also assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2018. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO/CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc., (INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 4, 2015. The plaintiff is Star Insurance Company. The Company’s insurer has retained an attorney and has begun the discovery process. The Company believes its exposure is a range of $0 to $25,000, the amount of the Company’s deductible on its insurance policy. Accordingly, the Company accrued $10,000 during the quarter ended January 31, 2018.

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

ITEM 6. EXHIBITS

The following exhibits are submitted herewith:

Exhibit No.	Description
31	Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a–14(a)/15d-14(a).
32	Certification of William E. Nielsen, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

INTERNATIONAL BALER CORPORATION

By:	/s/ William E. Nielsen
William E. Nielsen
Chief Executive Oficer
Chief Financial Officer

