Form 10-Q
period 2018-04-30
INTERNATIONAL BALER CORP
filed 2018-06-14
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2018

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at May 31, 2018.

1

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	April 30, 2018 (Unaudited)	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,394,283	$4,541,767
Accounts receivable, net of allowance for doubtful accounts of $15,000 at April 30, 2018 and at October 31, 2017	598,710	909,784
Inventories	3,678,123	4,429,648
Prepaid expense and other current assets	279,059	105,935
Income taxes receivable	—	126,886
Total current assets	8,950,175	10,114,020

Property, plant and equipment, at cost:	4,043,954	3,960,510
Less: accumulated depreciation	2,734,818	2,637,818
Net property, plant and equipment	1,309,136	1,322,692

Other assets
Deferred income taxes	26,975	37,348
Total other assets	26,975	37,348
TOTAL ASSETS	$10,286,286	$11,474,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$535,525	$765,019
Accrued liabilities	249,986	355,016
Customer deposits	481,369	1,480,836
Total current liabilities	1,266,880	2,600,871
Total liabilities	1,266,880	2,600,871

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued at April 30, 2018 and October 31, 2017	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	3,216,830	3,070,613
	9,700,816	9,554,599
Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	9,019,406	8,873,189
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,286,286	$11,474,060

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2018 AND 2017
UNAUDITED

	Three Months		Six Months
	2018	2017	2018	2017
Net sales:
Equipment	$1,176,241	$2,009,054	$4,434,151	$3,668,367
Parts and service	786,391	656,667	1,539,117	1,235,147
Total net sales	1,962,632	2,665,721	5,973,268	4,903,514

Cost of sales	1,758,354	2,316,808	5,200,227	4,325,303
Gross profit	204,278	348,913	773,041	578,211

Operating expense:
Selling expense	115,866	113,756	215,534	222,958
Administrative expense	157,956	162,982	322,335	344,798
Total operating expense	273,822	276,738	537,869	567,756

Operating income (loss)	(69,544)	72,175	235,172	10,455

Other income (expense):
Interest income	1,072	1,444	4,045	2,751
Interest expense	—	—	—	—
Total other income	1,072	1,444	4,045	2,751

Income (loss) before income taxes	(68,472)	73,619	239,217	13,206

Income tax provision (benefit)	(16,000)	25,500	93,000	4,500
Net income (loss)	$(52,472)	$48,119	$146,217	$8,706

Income (loss) per share, basic and diluted	$(0.01)	$0.01	$0.03	$0.00

Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2018
UNAUDITED

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2017	6,429,875	$64,299	$6,419,687	$3,070,613	1,245,980	$(681,410)	$8,873,189
Net income	—	—	—	146,217	—	—	146,217
Balance at April 30, 2018	6,429,875	$64,299	$6,419,687	$3,216,830	1,245,980	$(681,410)	$9,019,406

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2018 AND 2017
UNAUDITED

	2018	2017
Cash flow from operating activities:
Net income	$146,217	$8,706
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	97,000	99,000
Deferred income taxes	10,373	—
Changes in operating assets and liabilities:
Accounts receivable	311,074	127,337
Inventories	751,525	92,876
Prepaid expenses and other assets	(173,124)	(60,675)
Income taxes receivable	126,886	47,583
Accounts payable	(229,494)	99,897
Accrued liabilities	(105,030)	(25,853)
Customer deposits	(999,467)	900,053
Net cash (used in) provided by operating activities	(64,040)	1,288,924

Cash flows from investing activities:
Purchase of property and equipment	(83,444)	(16,780)
Redemptions of (interest earned on) certificates of deposit	—	(1,172)
Net cash used in investing activities	(83,444)	(17,952)

Net (decrease) increase in cash and cash equivalents	(147,484)	1,270,972

Cash and cash equivalents at beginning of period	4,541,767	2,719,337

Cash and cash equivalents at end of period	$4,394,283	$3,990,309

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$—	$—
Income taxes	$125,000	$—

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

2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ending October 31, 2018. The accompanying balance sheet as of October 31, 2017 was derived from the audited financial statements as of October 31, 2017.

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

(b) Inventories:

Prior to the 2018 fiscal year, the Company reported inventories at the lower of cost or market. Effective November 1, 2017, the Company began stating inventories prospectively at the lower of cost and net realizable value in accordance with Accounting Standards Update 2015-11 Simplifying the Measurement of Inventory. Generally, under the prior method, market was replacement cost, while net realizable value is based on the selling price of the inventory. This change had no significant effect on earnings. Cost is determined by a method that approximates the first-in, first-out method. Work in process and finished goods are valued based on underlying costs to manufacture balers which include direct materials, direct and indirect labor, and overhead. The Company reviews inventory for obsolescence on a regular basis.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the six-month period ended April 30:

	2018	2017
Beginning balance	$70,000	$65,000
Warranty service provided	(60,491)	(103,829)
New product warranties	44,342	73,367
Changes to pre-existing warranty accruals	16,149	50,462
Ending balance	$70,000	$85,000

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company does not believe this will have a significant impact on the financial statements, as generally, contracts contain one distinct performance obligation and specifically state the performance obligation is the delivery of equipment in exchange for a stated consideration. Contracts are not long term and balers are manufactured for individual orders and revenue recognized at time of shipment.

4. Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 75% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company and Harris Waste Management Group, Inc., a competitor of the Company. These baler companies operate completely independent of each other. The Company had no equipment sales to, or purchases from, these companies for the six months ended April 30, 2018 or in fiscal year ended October 31, 2017.

5. Inventories:

Inventories consisted of the following:

	April 30, 2018	October 31, 2017
Raw materials	$2,102,953	$2,287,901
Work in process	1,266,070	1,966,519
Finished goods	309,100	175,228
	$3,678,123	$4,429,648

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2018. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2019. The line of credit had no outstanding balance at April 30, 2018 and at October 31, 2017.

7. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of April 30, 2018 and at October 31, 2017. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of April 30, 2018 and October 31, 2017, net deferred tax assets were $26,975 and $37,348, respectively.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

The Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into United States tax law on December 22, 2017. The Act made significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, and changes in business-related exclusions, and deductions and credits. As a result of the income tax rate reduction, the Company reduced net deferred income tax assets by approximately $10,000 during the first quarter ending January 31, 2018.

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

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc., (INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 4, 2015. The plaintiff is Star Insurance Company. The Company’s insurer has retained an attorney and has begun the discovery process. The Company believes its exposure is a range of $0 to $25,000, the amount of the Company’s deductible on its insurance policy. Accordingly, the Company accrued $25,000 during the six months ended April 30, 2018.

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

Results of Operations: Three Month Comparison

In the second quarter ended April 30, 2018, the Company had net sales of $1,962,632 compared to net sales of $2,665,721 in the second quarter of fiscal 2017. The lower sales was the result of lower equipment shipments in the second quarter of fiscal 2018, fifteen balers and conveyors in fiscal 2018 versus twenty-four in fiscal 2017. The lower shipments were the result of market conditions including lower prices for recycled materials.

The Company had a net loss of $52,472 in the second quarter of fiscal 2018, compared to net income of $48,119 in the second quarter of fiscal 2017. The lower income was the result of the lower shipments of balers and conveyors.

Results of Operations: Six Month Comparison

The Company had net sales of $5,973,268 in the first six months of fiscal 2018, compared to net sales of $4,903,514 in the same period of 2017. The higher net sales was primarily the result of higher sales of auto-tie balers, conveyors and parts in the first half of fiscal 2018.

The Company had net income of $146,217 in the first six months of fiscal 2018 compared net income of $8,706 in the same period of fiscal 2017. The higher net income was the result of the higher shipments previously mentioned and lower selling and administrative expenses. The lower selling expenses were due to lower advertising expenses, conventions and show expense partially offset by higher salary expenses. The lower administrative expenses were the result of lower salary expenses and insurance costs.

The sales order backlog was approximately $1,330,000 at April 30, 2018 and $2,990,000 at April 30, 2017.

Financial Condition and Liquidity:

Net working capital at April 30, 2018 was $7,683,295 as compared to $7,513,149 at October 31, 2017. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first six months of fiscal 2018 were 23.6 days, as compared to 25.2 days in the first six months of fiscal 2017. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 181).

During the six months ended April 30, 2018 and 2017, the Company made additions to plant and equipment of $83,444 and $16,780 respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2018. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2019. The line of credit had no outstanding balance at April 30, 2018 and at October 31, 2017.

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

Management, with the participation of the Company’s principal executive and principal financial officers, also assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO/CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc., (INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 4, 2015. The plaintiff is Star Insurance Company. The Company’s insurer has retained an attorney and has begun the discovery process. The Company believes its exposure is a range of $0 to $25,000, the amount of the Company’s deductible on its insurance policy. Accordingly, the Company accrued $25,000 during the six months ended April 30, 2018.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held on April 30, 2018.

(b) The first item voted on was the election of Directors. Ronald L. McDaniel was elected as a Class II Director of the Company whose term will expire in three (3) years at the annual meeting of stockholders to be held in 2021. The results of the voting was as follows:

(c)

	Votes
	For	Withheld
Ronald L. McDaniel	3,072,207	111,921

(d) The next item of business was the proposal to ratify the appointment of Pivot CPAs, formerly The GriggsGroup, CPAs, the independent registered public accounting firm of the Company, for the fiscal year ending October 31, 2018. The result of the voting was as follows:

(e)

4,929,817	Votes for the resolution
18,140	votes against, and
76,249	votes abstained.

A majority of the votes cast at the meeting have voted for the resolution, the resolution was duly passed. No other matters were voted on at the meeting.

ITEM 5. OTHER INFORMATON

None

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

INTERNATIONAL BALER CORPORATION

June 14, 2018	BY:	/s/ William E. Nielsen
William E. Nielsen
Chief Executive Officer
Chief Financial Officer

