Form 10-Q
period 2018-07-31
INTERNATIONAL BALER CORP
filed 2018-09-14
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2018

or

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

Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at August 31, 2018.

1

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	July 31, 2018	October 31, 2017
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$4,815,324	$4,541,767
Accounts receivable, net of allowance for doubtful accounts of $15,000 at July 31, 2018 and at October 31, 2017	423,749	909,784
Inventories	4,282,802	4,429,648
Prepaid expense and other current assets	225,959	105,935
Income taxes receivable	—	126,886
Total current assets	9,747,834	10,114,020

Property, plant and equipment, at cost:	4,052,323	3,960,510
Less: accumulated depreciation	2,778,318	2,637,818
Net property, plant and equipment	1,274,005	1,322,692

Other assets
Deferred income taxes	26,975	37,348
Total other assets	26,975	37,348

TOTAL ASSETS	$11,048,814	$11,474,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$545,945	$765,019
Accrued liabilities	309,112	355,016
Customer deposits	1,169,412	1,480,836
Total current liabilities	2,024,469	2,600,871
Total liabilities	2,024,469	2,600,871

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001,10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued at July 31, 2018 and October 31, 2017	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	3,221,769	3,070,613
	9,705,755	9,554,599
Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	9,024,345	8,873,189

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,048,814	$11,474,060

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2018 AND 2017
UNAUDITED

	Three Months		Nine Months
	2018	2017	2018	2017
Net sales:
Equipment	$1,388,022	$2,285,750	$5,822,173	$5,954,117
Parts and service	633,935	826,209	2,173,052	2,061,356
Total net sales	2,021,957	3,111,959	7,995,225	8,015,473

Cost of sales	1,721,277	2,695,557	6,921,504	7,020,860

Gross profit	300,680	416,402	1,073,721	994,613

Operating expense:
Selling expense	130,843	128,223	346,377	351,181
Administrative expense	164,381	164,624	486,716	509,422
Total operating expense	295,224	292,847	833,093	860,603

Operating income	5,456	123,555	240,628	134,010

Other income:
Interest income	983	1,579	5,028	4,330
Total other income	983	1,579	5,028	4,330

Income before income taxes	6,439	125,134	245,656	138,340

Income tax provision	1,500	44,000	94,500	48,500

Net income	$4,939	$81,134	$151,156	$89,840

Income per share, basic and diluted	$0.00	$0.02	$0.03	$0.02

Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2018
UNAUDITED

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2017	6,429,875	$64,299	$6,419,687	$3,070,613	1,245,980	$(681,410)	$8,873,189
Net income	—	—	—	151,156	—	—	151,156
Balance at July 31, 2018	6,429,875	$64,299	$6,419,687	$3,221,769	1,245,980	$(681,410)	$9,024,345

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2018 AND 2017
UNAUDITED

	2018	2017
Cash flow from operating activities:
Net income	$151,156	$89,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	140,500	148,500
Deferred income taxes	10,373	—
Changes in operating assets and liabilities:
Accounts receivable	486,035	(433,157)
Other receivable	—	(305,433)
Inventories	146,846	84,673
Prepaid expenses and other assets	(120,024)	(39,150)
Income taxes receivable	126,886	43,083
Accounts payable	(219,074)	645,499
Accrued liabilities	(45,904)	97,594
Customer deposits	(311,424)	424,382
Net cash provided by (used in) operating activities	365,370	755,831

Cash flows from investing activities:
Purchase of property and equipment	(91,813)	(16,826)
Withdrawals and redemptions of certificates of deposit	—	310,463
Net cash (used in) provided by investing activities	(91,813)	293,637

Net increase in cash and cash equivalents	273,557	1,049,468

Cash and cash equivalents at beginning of period	4,541,767	2,719,337

Cash and cash equivalents at end of period	$4,815,324	$3,768,805

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$—	$—
Income taxes	$125,000	$—

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

2. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended July 31, 2018 are not necessarily indicative of the results that may be expected for the year ending October 31, 2018. The accompanying balance sheet as of October 31, 2017 was derived from the audited financial statements as of October 31, 2017.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the nine-month period ended July 31:

	2018	2017
Beginning balance	$70,000	$65,000
Warranty service provided	(80,986)	(166,653)
New product warranties	61,192	119,082
Changes to pre-existing warranty accruals	19,794	67,571
Ending balance	$70,000	$85,000

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

4. Related Party Transactions:

Leland E. Boren, a stockholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company and Harris Waste Management Group, Inc., both competitors of the Company. These baler companies operate completely independent of each other. The Company had no purchases from these companies in the first nine months of fiscal 2018 or in the fiscal year ended October 31, 2017. The Company had no sales to The American Baler Company in the first nine months of fiscal 2018 or the fiscal year ended October 31, 2017. The Company sold four balers and one conveyor to Harris Waste Management for $238,377 in the first nine months of fiscal 2018 and had no sales to Harris Waste Management in the fiscal year ended October 31, 2017.

5. Inventories:

Inventories consisted of the following:

	July 31, 2018	October 31, 2017
Raw materials	$2,195,632	$2,287,901
Work in process	1,683,070	1,966,519
Finished goods	404,100	175,228
	$4,282,802	$4,429,648

6. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2018. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2019. The line of credit had no outstanding balance at July 31, 2018 and at October 31, 2017.

7. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of July 31, 2018 and at October 31, 2017. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of July 31, 2018 and October 31, 2017, net deferred tax assets were $26,975 and $37,348, respectively.

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

Results of Operations: Three Month Comparison

In the third quarter ended July 31, 2018, the Company had net sales of $2,021,957 compared to net sales of $3,111,959 in the third quarter of fiscal 2017. The lower sales was the result of lower equipment shipments in the third quarter of fiscal 2018, fifteen balers and conveyors in fiscal 2018 versus twenty-three in fiscal 2017. The lower shipments were the result of market conditions including lower prices for recycled materials.

The Company had net income of $4,939 in the third quarter of fiscal 2018, compared to net income of $81,134 in the third quarter of fiscal 2017. The lower income was the result of the lower shipments of balers and conveyors in the quarter.

Results of Operations: Nine Month Comparison

The Company had net sales of $7,995,225 in the first nine months of fiscal 2018, compared to net sales of $8,015,473 in the same period of 2017. The Company shipped fifty-six balers and conveyors at an average price of approximately $104,000 in the first nine months of fiscal 2018 compared to seventy-four balers and conveyors at an average price of approximately $80,000 in fiscal 2017. The market for balers has been trending toward larger equipment for several years and the Company expects this trend to continue.

The Company had net income of $151,156 in the first nine months of fiscal 2018 compared to net income of $89,840 in the same period of fiscal 2017. The higher net income was the result of slightly higher gross profit margins from higher parts sales and lower selling and administrative expenses. The lower selling expenses were due to lower advertising expenses, conventions and show expense partially offset by higher salary expenses. The lower administrative expenses were the result of lower salary expenses and insurance costs.

The sales order backlog was approximately $3,140,000 at July 31, 2018 and $3,190,000 at July 31, 2017.

Financial Condition and Liquidity:

Net working capital at July 31, 2018 was $7,723,365 as compared to $7,513,149 at October 31, 2017. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first nine months of fiscal 2018 were 22.8 days, as compared to 26.4 days in the first nine months of fiscal 2017. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 273).

During the nine months ended July 31, 2018 and 2017, the Company made additions to plant and equipment of $91,813 and $16,826 respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2018. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2019. The line of credit had no outstanding balance at July 31, 2018 and at October 31, 2017.

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

Management, with the participation of the Company’s principal executive and principal financial officers, also assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

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

INTERNATIONAL BALER CORPORATION

September 14, 2018	By:	/s/ William E. Nielsen
William E. Nielsen
Chief Executive Officer
Chief Financial Officer

Dated: Septem D Dated: September 12, 2018

