Form 10-K
period 2018-10-31
INTERNATIONAL BALER CORP
filed 2019-01-28
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2018

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

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (April 30, 2018 closing price $2.01) : $1,993,711

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (January 15, 2019): 5,183,895

1

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

General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 3,000 pounds and range in price from approximately $5,000 to $600,000. General purpose baler sales constituted approximately 61% and 58% of net sales for the fiscal years ended October 31, 2018 and 2017, respectively.

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

Specialty balers range in price from approximately $5,000 to $550,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 7% and 15% of net sales for the fiscal years ended October 31, 2018 and 2017, respectively.

Accessory Equipment

The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. This equipment includes conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. For 2018 and 2017, accessory equipment did not represent a significant percentage of net sales.

Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials, three (3) years for structural damage, and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately  27% and 25% of the Company’s net sales for fiscal 2018 and 2017, respectively.

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

IBC has a sales force of three (3) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately 45% of sales are made through manufacturer's representatives and dealers. Sales made through the Company’s dealers are generally discounted and sales are recorded net of the discount amount. Occasionally sales are made with a commission payment, selling expense, through a representative who is not a dealer.

The Company's general purpose balers are sold throughout the United States to such end users as waste producing retailers, manufacturing and fabricating plants, bulk material producers, and solid waste recycling facilities. Specialty balers are sold worldwide, including Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. During fiscal 2018, foreign sales amounted to $687,407 or approximately 6% of the Company’s net sales while in fiscal 2017, foreign sales amounted to $2,077,036, approximately 19% of the Company’s net sales. In fiscal 2018 and 2017, the Company had no significant sales to any one foreign country.

During fiscal 2018 and fiscal 2017, IBC had sales to more than 300 customers. In fiscal 2018, three customers accounted for 11.8%, 11.2% and 9.0% of total net sales, respectively, while in fiscal 2017, three customers accounted for 17.9%, 11.4% and 8.0% of net sales, respectively.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2018 were $2,300,000 and at October 31, 2017 were $3,450,000. The Company generally delivers its orders within four (4) months of the date booked.

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

Employees

As of October 31, 2018, the Company employed 57 full-time employees as follows: 4 in management and supervision: 9 in sales and service; 34 in manufacturing; 6 in engineering; and, 4 in administration.

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

Total legal fees expensed in fiscal 2018 and 2017 were $2,545 and $6,034, respectively.

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc.,(INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 15, 2015. The plaintiff is Star Insurance Company. The Company’s insurer has retained an attorney and has begun the discovery process. The Company believes its exposure is a range of $0 to $25,000, the amount of the Company’s deductible on its insurance policy. Accordingly, the Company accrued $25,000 during the six months ended April 30, 2018.

In December 2018 the Company discovered an employee theft of Company inventory. At the current time the Company has not fully determined the extent of the theft. Our estimate is that the value of the stolen items was between $100,000 and $200,000. The Company carries Crime Insurance which has an upper limit of $1,000,000 and a deductible of $25,000.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol IBAL. As of October 31, 2018, the number of shareholders of record of the Company's Common Stock was approximately 400, and management believes that there are approximately 500 beneficial owners of the Company’s common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2018 and 2017, are set forth below.

Fiscal Year Ended
October 31, 2018	High	Low
First Quarter	$2.09	$2.00
Second Quarter	2.10	2.00
Third Quarter	2.10	2.00
Fourth Quarter	2.10	1.75

Fiscal Year Ended
October 31, 2017	High	Low
First Quarter	$2.17	$2.04
Second Quarter	2.14	1.80
Third Quarter	2.05	1.85
Fourth Quarter	2.08	1.86

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

Recent Sales of Unregistered Securities

During the past two years ended October 31, 2018, the Company has not sold any unregistered securities.

Purchases of Equity Securities

During the fiscal year ended October 31, 2018, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

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

Results of Operations

For the fiscal year ending October 31, 2018, net sales were $11,113,982 compared to $10,494,941 in fiscal 2017, an increase of 5.9%. The increase in net sales was the result of higher shipments of auto-tie balers, twenty in fiscal 2018 versus eleven in fiscal 2017. These higher net sales were partially offset by lower two-ram baler sales, six in fiscal 2018 versus nine in fiscal 2017.

Gross profit was $1,561,674 in fiscal 2018 compared to $1,253,506 in the prior fiscal year due to higher shipments. The Company had net income of $310,229 in fiscal 2018 compared to net income of $73,360 in fiscal 2017.

The Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into United States tax law on December 22, 2017. The Act makes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, and changes in business-related exclusions, and deductions and credits. As a result,  the Company recorded a reduction of net deferred income tax assets of approximately $10,000 during the first quarter of our fiscal year ending October 31, 2018.

Liquidity and Capital Resources

The Company’s net working capital at October 31, 2018 was $7,851,219 as compared to $7,513,027 at October 31, 2017.

Average Days Sales Outstanding (DSO) in fiscal 2018 was 20.6 days as compared to 28.8 days in fiscal 2017. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by twelve, and dividing that result by the average day’s sales for the period (period sales ÷ 365).

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2018. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2019. The line of credit had no outstanding balance at October 31, 2018 and at October 31, 2017.

In fiscal 2018 the Company made additions of $131,643 to its buildings and manufacturing equipment, compared to additions of $30,452 in fiscal 2017. There are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

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

Warranty Allowance

The Company warranties its products for one (1) year from the date of sale as to materials, three (3) years for structural damage, and six (6) months as to labor, and offers a service plan for other required repairs and maintenance. The Company maintains an accrued liability for expected warranty claims. The warranty allowance considers warranty costs and requires management estimates of baler performance based on the quantity and type of balers currently under warranty and known potential warranty issues for these balers. Changes in the warranty estimate could impact operating results.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the deferred tax assets at October 31, 2018 and 2017 as management believes it will fully utilize them. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. There were no accruals for uncertain tax positions at October 31, 2018 or 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data commence on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including its CEO and CFO, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective due to the incident of employee theft reported in this 10-K, Part I Item 3.

Management considers the cause of this theft event a material weakness in its controls and procedures. In order to remediate this material weakness and further strengthen the controls surrounding inventory loss due to theft, management has initiated or enhanced the following procedures:

•	Segregation of duties to initiate purchase orders, receive inventory items, and make shipments will be strengthened.
•	Purchase orders and inventory receipts will be reviewed and approved by a purchasing manager.
•	Shipping records will be timely reviewed to verify that all shipments are being made to approved customers of the Company.
•	System access to adjust inventory records will be more strictly controlled.
•	Access to the Company’s physical inventory will be strengthened.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting was a result of not designing effective controls over purchasing and the access to physical inventory and certain inventory  records. Except for this material weakness, management has concluded that the financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the fiscal years ended October 31, 2018 and 2017.

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

Management, with the participation of the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2018. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that there was a material weakness surrounding the control of purchasing and access to certain Company inventory and inventory records and due to this material weakness the Company did not maintain effective internal control over financial reporting as of and for the year ended October 31, 2018. While the material weakness resulted in a loss due to theft, it did not result in any material misstatements to the Company’s financial statements or disclosures for any interim periods during, or for the fiscal year 2018 or 2017. Management has implemented the actions mentioned above to ensure the Company has effective controls and procedures.

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

(b) Changes in Internal Control over Financial Reporting

During the year ended October 31, 2018, except as described above there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 1, 2018 the Board of Directors of International Baler Corporation named Victor W. Biazis President and Chief Executive Officer of the Company. Mr. Nielsen remains the Chief Financial Officer of the Company.

On November 23, 2018, Lealand E. Boren, a Director of the Company, passed away. Mr. Boren’s estate is the largest shareholder of the Company.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The executive officers and directors of the Company are as follows:

Name	Age	Positions Held	Date of Initial Election or Designation
Victor W. Biazis 5400 Rio Grande Avenue Jacksonville, FL 32254	60	President and CHief Executive Officer	10/01/2018
Lael E. Boren 1909 S. Main Street Upland, IN 46989	50	Director	04/15/2011
Leland E. Boren 1909 S. Main Street Upland, IN 46989	95	Director	03/09/2005
Ronald L. McDaniel Western-Cullen-Hayes, Inc. Chairman of the Board 2700 West 36th Place Chicago, IL 60632	79	Director Chairman of the Board	05/16/2006
William E. Nielsen 5400 Rio Grande Ave. Chief Financial Officer 6/14/94 Jacksonville, FL 32254	71	Director Chief Financial Officer	11/20/1997 06/14/1994
John J. Martorana 5148 Hanover Lane Lakeland, FL 33817	68	Director	01/05/2009
Martha R. Songer 1909 S. Main Street Upland, IN 46989	62	Director	01/30/2012

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

During fiscal 2018 the Board of Directors met one time.

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

Background of Executive Officers and Directors

The following is a brief account of the experience, during the past five years, of each director and executive officer of the Company:

Victor W. Biazis is the President & CEO. He was appointed on Oct. 1, 2018. He has held various Senior Management and Executive roles in his career. He was with H.B. Fuller from 1981 to 2005, a Global Adhesive Supplier based in St. Paul, MN. From 2000 to 2005, he was a General Manager for the North America Packaging Adhesive Business Unit of H.B. Fuller. He then moved on and served as the President and Regional CEO for Wisdom Adhesives Global Group, based in Elgin, IL, from 2006 to 2011. Most recently, from 2011 to 2018, Mr. Biazis, was President and CEO of Coastal Industrial Products. Mr. Biazis received a Bachelor Degree in Political Science from Southeastern Louisiana University in 1981.

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

William E. Nielsen joined the Company in June 1994 as its Chief Financial Officer. He was elected President and Chief Executive Officer on January 10, 2017. Prior to joining the Company, acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993, he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a BBA in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

In fiscal 2018, none of the Company’s officers, directors, and beneficial owners of more than ten percent of the company’s common stock were delinquent in filing one of their Form 3, 4, and 5 reports.

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

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2018 and 2017:

SUMMARY COMPENSATION TABLE

Annual Compensation Long Term Awards

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	NUMBER OF OPTIONS	ALL OTHER COMPENSATION	TOTAL COMPENSATION
Victor W. Biazis President & CEO	2018	8,500	0	0	0	0	8,500
William E Nielsen Chief Financial Officer	2018 2017	120,000 120,000	0 0	0 0	0 0	0 0	120,000 120,000

Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested (#) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
None

None of the Company’s other Executive Officers earned compensation in fiscal 2018 and 2017 in excess of $100,000 for services rendered to the Company in any capacity.

Option Grants and Exercises in Last Fiscal Year

No options were granted during fiscal 2018 to the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for fiscal 2018.

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

Director Compensation for Fiscal 2018
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald L. McDaniel	6,000	0	0	0	0	0	6,000
Lael E. Boren	6,000	0	0	0	0	0	6,000
Leland Boren	6,000	0	0	0	0	0	6,000
John J. Martorana	6,000	0	0	0	0	0	6,000
Martha R. Songer	6,000	0	0	0	0	0	6,000

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

Compensation Committee Report

The Compensation Committee reviews with management the Compensation Discussion & Analysis section of the Company’s 2018 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for 2018 and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

The Compensation Committee

Ronald L. McDaniel

John J. Martorana

Lael E. Boren

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2018 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2018 with these computations based on 5,183,895 shares of common stock being outstanding at that time.

NAME AND ADDRESS OF BENEFICIAL	TITLE HELD	AMOUNT OF BENEFICIAL OWNERSHIP[1]	APPROXIMATE PERCENT OF CLASS
Victor W. Biazis 5400 Rio Grande Avenue Jacksonville, Florida 32254	President and CHief Executive Officer	None	0
Leland E. Boren Estate 1909 S. Main Street Upland, IN 46989	Director	4,205,158[2]	81.1%
John Martorana 5148 Hanover Lane Lakeland, FL 33817	Director	20,000	0.4%
Ronald L. McDaniel Western-Cullen-Hayes, Inc. 2700 W. 36th Place Chicago, IL 60632	Director	None	0
William E. Nielsen 5400 Rio Grande Avenue Jacksonville, FL 32254	Director Chief Financial Officer	None	0
Lael E. Boren 1909 S Main Street Upland, IN 46989	Director	2,000	0.0%
Martha R. Songer 1909 S. Main Street Upland, IN 46989	Director	2,000	0.0%
International Baler Corporation Profit Sharing Trust 5400 Rio Grande Avenue Jacksonville, FL 32254	Stockholder	118,362[3]	2.3%
All Officers and Directors as a Group (4 persons)		4,347,520[4]	83.9%

1 Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.

2 Consists of 2,633,896 shares held by the Estate of Leland E. Boren and 1,571,262 shares owned by Avis Industrial Corporation.

3 Employees’ Profit Sharing Trust of which William Nielsen is Trustee.

4 Consists of 4,229,158 shares held directly and 118,362 shares held by International Baler Corporation Employee Profit Sharing Trust.

Changes In Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Leland E. Boren, shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no purchases from these companies in the fiscal years ended October 31, 2018 and 2017.The Company had no sales to The American Baler Company in fiscal years ended October 31, 2018 and 2017.The Company sold five closed door horizontal balers and one conveyor to Harris Waste Management for $295,032 in fiscal 2018 and had no sales to Harris Waste Management in the fiscal year ended October 31, 2017.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by The Griggs Group PA (dba Pivot CPAs) for the audit of the Company’s annual financial statements for the years ended October 31, 2018 and 2017:

Fee Category	2018	2017
Audit Fees	$59,400	$58,750
Audit-Related Fees	0	0
Tax Fees	10,000	10,000
All Other Fees	0	0
Total Fees	$69,400	$68,750

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

All of the 2018 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by Pivot CPAs is compatible with maintaining Pivot CPAs’ independence and has concluded that it is.

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

INTERNATIONAL BALER CORPORATION
(Registrant)

By:	/s/ Victor W. Biazis
Victor W. Biazis
Chief Executive Officer

Dated:	January 28, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. McDaniel	Director	January 28, 2019
Ronald L. McDaniel	Chairman of the Board

/s/ Lael Boren	Director	January 28, 2019
Lael E. Boren

/s/ William E. Nielsen	Director	January 28, 2019
William E. Nielsen	Chief Financial Officer

/s/ John J. Martorana	Director	January 28, 2019
John J. Martorana

/s/ Martha R. Songer	Director	January 28, 2019
Martha R. Songer

INTERNATIONAL BALER CORPORATION

FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

(With Report of Independent Registered Public Accounting Firm Thereon)

F-1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Baler Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of International Baler Corporation (the “Company”) as of October 31, 2018 and 2017 and the related statements of income, stockholders’ equity, and cash flows for the years then ended and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pivot CPAs

We have served as the Company's auditor since 2011

Ponte Vedra Beach, Florida

January 28, 2019

F-2

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	October 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,733,510	$4,541,767
Accounts receivable, net of allowance for doubtful accounts of $15,000 at October 31, 2018 and at October 31, 2017	556,666	909,784
Inventories	4,257,085	4,429,648
Prepaid expense and other current assets	166,604	105,935
Income taxes receivable	—	126,886
Total current assets	9,713,865	10,114,020
Property, plant and equipment, at cost:	4,092,153	3,960,510
Less: accumulated depreciation	2,821,448	2,637,818
Net property, plant and equipment	1,270,705	1,322,692
Other assets
Deferred income taxes	61,494	37,348
Total other assets	61,494	37,348
TOTAL ASSETS	$11,046,064	$11,474,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$581,651	$765,019
Accrued liabilities	386,416	355,016
Customer deposits	894,579	1,480,836
Total current liabilities	1,862,646	2,600,871
Total liabilities	1,862,646	2,600,871

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,875 shares issued at October 31, 2018 and October 31, 2017	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	3,380,842	3,070,613
	9,864,828	9,554,599
Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	9,183,418	8,873,189
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,046,064	$11,474,060

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2018 AND 2017

	2018	2017
Net sales:
Equipment	$8,081,671	$7,856,922
Parts and service	3,032,311	2,638,019
Total net sales	11,113,982	10,494,941

Cost of sales	9,552,308	9,241,435
Gross profit	1,561,674	1,253,506

Operating expense:
Selling expense	470,084	448,292
Administrative expense	683,886	693,510
Total operating expense	1,153,970	1,141,802
Operating income	407,704	111,704

Other income:
Interest income	6,105	5,198
Total other income	6,105	5,198

Income before income taxes	413,809	116,902
Income tax provision	103,580	43,542
Net income	$310,229	$73,360

Income per share, basic and diluted	$0.06	$0.01
Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2018 AND 2017

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2016	6,429,875	$64,299	$6,419,687	$2,997,253	1,245,980	$(681,410)	$8,799,829
Net Income	—	—	—	73,360	—	—	73,360
Balance at October 31, 2017	6,429,875	64,299	6,419,687	3,070,613	1,245,980	(681,410)	8,873,189
Net Income	—	—	—	310,229	—	—	310,229
Balance at October 31, 2018	6,429,875	$64,299	$6,419,687	$3,380,842	1,245,980	$(681,410)	$9,183,418

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2018 AND 2017

	2018	2017
Cash flow from operating activities:
Net income	$310,229	$73,360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	183,630	188,587
Deferred income tax	(24,146)	(1,629)
Changes in operating assets and liabilities:
Accounts receivable	353,118	(27,787)
Inventories	172,563	(590,533)
Prepaid expenses and other assets	(60,669)	51,282
Income taxes receivable	126,886	64,417
Accounts payable	(183,368)	374,911
Accrued liabilities	31,400	78,299
Customer deposits	(586,257)	1,331,512
Net cash provided by operating activities	323,386	1,542,419
Cash flows from investing activities:
Purchases of property and equipment	(131,643)	(30,452)
Redemptions of certificates of deposit	-	310,463
Net cash (used in) provided by investing activities	(131,643)	280,011

Net increase in cash and cash equivalents	191,743	1,822,430

Cash and cash equivalents at beginning of year	4,541,767	2,719,337
Cash and cash equivalents at end of year	$4,733,510	$4,541,767

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$-	$-
Income taxes	145,000	20,000

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2018 and 2017

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
October 31, 2018 and 2017

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

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the amounts rely upon the determination of the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law and expiration of statutes of limitations, effectively settled issues under audit, and audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

(g) Revenue Recognition

The Company recognizes revenue when finished products and/or parts are shipped and the customer   takes ownership and assumes the risk of loss. Revenue from installation services is recognized on completion of the service. The Company recognizes revenue from repair services in the period in which the service is provided. The Company has not sold or leased equipment on any extended contract basis and has no plans to do so.

Revenues from product sales are recognized when ownership is transferred to the customer, which includes not only the passage of title, but also the transfer of the risk of loss related to the product. At this point, the sales price is fixed and determinable, and we are reasonably assured of the collectibility of the accounts receivable. The majority of our sales are shipped FOB shipping point and revenue is therefore recognized when the goods are shipped to the customer. For sales that are shipped FOB destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue and the related costs are included in cost of goods sold. Revenues are reported on a net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. Sales tax collected from customers and remitted to various government agencies are presented on a net basis (excluded from revenues) in the statements of income.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2018 and 2017

(h) Warranties and Service

The Company typically warrants its products for one (1) year from the date of sale as to materials, three (3) years for structural damage, and six (6) months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at the Company’s Jacksonville, Florida, facility, by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. The Company maintains an accrued liability for expected warranty claims. The warranty accrual is based on historical warranty costs, the quantity and type of balers currently under warranty, and known warranty issues.

Following is a tabular reconciliation of the changes in the warranty accrual:

	2018	2017
Beginning balance	$70,000	$65,000
Warranty service provided	(102,359)	(236,314)
New product warranties	80,817	235,708
Changes to pre-existing warranty accruals	31,542	5,606
Ending balance	$80,000	$70,000

(i) Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. There were no stock options outstanding for the years ended October 31, 2018 and 2017, respectively.

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

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2018 and 2017

(l) Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements :

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory, ("ASU 2015-11").  This guidance requires an entity to measure inventory at the lower of cost and net realizable value. Previously, we measured inventory at the lower of cost or market. ASU 2015-11 replaces market with net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.   ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years. ASU 2015-11 was adopted in our fiscal year beginning November 1, 2017. The adoption of this standard did not have a material impact on our financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendment to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), ("ASU-2015-05"). ASU 2018-05 amends certain Securities and Exchange Commission (“SEC”) guidance under Topic 740 related to the Tax Cuts and Jobs Act of 2017. It also adds guidance to the FASB Accounting Standards Codification that answers questions regarding how certain income tax effects from the Tax Cuts and Jobs Act of 2017 should be applied to companies’ financial statements. The guidance lists which financial statement disclosures are required under a measurement period approach. ASU 2018-05 was effective immediately and we have made the disclosures required by ASU 2018-05 in Note 8 —Income Taxes.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is permitted only for annual reporting periods beginning after December 15, 2016. ASU 2014-09 will therefore be effective in our fiscal year beginning November 1, 2018. We have evaluated the new standard against our existing accounting policies and practices, including reviewing standard purchase orders, invoices, shipping terms, and reviewing contracts with customers. We expect that revenue for our primary revenue streams will be recognized at the point in time which is similar to how it is currently. We have not identified any information that would indicate that the new guidance will have a material impact on our financial statements. While we are substantially complete with the process of evaluating the impacts that will result from the new guidance, our assessment will be finalized during our first quarter of fiscal year 2019. We expect to have enhanced disclosures related to disaggregation of revenue sources and accounting policies beginning fiscal year 2019. Additionally, we will have changes to our balance sheets that may include presentation of allowances for sales incentive programs, discounts, markdowns, chargebacks, and returns as accrued liabilities rather than as a reduction to accounts receivable, and the presentation of estimated cost of inventory associated with the allowance for sales returns within other current assets rather than as a component of inventory. We will adopt the new standard in the first quarter of 2019 using the modified retrospective transition method.

In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. All leases will be required to be recorded on the balance sheet with the exception of short-term leases. Early application is permitted. The guidance must be adopted using a modified retrospective transition method.  ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. ASU 2016-02 will therefore be effective in our fiscal year beginning November 1, 2019. We are evaluating the effect that ASU 2016-02 will have on our financial statements and related disclosures, however, we do not expect it to be material as we are not party to a significant number of leases. The Company has not yet selected a transition method.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2018 and 2017

(3) Related Party Transactions

Leland E. Boren, a shareholder and director of the Company, is the owner of Avis Industrial Corporation (Avis). Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate independent of each other. The Company had no purchases from these companies in the fiscal years ended October 31,2018 and 2017. The Company had no sales to The American Baler Company in the fiscal years ended October 31, 2018 and 2017. The Company sold five closed door horizontal balers and one conveyor to Harris Waste Management for $295,032 in fiscal 2018 and had no sales to Harris Waste Management in the fiscal year ended October 31, 2017.

(4) Inventories

Inventories consisted of the following:	2018	2017
Raw materials	$1,901,707	$2,287,901
Work in process	2,166,663	1,966,519
Finished goods	188,715	175,228
	$4,257,085	$4,429,648

(5) Property, Plant, and Equipment

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

	2018	2017
Land	$82,304	$82,304
Building and improvements	1,300,282	1,225,189
Machinery and equipment	2,528,540	2,456,564
Vehicles	174,764	150,975
Construction In progress	6,263	45,478
	4,092,153	3,930,058
Less accumulated depreciation	2,821,448	2,637,818
	$1,270,705	$1,322,692

Depreciation expense was $183,630 and $188,587 during the years ended October 31, 2018 and 2017, respectively.

(6) Debt

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2018. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2019. The line of credit had no outstanding balance at October 31, 2018 and at October 31, 2017.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2018 and 2017

(7) Commitments and Contingencies

The Company in the ordinary course of business, is subject to claims and from time to time is named as a defendant in legal proceedings relating to the operations of its business, including the sale of its products. The Company believes that the reserves reflected in its financial statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc.,(INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 4, 2015. The plaintiff is Star Insurance Company. The Company’s insurer has retained an attorney and has begun the discovery process. The Company believes its exposure is $25,000, the amount of the Company’s deductible on its insurance policy. Accordingly, the Company accrued $25,000 during the six months ended April 30, 2018.

In December 2018 the Company discovered an employee theft of Company property. At the date of this report the Company has not fully determined the extent of the theft. Our estimate is that the value of the stolen items was between $100,000 and $200,000. Since the Company conducts a physical inventory at the end of each fiscal year, any losses incurred for the fiscal year ended October 31, 2018 would have been reflected in the operating results of the Company for that fiscal year. The Company carries Crime Insurance which has an upper limit of $1,000,000 and a deductible of $25,000.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2018 and 2017

(8) Income Taxes

Income tax provision attributable to income from continuing operations consists of:

	2018	2017
Current income tax (benefit) provision:
Federal	$112,510	$41,245
State	15,217	3,926
	127,727	45,171
Deferred income tax (benefit) provision:
Federal	(21,270)	(1,491)
State	(2,877)	(138)
	(24,147)	(1,629)
Income tax (benefit) provision	$103,580	$43,542

The differences between income taxes as provided at the federal statutory tax rate of 34% and 21% and the Company’s actual income taxes are as follows:

	2018	2017
Expected federal income tax expense at Statutory rate	$96,582	$39,747
State income tax expense, net of federa income tax effect	9,981	2,441
Non-deductible items and perm. differences	9,511	1,354
DPAD adjustments/R&D credit	(12,494)	—
Income tax provision	$103,580	$43,542

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. As of October 31, 2018 and 2017, the net deferred tax assets were $61,494 and $37,348 respectively. The Company determined it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets of October 31, 2018 and 2017 and no valuation allowance is deemed necessary. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2018 and 2017

The significant components of the net deferred income taxes at October 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets
Inventory reserve	$69,081	$84,646
Other reserves and allowances	65,538	54,516
Capitalized inventory costs	49,777	76,988
Total deferred tax assets	184,396	216,150
Deferred tax liabilities
Property, plant and equipment	122,898	178,802
Net deferred income taxes	$61,494	$37,348

For the years ended October 31, 2018 and 2017, the Company did not have any unrecognized tax benefits or obligations as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended October 31, 2014 through October 31, 2018, the tax years which remain subject to examination by tax jurisdictions as of October 31, 2018.

The Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into United States tax law on December 22, 2017. The Act makes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, and changes in business-related exclusions, and deductions and credits. As a result, the Company recorded a reduction of net deferred income tax assets of approximately $10,000 during the first quarter of our fiscal year ending October 31, 2018.

(9) Employee Benefit Plan

The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan during the years ended October 31, 2018 and 2017.

(10) Business and Credit Concentrations

Export sales were approximately 6% and 19% of net sales for the years ended October 31, 2018 and 2017, respectively. The principal international markets served by the Company, include Canada, China, Mexico, United Kingdom, India, Korea, Japan, Russia, Saudi Arabia, Singapore, and Brazil. In fiscal 2018, three customers accounted for 11.8%, 11.2% and 9.0% of net sales, respectively, while in fiscal 2017, three customers accounted for 17.9%, 11.4% and 8.0% of net sales, respectively. Three customers accounted for 30.0%, 15.6%, and 7.5% respectively, of the Company’s accounts receivable at October 31, 2018 and three customers accounted for 57.8%, 14.3%, and 6.6%, respectively, of the Company accounts receivable at October 31, 2017.

The Company had cash deposits in banks of $4,239,625 above the FDIC insured limit of $250,000 per bank at October 31, 2018.

