Form 10-Q
period 2019-01-31
INTERNATIONAL BALER CORP
filed 2019-03-18
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2019

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes ☐  No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at March 13, 2019.

1

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS

	January 31, 2019 Unaudited	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,254,874	$4,733,510
Accounts receivable, net of allowance for doubtful accounts of $15,000 at January 31, 2019 and at October 31, 2018	486,036	556,666
Inventories	4,309,566	4,257,085
Prepaid expense and other current assets	96,955	166,604
Total current assets	9,147,431	9,713,865
Property, plant and equipment, at cost:	4,238,931	4,092,153
Less: accumulated depreciation	2,872,448	2,821,448
Net property, plant and equipment	1,366,483	1,270,705

Other assets
Deferred income taxes	61,494	61,494
Total other assets	61,494	61,494
TOTAL ASSETS	$10,575,408	$11,046,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$381,274	$581,651
Accrued liabilities	250,546	386,416
Customer deposits	778,958	894,579
Total current liabilities	1,410,778	1,862,646
Total liabilities	1,410,778	1,862,646
Commitments and contingencies (Note 9)
Stockholders' equity:

Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued at January 31, 2019 and October 31, 2018	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	3,362,054	3,380,842
	9,846,040	9,864,828
Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	9,164,630	9,183,418
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,575,408	$11,046,064

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018
UNAUDITED

	2019	2018
Net sales:
Equipment	$1,659,224	$3,257,910
Parts and service	810,032	752,726
Total net sales	2,469,256	4,010,636
Cost of sales	2,183,557	3,441,873
Gross profit	285,699	568,763
Operating expense:
Selling expense	110,811	99,668
Administrative expense	200,597	164,379
Total operating expense	311,408	264,047
Operating income (loss)	(25,709)	304,716
Other income (expense):
Interest income	921	2,973
Total other income	921	2,973
Income (loss) before income taxes	(24,788)	307,689
Income tax provision (benefit)	(6,000)	109,000
Net income (loss)	$(18,788)	$198,689
Income (loss) per share, basic and diluted	$—	$0.04
Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2019
UNAUDITED

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2018	6,429,875	$64,299	$6,419,687	$3,380,842	1,245,980	$(681,410)	$9,183,418
Net income	—	—	—	(18,788)	—	—	(18,788)
Balance at January 31, 2019	6,429,875	$64,299	$6,419,687	$3,362,054	1,245,980	$(681,410)	$9,164,630

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018
UNAUDITED

	2019	2018
Cash flow from operating activities:
Net (loss) income	$(18,788)	$198,689
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	51,000	49,500
Deferred income taxes	—	10,373
Changes in operating assets and liabilities:
Accounts receivable	70,630	66,440
Inventories	(52,481)	1,019,056
Prepaid expenses and other assets	69,649	49,320
Income taxes receivable	—	126,886
Accounts payable	(200,377)	(225,014)
Accrued liabilities	(135,870)	187,543
Customer deposits	(115,621)	(867,037)
Net cash (used in) provided by operating activities	(331,858)	615,756

Cash flows from investing activities:
Purchase of property and equipment	(146,778)	(51,669)
Redemptions of (interest earned on) certificates of deposit	—	—
Net cash used in investing activities	(146,778)	(51,669)
Net (decrease) increase in cash and cash equivalents	(478,636)	564,087
Cash and cash equivalents at beginning of period	4,733,510	4,541,767
Cash and cash equivalents at end of period	$4,254,874	$5,105,854

See accompanying notes to financial statements.

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

2. Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended January 31, 2019 are not necessarily indicative of the results that may be expected for the year ending October 31, 2019. The accompanying balance sheet as of October 31, 2018 was derived from the audited financial statements as of October 31, 2018.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2018.

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

(b) Inventories:

Inventories are stated at the lower of cost and net realizable value. Cost is determined by a method that approximates the first-in, first-out method. Work in process and finished goods are valued based on underlying costs to manufacture balers which include direct materials, direct and indirect labor, and overhead. The Company reviews inventory for obsolescence on a regular basis.

(c) Warranties and Service:

The Company typically warrants its products for one (1) year from the date of sale as to materials, three (3) years for structural damage and six (6) months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at the Company’s Jacksonville, Florida facility, by on-site service provided by Company personnel who are based in Jacksonville, Florida or by local service agents who are engaged as needed. The Company maintains an accrued liability for expected warranty claims. The warranty accrual is based on historical warranty costs, the quantity and types of balers currently under warranty, and known warranty issues.

Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

	2019	2018
Beginning balance	$80,000	$70,000
Warranty service provided	(39,946)	(33,604)
New product warranties	16,592	32,579
Changes to pre-existing warranty accruals	13,354	(1,025)
Ending balance	$70,000	$70,000

(d) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

(e) Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements:

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendment to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), ("ASU-2015-05"). ASU 2018-05 amends certain Securities and Exchange Commission (“SEC”) guidance under Topic 740 related to the Tax Cuts and Jobs Act of 2017. It also adds guidance to the FASB Accounting Standards Codification that answers questions regarding how certain income tax effects from the Tax Cuts and Jobs Act of 2017 should be applied to companies’ financial statements. The guidance lists which financial statement disclosures are required under a measurement period approach. ASU 2018-05 was effective immediately and the Company made the disclosures required by ASU 2018-05 in Note 8 - Income Taxes.

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard effective November 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASC 606 the Company concluded that ASC 606 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers therefore the Company did not record a cumulative transition adjustment.

Recently Issued Accounting Pronouncements Not Yet Adopted:

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

4. Revenue from Contracts with Customers:

a) Overview

The Company adopted ASC 606 on November 1. 2018. The Company recognizes revenues from the sale of finished products upon shipment and the transfer of control to the customer. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue, if sold separately, is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.

All other product sales with customer specific acceptance provisions are recognized at a point in time upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Generally, pricing is fixed and the majority of the Company’s contracts have short duration and a single performance obligation to deliver a configured to order baler and related equipment to the customer. The Company has elected to expense shipping and handling costs as incurred.

b) Disaggregation of Revenue

Disaggregated revenue is by primary geographic market is as follows:

Equipment Revenue by Geographic Area	Three Months Ended January 31, 2019
United States	$1,659,224
International	—
Total	$1,659,224

c) Contract Balances

Contract balances include accounts receivable and contract liabilities. Contract liabilities are reported as Customer Deposits on the accompanying Balance Sheets and consist of advances or deposits from customers before revenue is recognized. The change in contract liabilities is due to the timing of customer deposits for baler orders offset by customer deposits recognized as revenue during the period.

The Company does not record contract assets because the construction of a configured to order baler does not create an asset with an alternative use to the Company. The Company expenses incremental costs of obtaining or fulfilling a contract.

5. Related Party Transactions:

The Estate of Leland E. Boren is a stockholder of the Company and is the owner of Avis Industrial Corporation (Avis). The Estate controls over 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The company had no purchases from these companies in the first quarter of fiscal 2019 and in the fiscal years ending October 31, 2018 and 2017. The Company had no sales to The American Baler Company in the first quarter of fiscal 2019 and in the fiscal years ended October 31, 2018 and 2017. The Company sold five closed door horizontal balers and one conveyor to Harris Waste Management for $295,032 in fiscal 2018 and had no sales to Harris Waste Management in the fiscal year ended October 31, 2017 or in the first quarter of fiscal 2019.

6. Inventories:

Inventories consisted of the following:

	January 31, 2019	October 31, 2018
Raw materials	$2,036,188	$1,901,707
Work in process	2,092,663	2,166,663
Finished goods	180,715	188,715
	$4,309,566	$4,257,085

7. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2018. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2019. The line of credit had no outstanding balance at January 31, 2019 and at October 31, 2018.

8. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of January 31, 2019 and at October 31, 2018. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of January 31, 2019 and October 31, 2018, net deferred tax assets were $61,494.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

The Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into United States tax law on December 22, 2017. The Act makes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, and changes in business-related exclusions, and deductions and credits. As a result of the income tax rate reduction, the Company recorded a reduction of net deferred income tax assets of approximately $10,000 during the first quarter of the fiscal year ending October 31, 2018.

9. Commitments and Contingencies:

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

In December 2018 the Company discovered an employee theft of Company property. At the date of this report the Company has researched what items were stolen and our estimate is that the value of the stolen items was approximately $200,000. Since the Company conducts a physical inventory at the end of each fiscal year, any losses incurred for the fiscal year ended October 31, 2018 would have been reflected in the operating results of the Company for that fiscal year. The Company carries Crime Insurance which has an upper limit of $1,000,000 and a deductible of $25,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” and “our,” refer to International Baler Corporation.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding  industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, but not limited to, changes in general economic conditions, changing competition and our ability to market and sell our commercial and industrial balers. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this Quarterly Report. We undertake no obligation to update publicly any forward-looking statements for any reason.

General

The following discussion should be read together with our unaudited condensed financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended October 31, 2018, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations: Three Month Comparison

In the first quarter ended January 31, 2019, the Company had net sales of $2,469,256 compared to net sales of $4,010,636 in the first quarter of fiscal 2018. The decrease in net sales was primarily the result of lower shipments of auto-tie balers, three in the first quarter of fiscal 2019, versus nine in the first quarter of fiscal 2018.

The Company had a net loss of $18,788 in the first quarter of fiscal 2019, compared to net income of $198,689 in the first quarter fiscal 2018. The lower net income is the result of lower sales and gross profit and higher selling and administrative expenses.

The sales order backlog was approximately $2,630,000 at January 31, 2019 and $1,820,000 at January 31, 2018.

Financial Condition and Liquidity:

Net working capital at January 31, 2019 was $7,736,653 as compared to $7,851,219 at October 31, 2018. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first three months of fiscal 2019 were 23.0 days, as compared to18.7 days in the first three months of fiscal 2018. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 91.25).

During the three months ended January 31, 2019 and 2018, the Company made additions to plant and equipment of $146,778 and $51,669 respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2018. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2019. The line of credit had no outstanding balance at January 31, 2019 and at October 31, 2018.

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

As of January 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, and under the supervision and with the participation of the management, including the Company’s CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Management, with the participation of the Company’s principal executive and principal financial officers, also assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2019. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

The Company previously reported a material weakness in certain purchasing and inventory controls in its Annual Report on Form 10-K for the year ending October 31, 2018. During the period ended January 31, 2019, management made certain improvements to purchasing controls, logical access controls to inventory records, and physical access to inventory items. Management believes the control improvements that have been initiated have fully remediated the control weakness previously reported and that and that internal controls over financial reporting were effective as of January 31, 2019.

In designing and evaluating the control systems, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2019, other than those related to the material weakness described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 23, 2018, Leland E. Boren, a Director of the Company, passed away. Mr. Boren’s Estate is the largest shareholder of the Company.

ITEM 6. EXHIBITS

The following exhibits are submitted herewith:

Exhibit
31.1	Certification of Victor W. Biazis, Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a–14(a)/15d-14(a).
31.2	Certification of William E. Nielsen, Chief Financial, pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Victor W. Biazis, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of William E. Nielsen, Chief Financial Officer, pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

INTERNATIONAL BALER CORPORATION

By:	/s/ Victor W. Biazis
Victor W. Biazis
Chief Executive Officer

By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer

Dated: Septem D Dated: March 15, 2019

