Form 10-Q
period 2019-04-30
INTERNATIONAL BALER CORP
filed 2019-06-14
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2019

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at May 31, 2019.

1

INTERNATIONAL BALER CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS

	April 30, 2019	October 31, 2018
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$4,038,598	$4,733,510
Accounts receivable, net of allowance for doubtful accounts of $15,000 at April 30, 2019 and at October 31, 2018	824,883	556,666
Inventories	4,212,587	4,257,085
Prepaid expense and other current assets	73,595	166,604
Total current assets	9,149,663	9,713,865

Property, plant and equipment, at cost:	4,307,505	4,092,153
Less: accumulated depreciation	2,926,678	2,821,448
Net property, plant and equipment	1,380,827	1,270,705

Other assets
Deferred income taxes	61,494	61,494
Total other assets	61,494	61,494
TOTAL ASSETS	$10,591,984	$11,046,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$560,880	$581,651
Accrued liabilities	265,164	386,416
Customer deposits	599,445	894,579
Total current liabilities	1,425,489	1,862,646
Total liabilities	1,425,489	1,862,646

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	3,363,919	3,380,842
	9,847,905	9,864,828
Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	9,166,495	9,183,418
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,591,984	$11,046,064

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2019 AND 2018
UNAUDITED

	Three Months		Six Months
	2019	2018	2019	2018
Net sales:
Equipment	$2,199,466	$1,176,241	$3,858,690	$4,434,151
Parts and service	715,085	786,391	1,525,117	1,539,117
Total net sales	2,914,551	1,962,632	5,383,807	5,973,268
Cost of sales	2,535,028	1,758,354	4,718,585	5,200,227
Gross profit	379,523	204,278	665,222	773,041

Operating expense:
Selling expense	142,208	115,866	253,019	215,534
Administrative expense	236,349	157,956	436,946	322,335
Total operating expense	378,557	273,822	689,965	537,869

Operating income (loss)	966	(69,544)	(24,743)	235,172

Other income (expense):
Interest income	899	1,072	1,820	4,045
Interest expense	—	—	—	—
Total other income	899	1,072	1,820	4,045

Income (loss) before income taxes	1,865	(68,472)	(22,923)	239,217
Income tax provision (benefit)	—	(16,000)	(6,000)	93,000
Net income (loss)	$1,865	$(52,472)	$(16,923)	$146,217

Income (loss) per share, basic and diluted	$0.00	$(0.01)	$(0.00)	$0.03
Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2019 AND 2018
UNAUDITED

	Six Months Ended
	2019	2018
Common Stock
Balance beginning and end of period	$64,299	$64,299

Additional Paid In Capital
Balance beginning and end of period	$6,419,687	$6,419,687

Retained Earning
Balance beginning of period	$3,380,842	$3,070,613
Net income (loss)	(16,923)	146,217
Balance end of period	$3,363,919	$3,216,830

Treasury Stock
Shares beginning and end of period	1,245,980	1,245,980

Cost	$(681,410)	$(681,410)

Total Stockholders Equity
Balance beginning of period	$9,183,418	$8,873,189
Net income (loss)	(16,923)	146,217
Balance end of period	$9,166,495	$9,019,406

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018
UNAUDITED

	2019	2018
Cash flow from operating activities:
Net (loss) income	$(16,923)	$146,217
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	105,230	97,000
Deferred income taxes	—	10,373
Changes in operating assets and liabilities:
Accounts receivable	(268,217)	311,074
Inventories	44,498	751,525
Prepaid expenses and other assets	93,009	(173,124)
Income taxes receivable	—	126,886
Accounts payable	(20,771)	(229,494)
Accrued liabilities	(121,252)	(105,030)
Customer deposits	(295,134)	(999,467)
Net cash used in operating activities	(479,560)	(64,040)

Cash flows from investing activities:
Purchase of property and equipment	(215,352)	(83,444)
Net cash used in investing activities	(215,352)	(83,444)

Net decrease in cash and cash equivalents	(694,912)	(147,484)

Cash and cash equivalents at beginning of period	4,733,510	4,541,767
Cash and cash equivalents at end of period	$4,038,598	$4,394,283

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$—	$—
Income taxes	$—	$125,000

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

2. Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ending October 31, 2019. The accompanying balance sheet as of October 31, 2018 was derived from the audited financial statements as of October 31, 2018.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the six-month period ended April 30:

	2019	2018
Beginning balance	$80,000	$70,000
Warranty service provided	(59,243)	(60,491)
New product warranties	38,587	44,342
Changes to pre-existing warranty accruals	10, 656	(16,149)
Ending balance	$70,000	$70,000

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

b) Disaggregation of Revenue

Disaggregated revenue is by primary geographic market is as follows:

Equipment Revenue by Geographic Area	Six Months Ended April 30, 2019
United States	$3,542,040
International	316,650
Total	$3,858,690

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

5. Related Party Transactions:

The Estate of Leland E. Boren is a stockholder of the Company and is the owner of Avis Industrial Corporation (Avis). The Estate controls over 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The company had no purchases from these companies in the six months of fiscal 2019 and in the fiscal year ending October 31, 2018. The Company had no sales to The American Baler Company in the six months of fiscal 2019 and in the fiscal year ended October 31, 2018. The Company sold five closed door horizontal balers and one conveyor to Harris Waste Management for $295,032 in fiscal 2018 and had no sales to Harris Waste Management in the six months of fiscal 2019.

6. Inventories:

Inventories consisted of the following:

	April 30, 2019	October 31, 2018
Raw materials	$2,096,209	$1,901,707
Work in process	1,833,663	2,166,663
Finished goods	282,715	188,715
	$4,212,587	$4,257,085

7. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2019. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2020. The line of credit had no outstanding balance at April 30, 2019 and at October 31, 2018.

8. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of April 30, 2019 and at October 31, 2018. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of April 30, 2019 and October 31, 2018, net deferred tax assets were $61,494.

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

In December 2018 the Company discovered an employee theft of Company property. At the date of this report the Company has researched what items were stolen and our estimate is that the value of the stolen items was approximately $200,000. Since the Company conducts a physical inventory at the end of each fiscal year, any losses incurred for the fiscal year ended October 31, 2018 would have been reflected in the operating results of the Company for that fiscal year. The Company carries Crime Insurance which has an upper limit of $1,000,000 and a deductible of $25,000. In May 2019 the Company’s insurer approved the claim and agreed to reimburse the Company $175,841.

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

Results of Operations: Three Month Comparison

In the second quarter ended April 30, 2019, the Company had net sales of $2,914,551 compared to net sales of $1,962,632 in the second quarter of fiscal 2018. The increase in net sales was primarily the result of higher shipments of two-ram balers in the second quarter of fiscal 2019, four in 2019 ($1,182,635), compared to two in the second quarter of fiscal 2018 ($324,906).

The Company had a net income of $1,865, in the second quarter of fiscal 2019, compared to a net loss of $52,472 in the second quarter fiscal 2018. The higher net income was the result of the higher sales and gross profit offset by higher selling and administrative expenses.

Results of Operations: Six Month Comparison

The Company had net sales of $5,383,807 in the first six months of fiscal 2019, compared to net sales of $5,973,268 in the same period of 2019. The lower net sales was the result of lower sales of auto-tie balers, two in fiscal 2019 versus twelve in the first six months of 2019. This was partially offset by higher sales of two-ram balers in the first six months of 2019, six, versus two in the first six months of 2018.

The Company had a net loss of $16,923 in the first six months of fiscal 2019, compared to net income of $146,217. The decrease in net income was the result of lower shipments and higher selling and administrative expense.

The sales order backlog was approximately $1,820,000 at April 30, 2019 and $1,330,000 at April 30, 2018.

Financial Condition and Liquidity:

Net working capital at April 30, 2019 was $7,724,174 as compared to $7,851,219 at October 31, 2018. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first six months of fiscal 2019 were 22.9 days, as compared to 23.6 days in the first six months of fiscal 2018. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 181).

During the six months ended April 30, 2019 and 2018, the Company made additions to plant and equipment of $215,352 and $83,344 respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2019. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2020. The line of credit had no outstanding balance at April 30, 2019 and at October 31, 2018.

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

As of April 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, and under the supervision and with the participation of the management, including the Company’s CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Management, with the participation of the Company’s principal executive and principal financial officers, also assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

The Company previously reported a material weakness in certain purchasing and inventory controls in its Annual Report on Form 10-K for the year ending October 31, 2018. During the period ended April 30, 2019, management made certain improvements to purchasing controls, logical access controls to inventory records, and physical access to inventory items. Management believes the control improvements that have been initiated have fully remediated the control weakness previously reported and that and that internal controls over financial reporting were effective as of April 30, 2019.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2019, other than those related to the material weakness described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on April 22, 2019. As of the close of business on March 11, 2019, the record date for the Annual Meeting, there were 5,183,895 shares of Company common stock outstanding and entitled to vote at the Annual Meeting. Each share of Company common stock was entitled to one vote. Stockholders holding an aggregate of 5,029,337 shares of Company common stock entitled to vote at the Annual Meeting, representing 97.017% of the outstanding shares of Company common stock as of the record date, and which constituted a quorum thereof, were present in person or represented by proxy at the Annual Meeting.

At the Annual Meeting, the Company’s stockholders considered four proposals, each of which is described in more detail in the Company’s definitive proxy statement for the Annual Meeting filed with the Securities and Exchange Commission on March 21, 2019.

The final results of such stockholder voting on each proposal brought before the Annual Meeting are set forth below:

Proposal No. 1 - Election of Class III Directors. The three director nominees proposed by the Board were elected to serve as members of the Board until the next annual meeting of stockholders and until their successors are duly elected and qualified by the following final voting results:

	Votes For	Votes Withheld	Broker Non-Votes
Lael E. Boren	4,589,092	4,600	435,645
John Martorana	4,592,192	2,500	435,645
William E. Nielsen	4,590,092	3,600	435,645

Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm. The ratification of the appointment of Pivot CPA’S as the Company’s independent registered public accounting firm for the year ending October 31, 2019, was approved by the following final voting results:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
5,026,915	1,630	792	—

Proposal No. 3 - Advisory Vote on Executive Compensation. Our executive compensation was approved, on an advisory basis, by the following final voting results:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
4,475,394	115,036	3,262	435,645

Proposal No. 4 - Advisory Vote on Frequency of Executive Compensation.

The frequency of three years for future advisory votes on executive compensation was approved, on an advisory basis, by the following voting results:

One Year	Two Years	Three Years	Votes Abstained	Broker Non-Votes
30,192	6,300	4,553,164	4,036	435,645

In accordance with the results of the advisory vote on Proposal 4 - Advisory Vote on Frequency of Future Advisory Votes on Executive Compensation, the Company’s Board of Directors has determined that the Company will conduct an advisory vote on say-on-pay every three years.

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

On November 23, 2018, Leland E. Boren, a Director of the Company, passed away. Mr. Boren’s Estate is the largest shareholder of the Company.

ITEM 6. EXHIBITS

The following exhibits are submitted herewith:

Exhibit	Description
31.1	Certification of Victor W. Biazis, Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a–14(a)/15d-14(a).
31.2	Certification of William E. Nielsen, Chief Financial, pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Victor W. Biazis, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of William E. Nielsen, Chief Financial Officer, pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

INTERNATIONAL BALER CORPORATION

Dated: June 14, 2019	By:	/s/ Victor W. Biazis
Victor W. Biazis
Chief Executive Officer

Dated: June 14, 2019	By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer

