Form 10-Q
period 2019-07-31
INTERNATIONAL BALER CORP
filed 2019-09-12
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2019

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,183,895 shares of common stock at July 31, 2019.

1

INTERNATIONAL BALER CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS

	July 31, 2019	October 31, 2018
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$3,790,697	$4,733,510
Accounts receivable, net of allowance for doubtful accounts of $15,000 at July 31, 2019 and at October 31, 2018	579,956	556,666
Inventories	4,397,474	4,257,085
Prepaid expense and other current assets	117,614	166,604
Total current assets	8,885,741	9,713,865

Property, plant and equipment, at cost:	4,336,733	4,092,153
Less: accumulated depreciation	2,978,878	2,821,448
Net property, plant and equipment	1,357,855	1,270,705

Other assets
Deferred income taxes	61,494	61,494
Total other assets	61,494	61,494
TOTAL ASSETS	$10,305,090	$11,046,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$492,370	$581,651
Accrued liabilities	286,572	386,416
Customer deposits	254,819	894,579
Total current liabilities	1,033,761	1,862,646
Total liabilities	1,033,761	1,862,646

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	3,468,753	3,380,842
	9,952,739	9,864,828

Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	9,271,329	9,183,418
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,305,090	$11,046,064

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2019 AND 2018
UNAUDITED

	Three Months		Nine Months
	2019	2018	2019	2018
Net sales:
Equipment	$1,676,414	$1,388,022	$5,535,104	$5,822,173
Parts and service	730,710	633,935	2,255,827	2,173,052
Total net sales	2,407,124	2,021,957	7,790,931	7,995,225

Cost of sales	2,072,365	1,721,277	6,790,950	6,921,504
Gross profit	334,759	300,680	999,981	1,073,721

Operating expense:
Selling expense	157,323	130,843	410,342	346,377
Administrative expense	217,105	164,381	654,051	486,716
Total operating expense	374,428	295,224	1,064,393	833,093

Operating income (loss)	(39,669)	5,456	(64,412)	240,628

Other income
Interest income	2,662	983	4,482	5,028
Other income	175,841	—	175,841	—
Total other income	178,503	983	180,323	5,028

Income before income taxes	138,834	6,439	115,911	245,656
Income tax provision	34,000	1,500	28,000	94,500
Net income	$104,834	$4,939	$87,911	$151,156

Income per share, basic and diluted	$0.02	$0.00	$0.02	$0.03
Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018
UNAUDITED

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2018	6,429,875	$64,299	$6,419,687	$3,380,842	1,245,980	$(681,410)	$9,183,418
Net loss				(18,788)			(18,788)
Balance - January 31, 2019	6,429,875	64,299	6,419,687	3,362,054	1,245,980	(681,410)	9,164,630
Net income				1,865			1,865
Balance - April 30, 2019	6,429,875	64,299	6,419,687	3,363,919	1,245,980	(681,410)	9,166,495
Net income				104,834			104,834
Balance July 31, 2019	6,429,875	$64,299	$6,419,687	$3,468,753	1,245,980	$(681,410)	$9,271,329

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2017	6,429,875	$64,299	$6,419,687	$3,070,613	1,245,980	$(681,410)	$8,873,189
Net income				198,689			198,689
Balance - January 31, 2018	6,429,875	64,299	6,419,687	3,269,302	1,245,980	(681,410)	9,071,878
Net loss				(52,472)			(52,472)
Balance - April 30, 2018	6,429,875	64,299	6,419,687	3,216,830	1,245,980	(681,410)	9,019,406
Net income				4,939			4,939
Balance July 31, 2018	6,429,875	$64,299	$6,419,687	$3,221,769	1,245,980	$(681,410)	$9,024,345

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018
UNAUDITED

	2019	2018
Cash flow from operating activities:
Net income	$87,911	$151,156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	157,430	140,500
Deferred income taxes	—	10,373
Changes in operating assets and liabilities:
Accounts receivable	(23,290)	486,035
Inventories	(140,389)	146,846
Prepaid expenses and other assets	48,990	(120,024)
Income taxes receivable	—	126,886
Accounts payable	(89,281)	(219,074)
Accrued liabilities	(99,844)	(45,904)
Customer deposits	(639,760)	(311,424)
Net cash (used in) provided by operating activities	(698,233)	365,370

Cash flows from investing activities:
Purchase of property and equipment	(244,580)	(91,813)
Net cash used in investing activities	(244,580)	(91,813)

Net (decrease) increase in cash and cash equivalents	(942,813)	273,557

Cash and cash equivalents at beginning of period	4,733,510	4,541,767
Cash and cash equivalents at end of period	$3,790,697	$4,815,324

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$—	$—
Income taxes	$—	$125,000

See accompanying notes to condensed financial statements.

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

2. Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine month period ended July 31, 2019 are not necessarily indicative of the results that may be expected for the year ending October 31, 2019. The accompanying balance sheet as of October 31, 2018 was derived from the audited financial statements as of October 31, 2018.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the nine-month period ended July 31:

	2019	2018
Beginning balance	$80,000	$70,000
Warranty service provided	(111,987)	(80,986)
New product warranties	55,351	61,192
Changes to pre-existing warranty accruals	46,636	19,794
Ending balance	$70,000	$70,000

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

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard effective November 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact of ASC 606 the Company concluded that ASC 606 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers therefore the Company did not record a cumulative transition adjustment.

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

4. Revenue from Contracts with Customers:

(a) Overview

The Company adopted ASC 606 on November 1, 2018. The Company recognizes revenues from the sale of finished products upon shipment and the transfer of control to the customer. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple of days of the delivery of the equipment. Warranty revenue, if sold separately, is valued based on estimated service person hours to complete a service and generally is recognized over the contract period.

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

(b) Disaggregation of Revenue

Disaggregated revenue is by primary geographic market is as follows:

Nine Months Ended July 31, 2019
Equipment Revenue by Geographic Area
United States	$4,818,111
International	716,993
Total	$5,535,104

5. Related Party Transactions:

The Estate of Leland E. Boren is a stockholder of the Company and is the owner of Avis Industrial Corporation (Avis). The Estate controls over 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no purchases from these companies in the first nine months of fiscal 2019 and in the fiscal year ended October 31, 2018. The Company had no sales to The American Baler Company in the first nine months of fiscal 2019 and in the fiscal year ended October 31, 2018. The Company sold five closed door horizontal balers and one conveyor to Harris Waste Management for $295,032 in fiscal 2018 and sold one closed door horizontal baler for $59,323, to Harris Waste Management during the first nine months of fiscal 2019.

6. Inventories:

Inventories consisted of the following:

	July 31, 2019	October 31, 2018
Raw materials	$2,103,096	$1,901,707
Work in process	1,805,663	2,166,663
Finished goods	488,715	188,715
	$4,397,474	$4,257,085

7. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2019. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2020.The line of credit had no outstanding balance at July 31, 2019 and at October 31, 2018.

8. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of July 31, 2019 and at October 31, 2018. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of July 31, 2019 and October 31, 2018, net deferred tax assets were $61,494.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

The Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into United States tax law on December 22, 2017. The Act makes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, and changes in business-related exclusions, and deductions and credits. As a result of the income tax rate reduction, the Company recorded a reduction of net deferred income tax assets of approximately $10,000 during the first quarter of the fiscal year ended October 31, 2018.

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

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc.,(INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 4, 2015. The plaintiff is Star Insurance Company. The Company believes its exposure is $25,000, the amount of the Company’s deductible on its insurance policy. Accordingly, the Company accrued $25,000 during the second quarter of fiscal 2018.

In December 2018 the Company discovered an employee theft of Company property. The Company has researched what items were stolen and our estimate is that the value of the stolen items was approximately $200,000. Since the Company conducts a physical inventory at the end of each fiscal year, any losses incurred for the fiscal year ended October 31, 2018 were reflected in the operating results of the Company for that fiscal year. The Company carries Crime Insurance which has an upper limit of $1,000,000 and a deductible of $25,000. In May 2019 the Company’s insurer approved the crime insurance claim and agreed to reimburse the Company $175,841. Insurance proceeds were received in May of 2019 and were recorded as other income in the accompanying condensed statements of income.

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

Results of Operations: Three Month Comparison

In the third quarter ended July 31, 2019, the Company had net sales of $2,407,124 compared to net sales of $2,021,957 in the third quarter of fiscal 2018. The higher net sales were the result of higher shipments of balers, conveyors and parts in the third quarter of fiscal 2019 versus the same quarter 2018. The Company shipped twenty-eight balers and conveyors in the third quarter of fiscal 2019 with an average price $59,871, compared to fifteen balers and conveyors with an average price $92,535, in the third quarter of fiscal 2018.

The Company had an operating loss of $39,669 in the third quarter of fiscal 2019, compared to operating income of $5,465 in the third quarter fiscal 2018. Gross profit was higher in the current quarter by $34,079 due to higher net sales, however, this was offset by higher selling and administrative expenses. The higher net income was the result of the Company recording $175,841 in other income from insurance proceeds received from its crime insurance claim, (see note 9).

Results of Operations: Nine Month Comparison

The Company had net sales of $7,790,931 in the first nine months of fiscal 2019, compared to net sales of $7,995,225 in the same period of 2018. The lower net sales were the result of lower sales of auto-tie balers, eight in fiscal 2019 versus fifteen in the first nine months of 2018. This was partially offset by higher sales of two-ram balers in the first nine months of 2019, six, versus three in the first nine months of 2018. The Company’s baler sales have been slowed due to the lower prices of OCC (old corrugated cardboard) which have dropped from over $170 per ton in July 2017 to under $30 per ton in July 2019. Also, the activity in the rubber baler markets has slowed significantly in the last three years.

The Company had a loss from operations of $64,412 in the first nine months of fiscal 2019, compared to operating income of $240,628 in the first nine months of fiscal 2018. The lower operating income was the result of lower net sales and gross profit and higher selling and administrative expenses. Selling expenses were higher due to the addition of one sales person and higher advertising expenditures. Administrative expenses were higher due to the addition of a new president, a position which had been held by the Company’s chief financial officer.

The sales order backlog was approximately $1,650,000 at July 31, 2019 and $1,820,000 at July 31, 2018.

Financial Condition and Liquidity:

Net working capital at July 31, 2019 was $7,851,980 as compared to $7,851,219 at October 31, 2018. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first nine months of fiscal 2019 were 23.0 days, as compared to 22.9 days in the first nine months of fiscal 2018. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 273).

During the nine months ended July 31, 2019 and 2018, the Company made additions to plant and equipment of $244,580 and $91,813 respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2019. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2020. The line of credit had no outstanding balance at July 31, 2019 and at October 31, 2018.

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

As of July 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, and under the supervision and with the participation of the management, including the Company’s CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Management, with the participation of the Company’s principal executive and principal financial officers, also assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

The Company previously reported a material weakness in certain purchasing and inventory controls in its Annual Report on Form 10-K for the year ended October 31, 2018. During the second quarter of this fiscal year, management made certain improvements to purchasing controls, logical access controls to inventory records, and physical access to inventory items. Management believes the control improvements that were initiated have fully remediated the control weakness previously reported and that and that internal controls over financial reporting were effective as of July 31, 2019.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc., (INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 4, 2015. The plaintiff is Star Insurance Company. The Company believes its exposure is within a range of $0 to $25,000, the amount of the Company’s deductible on its insurance policy. Accordingly, the Company accrued $25,000 during the six months ended April 30, 2018.

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

INTERNATIONAL BALER CORPORATION

Dated: September 12, 2019	By:	/s/ Victor W. Biazis
Victor W. Biazis
Chief Executive Officer

Dated: September 12, 2019	By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer

