Form 10-K
period 2019-10-31
INTERNATIONAL BALER CORP
filed 2020-01-29
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2019

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

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (April 30, 2019 closing price $1.77) : $1,480,492

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (January 15, 2020): 5,183,895

1

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

General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 3,000 pounds and range in price from approximately $5,000 to $600,000. General purpose baler sales constituted approximately 60% and 61% of net sales for the fiscal years ended October 31, 2019 and 2018, respectively.

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

Specialty balers range in price from approximately $10,000 to $550,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 6% and 7% of net sales for the fiscal years ended October 31, 2019 and 2018, respectively.

Accessory Equipment

The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. This equipment includes conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. For 2019 and 2018, accessory equipment did not represent a significant percentage of net sales.

Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials, three (3) years for structural damage, and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 31% and 27% of the Company’s net sales for fiscal 2019 and 2018, respectively.

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

The Company's general purpose balers are sold throughout the United States to such end users as waste producing retailers, manufacturing and fabricating plants, bulk material producers, and solid waste recycling facilities. Specialty balers are sold worldwide, including Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. During fiscal 2019, foreign sales amounted to $1,326,639 or approximately 14% of the Company’s net sales while in fiscal 2018, foreign sales amounted to $687,407, approximately 6% of the Company’s net sales. In fiscal 2019 and 2018, the Company had no significant sales to any one foreign country.

During fiscal 2019 and fiscal 2018, IBC had sales to more than 300 customers. In fiscal 2019, three customers accounted for 17.8%, 6.5% and 4.7% of total net sales, respectively, while in fiscal 2018, three customers accounted for 11.8%, 11.2% and 9.0% of net sales, respectively.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2019 were $1,370,000 and at October 31, 2018 were $2,300,000. The Company generally delivers its orders within four (4) months of the date booked.

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

Employees

As of October 31, 2019, the Company employed 50 full-time employees as follows: 4 in management and supervision: 9 in sales and service; 28 in manufacturing; 5 in engineering; and, 4 in administration.

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

Total legal fees expensed in fiscal 2019 and 2018 were $17,602 and $2,545, respectively.

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

In December 2018 the Company discovered an employee theft of Company property. The Company has researched what items were stolen and our estimate is that the value of the stolen items was approximately $200,000. Since the Company conducts a physical inventory at the end of each fiscal year, any losses incurred for for the fiscal year ended October 31, 2018 were reflected in the operating results of the Company for that fiscal year. The Company carries Crime Insurance which has an upper limit of $1,000,000 and a deductible of $25,000. In May 2019 the Company’s insurer approved the crime insurance claim and agreed to reimburse the Company $175,841. Insurance proceeds were received in May of 2019 and were recorded as other income in the accompanying condensed statements of income.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is presently traded on the OTC Electronic Bulletin Board of NASDAQ under the symbol IBAL. As of October 31, 2019, the number of shareholders of record of the Company's Common Stock was approximately 400, and management believes that there are approximately 500 beneficial owners of the Company’s common stock.

The range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2019 and 2018, are set forth below.

Fiscal Year Ended
October 31, 2019	High	Low
First Quarter	$2.00	$0.85
Second Quarter	1.80	1.55
Third Quarter	1.75	1.55
Fourth Quarter	1.75	1.40

Fiscal Year Ended
October 31, 2018	High	Low
First Quarter	$2.08	$2.00
Second Quarter	2.10	2.00
Third Quarter	2.10	2.00
Fourth Quarter	2.10	1.75

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

Recent Sales of Unregistered Securities

During the past two years ended October 31, 2019, the Company has not sold any unregistered securities.

Purchases of Equity Securities

During the fiscal year ended October 31, 2019, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

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

Results of Operations

For the fiscal year ending October 31, 2019, net sales were $9,526,575 compared to $11,113,982 in fiscal 2018, a decrease of 14.3%. The lower net sales were the result of lower sales of auto-tie balers, ten in fiscal 2019 versus twenty in fiscal 2018. This was partially offset by higher sales of two-ram balers, eight in fiscal 2019 versus six in prior year. The Company’s baler sales have been slowed due to lower prices of OCC (old corrugated cardboard) which have dropped from over $170 per ton in July 2017 to under $30 per ton in October 2019. Also, the activity in the rubber baler markets has slowed significantly in the last three years.

The Company had a loss from operations of $710,295 compared to operating income of $407,704 in the prior fiscal year. The lower operating income was the result of lower net sales and gross profit and higher selling and administrative expenses. Selling expenses were higher due to the addition of one sales person and higher advertising expenditures. Administrative expenses were higher due to the addition of a new president, a position which had been held by the Company’s chief financial officer.

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

Liquidity and Capital Resources

The Company’s net working capital at October 31, 2019 was $7,388,462 as compared to $7,851,219 at October 31, 2018.

Average Days Sales Outstanding (DSO) in fiscal 2019 was 24.1 days as compared to 20.6 days in fiscal 2018. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by twelve, and dividing that result by the average day’s sales for the period (period sales ÷ 365).

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2019. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2020. The line of credit had no outstanding balance at October 31, 2019 and at October 31, 2018.

In fiscal 2019 the Company made additions of $244,580 to its buildings and manufacturing equipment, compared to additions of $131,643 in fiscal 2018. There are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the deferred tax assets at October 31, 2019 and 2018 as management believes it will fully utilize them. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. There were no accruals for uncertain tax positions at October 31, 2019 or 2018.

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

Management considers the cause of the theft event disclosed in ITEM 3, Legal Proceedings, was a material weakness in its controls and procedures. In order to remediate this material weakness and further strengthen the controls surrounding inventory loss due to theft, management has initiated or enhanced the following procedures:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting was a result of not designing effective controls over purchasing and the access to physical inventory and certain inventory records. Management has concluded that the financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the fiscal years ended October 31, 2019 and 2018.

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

Management, with the participation of the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2019. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that there was a material weakness surrounding the control of purchasing and access to certain Company inventory and inventory records and due to this material weakness the Company did not maintain effective internal control over financial reporting as of and for the years ended October 31, 2019 and 2018. While the material weakness resulted in a loss due to theft, it did not result in any material misstatements to the Company’s financial statements or disclosures for any interim periods during, or for the fiscal year 2019 or 2018. Management has implemented the actions mentioned above to ensure the Company has effective controls and procedures.

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

(b) Changes in Internal Control over Financial Reporting

During the year ended October 31, 2019, except as described above there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The executive officers and directors of the Company are as follows:

Name	Age	Positions Held	Date of Initial Election or Designation
Victor W. Biazis	61	President and Chief Executive Officer	10/01/18
5400 Rio Grande Avenue Chief Executive Officer
Jacksonville, FL 32254
Lael E. Boren	51	Director	04/15/11
1909 S. Main Street
Upland, IN 46989
Ronald L. McDaniel	80	Director	5/16/06
Western-Cullen-Hayes, Inc.		Chairman of the Board
2700 West 36th Place
Chicago, IL 60632
William E. Nielsen	72	Director	11/20/97
5400 Rio Grande Ave.		Chief Financial Officer	06/14/94
Jacksonville, FL 32254
John J. Martorana	69	Director	1/5/09
5148 Hanover Lane
Lakeland, FL 33817
Martha R. Songer	63	Director	1/30/12
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

During fiscal 2019 the Board of Directors met four times.

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

Martha R. Songer is the Executive Director of Avis Foundation, Inc. From 2012-2019 she was Vice President and Assistant to the President at Avis Industrial Corporation in Upland, Indiana. Prior to that Ms. Songer was Alumni Director at Taylor University also in Upland, Indiana. Ms. Songer received a Bachelor of Science from Taylor University in 1978 and a Master of Science in Management in 2002 from Indiana Wesleyan University.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

In fiscal 2019, none of the Company’s officers, directors, and beneficial owners of more than ten percent of the Company’s common stock were delinquent in filing any of their Form 3, 4, and 5 reports.

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

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 per annum for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended October 31, 2019 and 2018:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Awards
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNAL COMPENSATION ($)	NUMBER OF OPTIONS	ALL OTHER COMPENSATION	TOTAL COMPENSATION
Victor W. Biazis President & CEO	2019 2018	200,000 8,500	-0- -0-	-0- -0-	-0- -0-	-0- -0-	200,000 8,500
William E Nielsen Chief Financial Officer	2019 2018	116,000 120,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	116,000 120,000

Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested (#) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
None

None of the Company’s other Executive Officers earned compensation in fiscal 2019 and 2018 in excess of $100,000 for services rendered to the Company in any capacity.

Option Grants and Exercises in Last Fiscal Year

No options were granted during fiscal 2019 to the Company's Chief Executive Officer or any of the Company's most highly compensated executive officers whose compensation exceeded $100,000 for fiscal 2019.

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

Director Compensation for Fiscal 2019
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

Compensation Committee Report

The Compensation Committee reviews with management the Compensation Discussion & Analysis section of the Company’s 2018 Form 10-K, Item 11, and Proxy Statement. Based on its review and discussions with management the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for 2019 and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

The Compensation Committee

Ronald L. McDaniel

John J. Martorana

Lael E. Boren

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2019 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group as of December 31, 2019 with these computations based on 5,183,895 shares of common stock being outstanding at that time.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE HELD	AMOUNT OF BENEFICIAL OWNERSHIP[1]	APPROXIMATE PERCENT OF CLASS
Victor W. Biazis	President and Chief Executive Officer	None	0
5400 Rio Grande Avenue
Jacksonville, Florida 32254
Estate of Leland E. Boren		4,205,158[2]	81.10%
1909 S. Main Street
Upland, IN 46989
John Martorana	Director	20,000	0.40%
5148 Hanover Lane
Lakeland, FL 33817
Ronald L. McDaniel	Director	None	-0-
Western-Cullen-Hayes, Inc.
2700 W. 36th Place
Chicago, IL 60632
William E. Nielsen	Director	None	-0-
5400 Rio Grande Avenue	Chief Financial Officer
Jacksonville, FL 32254
Lael E. Boren	Director	2,000	0.00%
1909 S Main Street
Upland, IN 46989
Martha R. Songer	Director	2,000	0.00%
1909 S. Main Street
Upland, IN 46989
Angela M. Darlington	Secretary	2,000	0.00%
1909 S. Main Street
Upland, IN 46989
International Baler Corporation	Stockholder	118,301[3]	2.30%
Profit Sharing Trust
5400 Rio Grande Avenue
Jacksonville, FL 32254
All Officers and Directorsas a Group (4 persons)		4,349,459[4]	83.90%

1 Unless otherwise stated, all shares of common stock are directly held with sole voting power and dispositive power.

2 Consists of 2,633,896 shares held by the Estate of Leland E. Boren and 1,571,262 shares owned by Avis Industrial Corporation.

3 Employees’ Profit Sharing Trust of which William Nielsen is Trustee.

4 Consists of 4,229,158 shares held directly and 118,301 shares held by International Baler Corporation Employee Profit Sharing Trust.

Changes In Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

The Estate of Leland E. Boren is the owner of Avis Industrial Corporation (Avis). The Estate of Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no purchases from these companies in the fiscal years ended October 31, 2019 and 2018.The Company had no sales to The American Baler Company in fiscal years ended October 31, 2019 and 2018.The Company sold five closed door horizontal balers and one conveyor to Harris Waste Management for $295,032 in fiscal 2018 and two closed door horizontal balers for $122,950 in the fiscal year ended October 31, 2019.

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

The Board of Directors has determined that two of the Company’s six Directors, Ronald L. McDaniel, and John Martorana are independent as defined by the listing standards of the Nasdaq Stock Market Rules, Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission.

However, Rule 4350(c) (5) provides an exemption from the requirement that a majority of the Company’s Directors be independent if the Company is considered a “controlled company”. A controlled company is defined as a company of which more than 50% of the voting power is held by an individual, a group, the Company’s independent registered public accounting firm, or another company. As the Estate of Leland E. Boren, owns more than 50% of the Company’s common stock, the Company is considered a “controlled company” under the applicable rules of The Nasdaq Stock Market and as such is exempt from certain of the corporate governance rules of The Nasdaq Stock Market, such as the requirement that the board of directors consist of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by The Griggs Group PA (dba Pivot CPAs) for the audit of the Company’s annual financial statements for the years ended October 31, 2019 and 2018:

Fee Category	2019	2018
Audit Fees	$59,400	$59,400
Audit-Related Fees	0	0
Tax Fees	10,000	10,000
All Other Fees	0	0
Total Fees	$69,400	$69,400

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

All of the 2019 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by Pivot CPAs is compatible with maintaining Pivot CPAs’ independence and has concluded that it is.

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

INTERNATIONAL BALER CORPORATION
(Registrant)

By:	/s/ Victor W. Biazis
Chief Executive Officer

Date:	January 28, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. McDaniel	Director	January 28, 2020
Ronals L. McDaniel	Chairman of the Board

/s/ Lael Boren	Director	January 28, 2020
Lael E. Boren

/s/ William E. Nielsen	Director	January 28, 2020
William E. Nielsen	Chief Financial Officer

/s/ John J. Martorana	Director	January 28, 2020
John J. Martorana

/s/ Martha R. Songer	Director	January 28, 2020
Martha R. Songer

INTERNATIONAL BALER CORPORATION

FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Baler Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of International Baler Corporation (the “Company”) as of October 31, 2019 and 2018 and the related statements of income, stockholders’ equity, and cash flows for the years then ended and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pivot CPAs

We have served as the Company's auditor since 2011

Ponte Vedra Beach, Florida

January 28, 2020

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	October 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,714,764	$4,733,510
Certificate of deposit	1,003,389	—
Accounts receivable, net of allowance for doubtful accounts of $15,000 at October 31, 2019 and at October 31, 2018	644,915	556,666
Inventories	4,119,057	4,257,085
Prepaid expense and other current assets	77,858	166,604
Total current assets	8,559,983	9,713,865

Property, plant and equipment, at cost:	4,336,733	4,092,153
Less: accumulated depreciation	3,026,513	2,821,448
Net property, plant and equipment	1,310,220	1,270,705

Other assets
Deferred income taxes	161,122	61,494
Total other assets	161,122	61,494
TOTAL ASSETS	$10,031,325	$11,046,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$329,618	$581,651
Accrued liabilities	185,334	386,416
Customer deposits	656,569	894,579
Total current liabilities	1,171,521	1,862,646
Total liabilities	1,171,521	1,862,646

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	3,057,228	3,380,842
	9,541,214	9,864,828
Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	8,859,804	9,183,418
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,031,325	$11,046,064

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2019 AND 2018

	2019	2018
Net sales:
Equipment	$6,612,826	$8,081,671
Parts and service	2,913,749	3,032,311
Total net sales	9,526,575	11,113,982
Cost of sales	8,830,035	9,552,308
Gross profit	696,540	1,561,674
Operating expense:
Selling expense	550,614	470,084
Administrative expense	856,221	683,886
Total operating expense	1,406,835	1,153,970
Operating (loss) income	(710,295)	407,704

Other income:
Interest income	9,712	6,105
Other income	175,841	—
Total other income	185,553	6,105

(Loss) income before income taxes	(524,742)	413,809
Income tax provision	(201,128)	103,580
Net (loss) income	$(323,614)	$310,229

(Loss) income per share, basic and diluted	$(0.06)	$0.06
Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2019 AND 2018

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2017	6,429,875	$64,299	$6,419,687	$3,070,613	1,245,980	$(681,410)	$8,873,189
Net Income	—	—	—	310,229	—	—	310,229
Balance at October 31, 2018	6,429,875	64,299	6,419,687	3,380,842	1,245,980	(681,410)	9,183,418
Net Income	—	—	—	(323,614)	—	—	(323,614)
Balance at October 31, 2019	6,429,875	$64,299	$6,419,687	$3,057,228	1,245,980	$(681,410)	$8,859,804

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2019 AND 2018

	2019	2018
Cash flow from operating activities:
Net (loss) income	$(323,614)	$310,229
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	205,065	183,630
Deferred income tax	(99,628)	(24,146)
Changes in operating assets and liabilities:
Accounts receivable	(88,249)	353,118
Inventories	138,028	172,563
Prepaid expenses and other assets	88,746	(60,669)
Income taxes receivable	—	126,886
Accounts payable	(252,033)	(183,368)
Accrued liabilities	(201,082)	31,400
Customer deposits	(238,010)	(586,257)
Net cash (used in) provided by operating activities	(770,777)	323,386

Cash flows from investing activities:
Purchases of property and equipment	(244,580)	(131,643)
Acquisition of certificate of deposit	(1,003,389)	—
Net cash used in investing activities	(1,247,969)	(131,643)

Net (decrease) increase in cash and cash equivalents	(2,018,746)	191,743

Cash and cash equivalents at beginning of year	4,733,510	4,541,767
Cash and cash equivalents at end of year	$2,714,764	$4,733,510

Supplemental disclosure of cash flow information:
Cash paid during year for:
Income taxes	—	$145,000

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

(c) Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. The Company reviews its allowance for doubtful accounts monthly including the analysis of historical trends, customer credit worthiness and the aging of receivables. In addition, past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

(g) Revenue Recognition

The Company adopted ASC 606 on November 1, 2018. The Company recognizes revenues from the sale of finished products upon shipment and the transfer of control to the customer. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple of days of the delivery of the equipment. Warranty revenue is recognized over the contract period.

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

(h) Disaggregation of Revenue

Disaggregated revenue is by primary geographic market is as follows:

Revenue by Geographic Area	Twelve Months Ended October 31, 2019
United States	$8,199,936
International	1,326,639
Total	$9,526,575

(i) Contract Assets and Liabilities

When the Company has delivered the baler, parts or service and has earned the right to bill a customer, accounts receivable is recorded as an unconditional right to payment exists.

Contract liabilities arise when payment is received before the Company transfers products to a customer and are reported as Customer Deposits on the accompanying balance sheet. The change in contract liabilities is due to the timing of customer deposits for baler orders offset by customer deposits recognized as revenue during the period.

Contract Costs

The Company expenses incremental costs of obtaining or fulfilling a contract.

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

Following is a tabular reconciliation of the changes in the warranty accrual:

	2019	2018
Beginning balance	$80,000	$70,000
Warranty service provided	(152,977)	(102,359)
New product warranties	132,257	80,817
Changes to pre-existing warranty accruals	720	31,542
Ending balance	$60,000	$80,000

(k) Earnings Per Share

Basic earnings per share are calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share include the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. There were no stock options outstanding for the years ended October 31, 2019 and 2018, respectively.

(l) Business Reporting Segments

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

(n) Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard effective November 1, 2018 using modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact of ASC 606 the Company concluded that ASC 606 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers therefore the Company did not record a cumulative transition adjustment.

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

(3) Related Party Transactions

The Estate of Leland E. Boren is a shareholder of the Company and is the owner of Avis Industrial Corporation (Avis). The Estate of Mr. Boren controls over 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate independent of each other. The Company had no purchases from these companies in the fiscal years ended October 31, 2019 and 2018. The Company had no sales to The American Baler Company in the fiscal years ended October 31, 2019 and 2018. The Company sold five closed door horizontal balers and one conveyor to Harris Waste Management for $295,032 in fiscal 2018 and two closed door horizontal balers for $122,950 in the fiscal year ended October 31, 2019.

(4) Inventories

Inventories consisted of the following:	2019	2018
Raw materials	$2,035,612	$1,901,707
Work in process	1,239,961	2,166,663
Finished goods	843,584	188,715
	$4,119,057	$4,257,085

(5) Property, Plant, and Equipment

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

	2019	2018
Land	$82,304	$82,304
Building and improvements	1,320,710	1,300,282
Machinery and equipment	2,570,981	2,528,540
Vehicles	326,499	174,764
Construction In progress	36,239	6,263
	4,336,733	4,092,153
Less accumulated depreciation	3,026,513	2,821,448
	$1,310,220	$1,270,705

Depreciation expense was $205,065 and $183,630 during the years ended October 31, 2019 and 2018, respectively.

(6) Debt

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2019. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2020. The line of credit had no outstanding balance at October 31, 2019 and at October 31, 2018.

(7) Commitments and Contingencies

The Company in the ordinary course of business is subject to claims and from time to time is named as a defendant in legal proceedings relating to the operations of its business, including the sale of its products. The Company believes that the reserves reflected in its financial statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc., (INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 4, 2015. The plaintiff is Star Insurance Company. The Company’s insurer has retained an attorney and has begun the discovery process. The Company believes its exposure is $25,000, the amount of the Company’s deductible on its insurance policy. Accordingly, the Company accrued $25,000 during the fiscal year ended October 31, 2018.

In December 2018 the Company discovered an employee theft of Company property. The Company has researched what items were stolen and our estimate is that the value of the stolen items was approximately $200,000. Since the Company conducts a physical inventory at the end of each fiscal year, any losses incurred for the fiscal year ended October 31, 2018 were reflected in the operating results of the Company for that fiscal year. The Company carries Crime Insurance which has an upper limit of $1,000,000 and a deductible of $25,000. I n May 2019 the Company’s insurer approved the crime insurance claim and agreed to reimburse the Company $175,841. Insurance proceeds were received in May of 2019 and were recorded as other income in the accompanying condensed statements of income.

(8) Income Taxes

Income tax provision attributable to income from continuing operations consists of:

	2019	2018
Current income tax (benefit) provision:
Federal	$(100,898)	$112,510
State	(601)	15,217
	(101,499)	127,727
Deferred income tax (benefit) provision:
Federal	(86,610)	(21,270)
State	(13,019)	(2,877)
	(99,629)	(24,147)
Income tax (benefit) provision	$(201,128)	$103,580

The differences between income taxes as provided at the federal statutory tax rate of 34% and 21% and the Company’s actual income taxes are as follows:

	2019	2018
Expected federal income tax expense at Statutory rate	(110,196)	$96,582
State income tax expense, net of federal income tax effect	(12,306)	9,981
Non-deductible items and perm. differences	3,292	9,511
Credits utilized and other adjustments	(81,918)	(12,494)
Income tax provision	$(201,128)	$103,580

Tax assets include federal net operating loss carryforwards (NOLs) of approximately $712,000 at October 31, 2019. These NOLs can be carried forward and utilized indefinitely. Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. As of October 31, 2019 and 2018, the net deferred tax assets were $161,122 and $61,494 respectively. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future and the Company determined it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets and no valuation allowance is deemed necessary.

The significant components of the net deferred income taxes at October 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets
Inventory reserve	$38,639	$69,081
Other reserves and allowances	36,904	65,534
Capitalized inventory costs	52,817	49,777
NOL Carryforward	166,879	—
Total deferred tax assets	295,239	184,392
Deferred tax liabilities
Property, plant and equipment	134,117	122,898
Net deferred income taxes	$161,122	$61,494

For the years ended October 31, 2019 and 2018, the Company did not have any unrecognized tax benefits or obligations as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended October 31, 2015 through October 31, 2019, the tax years which remain subject to examination by tax jurisdictions as of October 31, 2019.

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

(9) Employee Benefit Plan

The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to the plan during the years ended October 31, 2019 and 2018.

(10) Business and Credit Concentrations

Export sales were approximately 14% and 6% of net sales for the years ended October 31, 2019 and 2018, respectively. The principal international markets served by the Company, include Canada, China, Mexico, United Kingdom, India, Korea, Japan, Russia, Saudi Arabia, Singapore, and Brazil. In fiscal 2019, three customers accounted for 17.8%, 6.5% and 4.7% of net sales, respectively, while in fiscal 2018, three customers accounted for 11.8%, 11.2% and 9.0% of net sales, respectively. Three customers accounted for 24.8%, 14.3%, and 13.3% respectively, of the Company’s accounts receivable at October 31, 2019 and three customers accounted for 30.0%, 15.6%, and 7.5%, respectively, of the Company accounts receivable at October 31, 2018.

The Company had cash deposits in banks of $3,411,825 and $4,239,625 above the FDIC insured limit of $250,000 per bank at October 31, 2019 and October 31, 2018 respectively.

