Form 10-Q
period 2020-01-31
INTERNATIONAL BALER CORP
filed 2020-03-13
CIK 781902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934--

For the transition period from ________________ to __________________

Commission File Number: 0-14443

____________________

INTERNATIONAL baler CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2842053 (I.R.S. Employer Identification No.)
5400 Rio Grande Avenue, Jacksonville, Florida 32254 (Address of principal executive offices) (Zip Code)

(904) 358-3812
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value per share	IBAL	Pink Sheets

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

YES ☐  NO ☒

As of March 13, 2020, there were 5,183,894 shares of common stock of the registrant outstanding.

1

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS

	January 31, 2020	October 31, 2019
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,663,137	$2,714,764
Certificate of deposit	1,006,778	1,003,389
Accounts receivable, net of allowance for doubtful accounts of $6,000 at January 31, 2020 and $15,000 at October 31, 2019	1,004,955	644,915
Inventories	3,842,080	4,119,057
Prepaid expense and other current assets	123,058	77,858
Total current assets	8,640,008	8,559,983

Property, plant and equipment, at cost:	4,347,770	4,336,733
Less: accumulated depreciation	3,079,913	3,026,513
Net property, plant and equipment	1,267,857	1,310,220

Other assets
Deferred income taxes	161,122	161,122
Total other assets	161,122	161,122
TOTAL ASSETS	$10,068,987	$10,031,325

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$480,406	$329,618
Accrued liabilities	89,270	185,334
Customer deposits	823,988	656,569
Total current liabilities	1,393,664	1,171,521
Total liabilities	1,393,664	1,171,521

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized; 6,429,875 shares issued	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,872,747	3,057,228
	9,356,733	9,541,214

Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	8,675,323	8,859,804
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,068,987	$10,031,325

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019
UNAUDITED

	2020	2019
Net sales:
Equipment	$1,442,981	$1,659,224
Parts and service	567,280	810,032
Total net sales	2,010,261	2,469,256

Cost of sales	1,932,794	2,183,557
Gross profit	77,467	285,699

Operating expense:
Selling expense	133,573	110,811
Administrative expense	192,225	200,597
Total operating expense	325,798	311,408

Operating loss	(248,331)	(25,709)

Other income:
Interest income	5,850	921
Total other income	5,850	921

Loss before income taxes	(242,481)	(24,788)
Income tax benefit	(58,000)	(6,000)
Net loss	$(184,481)	$(18,788)

Loss per share, basic and diluted	$(0.04)	$—
Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 3 MONTHS ENDED JANUARY 31, 2020 AND 2019
UNAUDITED

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2019	6,429,875	$64,299	$6,419,687	$3,057,228	1,245,980	$(681,410)	$8,859,804
Net loss				(184,481)			(184,481)
Balance - January 31, 2020	6,429,875	64,299	6,419,687	2,872,747	1,245,980	(681,410)	8,675,323

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2018	6,429,875	$64,299	$6,419,687	$3,380,842	1,245,980	$(681,410)	$9,183,418
Net loss				(18,788)			(18,788)
Balance - January 31, 2019	6,429,875	64,299	6,419,687	3,362,054	1,245,980	(681,410)	9,164,630

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019
UNAUDITED

	2020	2019
Cash flow from operating activities:
Net loss	$(184,481)	$(18,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,400	51,000
Changes in operating assets and liabilities:
Accounts receivable	(360,040)	70,630
Inventories	276,977	(52,481)
Prepaid expenses and other assets	(45,200)	69,649
Accounts payable	150,788	(200,377)
Accrued liabilities	(96,064)	(135,870)
Customer deposits	167,419	(115,621)
Net cash used in operating activities	(37,201)	(331,858)

Cash flows from investing activities:
Purchase of property and equipment	(11,037)	(146,778)
Interest earned on certificates of deposit	(3,389)	—
Net cash used in investing activities	(14,426)	(146,778)

Net decrease in cash and cash equivalents	(51,627)	(478,636)

Cash and cash equivalents at beginning of period	2,714,764	4,733,510
Cash and cash equivalents at end of period	$2,663,137	$4,254,874

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

2. Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended January 31, 2020 are not necessarily indicative of the results that may be expected for the year ending October 31, 2020. The accompanying balance sheet as of October 31, 2019 was derived from the audited financial statements as of October 31, 2019.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2019.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

	2020	2019
Beginning balance	$60,000	$80,000
Warranty service provided	(22,606)	(39,946)
New product warranties	14,430	16,592
Changes to pre-existing warranty accruals	8,176	13,354
Ending balance	$60,000	$70,000

(d) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

(e) Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $27,546 and $20,927 for quarters ended January 31, 2020 and 2019, respectively, and are included in selling expense on the accompanying Condensed Statements of Income.

(f) Recent Accounting Pronouncements:

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. All leases will be required to be recorded on the balance sheet with the exception of short-term leases. Early application is permitted. The guidance must be adopted using a modified retrospective transition method. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. ASU 2016-02 was adopted in our fiscal year beginning November 1, 2019. The Company has concluded that ASU 2016-02 had no effect on our financial statements and related disclosures as we are not party to a significant number of leases.

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

In the first quarter ended in January 31, 2020 deferred revenue of $638,890 from the fiscal year ended October 31, 2019 was recognized.

b) Disaggregation of Revenue

Disaggregated revenue is by primary geographic market is as follows:

Equipment Revenue by Geographic Area	Three Months Ended January 31, 2020
United States	$1,397,401
International	45,580
Total	$1,442,981

5. Related Party Transactions:

The Estate of Leland E. Boren is a stockholder of the Company and is the owner of Avis Industrial Corporation (Avis). The Estate controls over 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The company had no purchases from these companies in the first quarter of fiscal 2020 and in the fiscal years ending October 31, 2019 and 2018. The Company had no sales to The American Baler Company in the first quarter of fiscal 2019 and in the fiscal years ended October 31, 2019 and 2018. The Company sold two closed door horizontal balers to Harris Waste Management for $122,950 in fiscal 2019 and had no sales to Harris Waste Management in the first quarter of fiscal 2020.

6. Inventories:

Inventories consisted of the following:

	January 31, 2020	October 31, 2019
Raw materials	$2,296,135	$2,035,612
Work in process	1,417,361	1,239,861
Finished goods	128,584	843,584
	$3,842,080	$4,119,057

7. Debt:

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2019. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2019. The line of credit had no outstanding balance at January 31, 2020 and at October 31, 2019.

8. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of January 31, 2020 and at October 31, 2019. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of January 31, 2020 and October 31, 2019, net deferred tax assets were $161,122.

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

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc.,(INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 4, 2015. The plaintiff is Star Insurance Company. The Company’s insurer has retained an attorney and has begun the discovery process. The Company believes its exposure is a range of $20,000 to $25,000, the amount of the Company’s deductible on its insurance policy, and the Company has accrued $25,000 related to this case.

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

General

The following discussion should be read together with our unaudited condensed financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended October 31, 2019, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations: Three Month Comparison

In the first quarter ended January 31, 2020, the Company had net sales of $2,010,261 compared to net sales of $2,469,256 in the first quarter of fiscal 2019. The decrease in net sales was primarily the result of market conditions in the first quarter of fiscal 2020, versus the first quarter of fiscal 2019. The Company had no shipments of two-ram balers and lower shipments of closed door horizontal balers in the first quarter of fiscal 2020.

Cost of sales increased to $1,932,794 in the first quarter of fiscal 2020 compared to $2,183,557 in the first quarter of 2019. Cost of sales sold as a percentage of net sales increased to 96.2% for the first quarter of fiscal 2020 compared to 88.4% for the first quarter of fiscal 2019.

The Company had a net loss of $184,481 in the first quarter of fiscal 2020, compared to a net loss of $18,788 in the first quarter fiscal 2019. The lower net income is the result of lower sales, gross profit and higher selling expenses.

The sales order backlog was approximately $1,950,000 at January 31, 2020 and $2,630,000 at January 31, 2019. The Company received $1,380,000 in new orders in the first week of February 2020.

Financial Condition and Liquidity:

Net working capital at January 31, 2020 was $7,246,344 as compared to $7,388,462 at October 31, 2019. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first three months of fiscal 2020 were 33.7 days, as compared to 23.0 days in the first three months of fiscal 2019. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 91.25).

During the three months ended January 31, 2020 and 2019, the Company made additions to plant and equipment of $11,037 and $146,778 respectively.

The Company has a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2019. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2020. The line of credit had no outstanding balance at January 31, 2020 and at October 31, 2019.

In the event that the Company’s line of credit would not be available, the Company would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

The Company had cash deposits in banks of $3,238,879 and $3,411,825 above the FDIC insured limit of $250,000 per bank at January 31, 2020 and October 31, 2019, respectively.

Off-Balance Sheet Arrangements

As of January 31, 2020, we have no material off-balance sheet arrangements with unconsolidated entities.

Critical Accounting Estimates

There have been no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Recent Accounting Pronouncements

See Note 1(f) to our Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates as a result of its financing activities, including its borrowings on the revolving line of credit facility. Based on the current level of borrowings, a change in interest rates is not expected to have a material effect on operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

As of January 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, and under the supervision and with the participation of the management, including the Company’s CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Management, with the participation of the Company’s principal executive and principal financial officers, also assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2020. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

The Company previously reported a material weakness in certain purchasing and inventory controls in its Annual Report on Form 10-K for the year ending October 31, 2018. During the second quarter of the fiscal year ended October 31, 2019, management made certain improvements to purchasing controls, logical access controls to inventory records, and physical access to inventory items. Management believes the control improvements that have been initiated have fully remediated the control weakness previously reported and that and that internal controls over financial reporting were effective as of January 31, 2020.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2020, other than those related to the material weakness described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc., (INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 4, 2015. The plaintiff is Star Insurance Company. The Company’s insurer has retained an attorney and has begun the discovery process. The Company believes its exposure is a range of $20,000 to $25,000, the amount of the Company’s deductible on its insurance policy. Accordingly, the Company has accrued $25,000 related to this case.

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

INTERNATIONAL BALER CORPORATION

March 13, 2020	By:	/s/ Victor W. Biazis
Victor W. Biazis
Chief Executive Officer

March 13, 2020	By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer

