Form 10-Q
period 2020-04-30
INTERNATIONAL BALER CORP
filed 2020-06-12
CIK 781902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934--

For the transition period from ________________ to __________________

Commission File Number: 0-14443

____________________

INTERNATIONAL baler CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2842053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES ☐  NO ☒

As of June 12, 2020, there were 5,183,894 shares of common stock of the registrant outstanding.

1

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS

	April 30, 2020	October 31, 2019
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$3,231,176	$2,714,764
Certificate of deposit	1,010,169	1,003,389
Accounts receivable, net of allowance for doubtful accounts of $6,000 at April 30, 2020 and $15,000 at October 31, 2019	733,214	644,915
Inventories	4,341,746	4,119,057
Prepaid expense and other current assets	216,641	77,858
Total current assets	9,532,946	8,559,983

Property, plant and equipment, at cost:	4,413,356	4,336,733
Less: accumulated depreciation	3,133,313	3,026,513
Net property, plant and equipment	1,280,043	1,310,220
Other assets
Deferred income taxes	161,122	161,122
Total other assets	161,122	161,122
TOTAL ASSETS	$10,974,111	$10,031,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$607,938	$329,618
Accrued liabilities	61,210	185,334
Customer deposits	1,066,764	656,569
Total current liabilities	1,735,912	1,171,521
Notes payable	626,466	—
Total liabilities	2,362,378	1,171,521

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,809,157	3,057,228
	9,293,143	9,541,214
Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	8,611,733	8,859,804
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,974,111	$10,031,325

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2020 AND 2019
UNAUDITED

	Three Months		Six Months
	2020	2019	2020	2019
Net sales:
Equipment	$1,267,141	$2,199,466	$2,710,122	$3,858,690
Parts and service	747,802	715,085	1,315,082	1,525,117
Total net sales	2,014,943	2,914,551	4,025,204	5,383,807
Cost of sales	1,762,775	2,535,028	3,695,569	4,718,585
Gross profit	252,168	379,523	329,635	665,222

Operating expense:
Selling expense	119,404	142,208	252,977	253,019
Administrative expense	221,698	236,349	413,923	436,946
Total operating expense	341,102	378,557	666,900	689,965

Operating (loss) income	(88,934)	966	(337,265)	(24,743)

Other income:
Interest income	5,344	899	11,194	1,820
Total other income	5,344	899	11,194	1,820

(Loss) income before income taxes	(83,590)	1,865	(326,071)	(22,923)

Income tax benefit	(20,000)	—	(78,000)	(6,000)

Net (loss) income	$(63,590)	$1,865	$(248,071)	$(16,923)

(Loss) income per share, basic and diluted	$(0.01)	$0.00	$(0.05)	$(0.00)
Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019
UNAUDITED

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2019	6,429,875	$64,299	$6,419,687	$3,057,228	1,245,980	$(681,410)	$8,859,804
Net loss				(184,481)			(184,481)
Balance - January 31, 2020	6,429,875	64,299	6,419,687	2,872,747	1,245,980	(681,410)	8,675,323
Net loss				(63,590)			(63,590)
Balance - April 30, 2020	6,429,875	$64,299	$6,419,687	$2,809,157	1,245,980	$(681,410)	$8,611,733

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2018	6,429,875	$64,299	$6,419,687	$3,380,842	1,245,980	$(681,410)	$9,183,418
Net loss				(18,788)			(18,788)
Balance - January 31, 2019	6,429,875	$64,299	$6,419,687	$3,362,054	1,245,980	$(681,410)	$9,164,630
Net income				1,865			1,865
Balance - April 30, 2019	6,429,875	$64,299	$6,419,687	$3,363,919	1,245,980	$(681,410)	$9,166,495

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019
UNAUDITED

	2020	2019
Cash flow from operating activities:
Net loss	$(248,071)	$(16,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,800	105,230
Changes in operating assets and liabilities:
Accounts receivable	(88,299)	(268,217)
Inventories	(222,689)	44,498
Prepaid expenses and other assets	(138,783)	93,009
Accounts payable	278,320	(20,771)
Accrued liabilities	(124,124)	(121,252)
Customer deposits	410,195	(295,134)
Net cash used in operating activities	(26,651)	(479,560)

Cash flows from investing activities:
Purchase of property and equipment	(76,623)	(215,352)
Interest earned on certificates of deposit	(6,780)	—
Net cash used in investing activities	(83,403)	(215,352)

Cash flows from financing activities:
Proceeds from PPP loan	626,466	—
Net cash provided by financing activities	626,466	—

Net increase (decrease) in cash and cash equivalents	516,412	(694,912)

Cash and cash equivalents at beginning of period	2,714,764	4,733,510
Cash and cash equivalents at end of period	$3,231,176	$4,038,598

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

2. Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended April 30, 2020 are not necessarily indicative of the results that may be expected for the year ending October 31, 2020. The accompanying balance sheet as of October 31, 2019 was derived from the audited financial statements as of October 31, 2019.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the six-month period ended April 30:

	2020	2019
Beginning balance	$60,000	$80,000
Warranty service provided	(71,803)	(59,243)
New product warranties	27,101	38,587
Changes to pre-existing warranty accruals	34,702	10,656
Ending balance	$50,000	$70,000

(d) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

(e) Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $49,989 and $67,844 for the six months ended April 30, 2020 and 2019, respectively, and are included in selling expense on the accompanying Condensed Statements of Income.

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

In the first six months ended in April 30, 2020 deferred revenue of $566,300 from the fiscal year ended October 31, 2019 was recognized.

b) Disaggregation of Revenue

Disaggregated revenue is by primary geographic market is as follows:

Revenue by Geographic Area	Six Months Ended April 30, 2020
United States	$3,807,552
International	217,652
Total	$4,025,204

5. Related Party Transactions:

The Estate of Leland E. Boren is a stockholder of the Company and is the owner of Avis Industrial Corporation (Avis). The Estate controls over 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The company had no purchases from these companies in the first half of fiscal 2020 and in the fiscal year ending October 31, 2019. The Company had no sales to The American Baler Company in the first half of fiscal 2020 and in the fiscal year ended October 31, 2019. The Company sold two closed door horizontal balers to Harris Waste Management for $122,950 in fiscal 2019 and had no sales to Harris Waste Management in the first half of fiscal 2020.

6. Inventories:

Inventories consisted of the following:

	April 30, 2020	October 31, 2019
Raw materials	$2,536,801	$2,035,612
Work in process	1,679,361	1,239,861
Finished goods	125,584	843,584
	$4,341,746	$4,119,057

7. Debt:

The Company had a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2020 with a $1,000,000 line of credit limit. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2021. The line of credit had no outstanding balance at April 30, 2020 and at October 31, 2019.

On April 16, 2020 the Company received a $626,466 loan made pursuant to the terms of the Paycheck Protection Program authorized by the CARES Act. The loan has a two-year term and accrues simple interest at a fixed annual rate of 1.00%. Under the terms of the CARES Act guidelines, a portion of the loan up to 100% may be forgiven by the U.S. Small Business Administration if the amount spent is within the timeframe and under the guidelines that have been set for forgiveness.

8. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of April 30, 2020 and at October 31, 2019. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of April 30, 2020 and October 31, 2019, net deferred tax assets were $161,122.

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

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc.,(INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 4, 2015. The plaintiff is Star Insurance Company. The Company’s insurer settled this claim in March 2020. The Company’s liability on this settlement of the claim was $20,547 which has been paid.

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

10. Subsequent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, and future results of operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations or financial condition for the fiscal year ending October 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” and “our,” refer to International Baler Corporation.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding  industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, but not limited to, changes in general economic conditions, the impact and the unknown risks relating to the COVID-19 pandemic, changing competition and our ability to market and sell our commercial and industrial balers. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this Quarterly Report. We undertake no obligation to update publicly any forward-looking statements for any reason.

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

Results of Operations:

Three Months Ended April 30, 2020 (“second quarter of fiscal 2020”) compared to the three months ended April 30, 2019 (“second quarter of fiscal 2019”)

The Company had net sales of $2,014,943 for the second quarter of fiscal 2020 compared to net sales of $2,914,551 for the second fiscal quarter of 2019. The decrease in net sales was primarily the result of market conditions in the second quarter of fiscal 2020, versus the second quarter of fiscal 2019. The Company shipped one auto-tie baler and one two-ram baler in the second quarter of fiscal 2020 versus no auto-tie balers and four two-ram balers in the second quarter of fiscal 2019.

Cost of sales decreased by 30% to $1,762,772 for the second quarter of fiscal 2020 compared to cost of sales of $2,535,028 for the second quarter of fiscal 2019. The decrease in cost of sales was primarily a result of lower sales volume. Gross profit as a percentage of sales declined slightly from 13.0% in the second quarter of 2019 to 12.5% in the current year second quarter.

Total operating expenses, consisting of selling expenses and administrative expenses, decreased by 9.9% to $341,102 in the second quarter of fiscal 2020 compared to $378,557 in the second quarter of fiscal 2019. The Company did not furlough or layoff any employees as a result of the pandemic virus.

Interest income increased to $5,334 for the second quarter of fiscal 2020 compared to $899 for the second quarter of fiscal 2019.

The Company’s net loss before income taxes was $83,590 in the second quarter of 2020 compared to net income of $1,865 in the second quarter of 2019. The net loss was principally due to decreased revenues and a lower gross profit margin.

The Company had an income tax benefit of $20,000 in the second quarter of 2020 compared to no benefit in the second quarter of 2019.

As a result of the foregoing, the Company had a net loss of $63,590 in the second quarter of fiscal 2020 versus net income of $1,865 in the prior year second quarter.

Six Months Ended April 30, 2020 (“second half of fiscal 2020”) compared to the six months ended April 30, 2019 (“second half of fiscal 2019”)

The Company had net sales of $4,025,204 in the first six months of fiscal 2020, compared to net sales of $5,383,807 in the same period of 2019. The lower sales were due to the deteriorating market conditions starting in March 2020. Sales in the first six months of fiscal 2020 included one two-ram baler, $163,000, versus five two-ram balers $1,690,000, in the same period of 2019.

Cost of sales decreased by 21.7% to $3,695,569 in the second half of fiscal 2020 compared to cost of sales of $2,535,028 in the same period for fiscal 2019. The decrease in cost of sales was primarily a result of lower sales volume. Gross profit as a percentage of sales declined from 12.4% in the second half of fiscal 2019 to 8.2% in the second half of fiscal 2020.

Total operating expenses, consisting of selling expenses and administrative expenses, decreased by 3.3% to $666,900 in the second half of fiscal 2020 compared to $689,965 in the same period in fiscal 2019. The Company did not furlough or layoff any employees as a result of the pandemic virus.

Interest income increased to $11,194 for the second half of fiscal 2020 compared to $1,820 for the second half of fiscal 2019.

The Company’s net loss before income taxes was $326,071 in the second half of fiscal 2020 compared to a net loss of $22,923 in the second half of fiscal 2019. The net loss in the second half of 2019 was principally due to the Company’s decreased revenues and lower gross profit margin.

The Company had an income tax benefit of $78,000 in the first half of 2020 compared to $6,000 in the second half of 2019.

As a result of the forgoing, the Company had a net loss of $248,071 in the first six months of fiscal 2020 compared to a net loss of $16,923 in the first six months of 2019.

Financial Condition and Liquidity:

Net working capital at April 30, 2020 was $7,170,568 as compared to $7,388,462 at October 31, 2019. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first six months of fiscal 2020 were 39.3 days, as compared to 22.9 days in the first six months of fiscal 2019. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by six, and dividing that result by the average day’s sales for the period (period sales ÷ 181).

During the six months ended April 30, 2020 and 2019, the Company made additions to plant and equipment of $76,623 and $215,352 respectively.

The Company had a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2020 with a $1,000,000 line of credit limit. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2020. The line of credit had no outstanding balance at April 30, 2021 and at October 31, 2019.

On April 16, 2020 the Company received a $626,466 loan made pursuant to the terms of the Paycheck Protection Program authorized by the CARES Act. The loan has a two-year term and accrues simple interest at a fixed annual rate of 1.00%. Under the terms of the CARES Act guidelines, a portion of the loan up to 100% may be forgiven by the U.S. Small Business Administration if the amount spent is within the timeframe and under the guidelines that have been set for forgiveness.

In the event that the Company’s line of credit would not be available, the Company would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

The Company had cash deposits in banks of $4,043,348 and $3,411,825 above the FDIC insured limit of $250,000 per bank at April 30, 2020 and October 31, 2019, respectively.

Impact of the COVID-19 Pandemic

We are closely monitoring ongoing developments in connection with the COVID-19 global pandemic, which has the potential to adversely impact several aspects of our commercial and manufacturing operations, including but not limited to potential disruptions to our supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally.

As of the date of this report, the COVID-19 pandemic has not materially adversely impacted our capital and financial resources, Due to the economic uncertainty that has resulted from the pandemic, and the potential impact of such to our stakeholders, we are unable to predict with certainty any potential impacts to our business. Additionally, because we are unable to determine the ultimate severity or duration of the outbreak or its long-term effects on, among other things, the global, national or local economies, the capital and credit markets, our workforce, our customers or our suppliers, at this time we are unable to predict whether the COVID-19 crisis will have a material adverse impact on our business, financial condition, liquidity and results of operations.

Off-Balance Sheet Arrangements

As of April 30, 2020, the Company has no material off-balance sheet arrangements with unconsolidated entities.

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

As of April 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, and under the supervision and with the participation of the management, including the Company’s CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Management, with the participation of the Company’s principal executive and principal financial officers, also assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2020. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

The Company previously reported a material weakness in certain purchasing and inventory controls in its Annual Report on Form 10-K for the year ending October 31, 2018. During the second quarter of the fiscal year ended October 31, 2019, management made certain improvements to purchasing controls, logical access controls to inventory records, and physical access to inventory items. Management believes the control improvements that have been initiated have fully remediated the control weakness previously reported and that and that internal controls over financial reporting were effective as of April 30, 2020.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2020, other than those related to the material weakness described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc., (INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 4, 2015. The plaintiff is Star Insurance Company. The Company’s insurer settled this claim in March 2020. The Company’s liability on the settlement of this claim was $20,547 which has been paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on April 27, 2020. As of the close of business on March 17, 2020, the record date for the Annual Meeting, there were 5,183,895 shares of Company common stock outstanding and entitled to vote at the Annual Meeting. Each share of Company common stock was entitled to one vote. Stockholders holding an aggregate of 4,497,302 shares of Company common stock entitled to vote at the Annual Meeting, representing 86.75% of the outstanding shares of Company common stock as of the record date, and which constituted a quorum thereof, were present in person or represented by proxy at the Annual Meeting.

At the Annual Meeting, the Company’s stockholders considered two proposals, each of which is described in more detail in the Company’s definitive proxy statement for the Annual Meeting filed with the Securities and Exchange Commission on March 25, 2020.

The final results of such stockholder voting on each proposal brought before the Annual Meeting are set forth below:

Proposal No. 1 - Election of Class I Directors. The two director nominees proposed by the Board were elected to serve as members of the Board until the next annual meeting of stockholders and until their successors are duly elected and qualified by the following final voting results:

	Votes For	Votes Withheld
Victor W. Biazis	4,476,267	21,035
Martha R. Songer	4,476,105	21,197

Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm. The ratification of the appointment of Pivot CPAs as the Company’s independent registered public accounting firm for the year ending October 31, 2020, was approved by the following final voting results:

Votes For	Votes Against	Votes Abstained
4,496,740	562	-

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

INTERNATIONAL BALER CORPORATION

Dated: June 12, 2020	By:	/s/ Victor W. Biazis
Victor W. Biaziz
Cheif Executive Officer

	By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer

Dated: Septem D Dated: June 12, 2020

