Form 10-Q
period 2020-07-31
INTERNATIONAL BALER CORP
filed 2020-09-11
CIK 781902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

or

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

5400 Rio Grande Avenure, Jacksonville, Florida 332254
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
Smaller reporting company ☒
Emerging reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

As of September 11, 2020, there were 5,183,894 shares of common stock of the registrant outstanding.

1

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS

	July 31, 2020	October 31, 2019
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,505,309	$2,714,764
Certificate of deposit	1,011,215	1,003,389
Accounts receivable, net of allowance for doubtful accounts of $6,000 at July 31, 2020 and $15,000 at October 31, 2019	694,803	644,915
Inventories	4,334,623	4,119,057
Prepaid expense and other current assets	133,793	77,858
Total current assets	8,679,743	8,559,983
Property, plant and equipment, at cost:	4,437,227	4,336,733
Less: accumulated depreciation	3,108,741	3,026,513
Net property, plant and equipment	1,328,486	1,310,220

Other assets
Deferred income taxes	161,122	161,122
Total other assets	161,122	161,122
TOTAL ASSETS	$10,169,351	$10,031,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$265,454	$329,618
Accrued liabilities	204,515	185,334
Customer deposits	508,977	656,569
Total current liabilities	978,946	1,171,521
Notes payable	626,466	—
Total liabilities	1,605,412	1,171,521

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $.0001,10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,761,363	3,057,228
	9,245,349	9,541,214
Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	8,563,939	8,859,804
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,169,351	$10,031,325

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2020 AND 2019
UNAUDITED

	Three Months		Nine Months
	2020	2019	2020	2019
Net sales:
Equipment	$1,937,971	$1,676,414	$4,648,093	$5,535,104
Parts and service	727,267	730,710	2,042,349	2,255,827
Total net sales	2,665,238	2,407,124	6,690,442	7,790,931

Cost of sales	2,285,480	2,072,365	5,981,049	6,790,950

Gross profit	379,758	334,759	709,393	999,981

Operating expense:
Selling expense	217,565	157,323	470,542	410,342
Administrative expense	236,163	217,105	650,086	654,051
Total operating expense	453,728	374,428	1,120,628	1,064,393

Operating loss	(73,970)	(39,669)	(411,235)	(64,412)

Other income
Interest income	1,676	2,662	12,870	4,482
Other income	10,500	175,841	10,500	175,841
Total other income	12,176	178,503	23,370	180,323

(Loss) income before income taxes	(61,794)	138,834	(387,865)	115,911
Income tax (benefit) provision	(14,000)	34,000	(92,000)	28,000
Net (loss) income	$(47,794)	$104,834	$(295,865)	$87,911

(Loss) income per share, basic and diluted	$(0.01)	$0.02	$(0.06)	$0.02

Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019
UNAUDITED

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2019	6,429,875	$64,299	$6,419,687	$3,057,228	1,245,980	$(681,410)	$8,859,804
Net loss				(184,481)			(184,481)
Balance - January 31, 2020	6,429,875	64,299	6,419,687	2,872,747	1,245,980	(681,410)	8,675,323
Net loss				(63,590)			(63,590)
Balance - April 30, 2020	6,429,875	64,299	6,419,687	2,809,157	1,245,980	(681,410)	8,611,733
Net loss				(47,794)			(47,794)
Balance - July 31, 2020	6,429,875	$64,299	$6,419,687	$2,761,363	1,245,980	$(681,410)	$8,563,939

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2018	6,429,875	$64,299	$6,419,687	$3,380,842	1,245,980	$(681,410)	$9,183,418
Net loss				(18,788)			(18,788)
Balance - January 31, 2019	6,429,875	64,299	6,419,687	3,362,054	1,245,980	(681,410)	$9,164,630
Net income				1,865			1,865
Balance - April 30, 2019	6,429,875	64,299	6,419,687	3,363,919	1,245,980	(681,410)	$9,166,495
Net income				104,834			104,834
Balance July 31, 2019	6,429,875	$64,299	$6,419,687	$3,468,753	1,245,980	$(681,410)	$9,271,329

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019
UNAUDITED

	2020	2019
Cash flow from operating activities:
Net (loss) income	$(295,865)	$87,911
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	161,400	157,430
Gain on sale of fixed assets	(10,500)	—
Changes in operating assets and liabilities:
Accounts receivable	(49,888)	(23,290)
Inventories	(215,566)	(140,389)
Prepaid expenses and other assets	(55,935)	48,990
Accounts payable	(64,164)	(89,281)
Accrued liabilities	19,181	(99,844)
Customer deposits	(147,592)	(639,760)
Net cash used in operating activities	(658,929)	(698,233)

Cash flows from investing activities:
Purchase of property and equipment	(179,666)	(244,580)
Proceeds received on sale of fixed assets	10,500	—
Interest earned on certificates of deposit	(7,826)	—
Net cash used in investing activities	(176,992)	(244,580)

Cash flows from financing activities:
Proceeds from PPP loan	626,466	—
Net cash provided by financing activities	626,466	—

Net decrease in cash and cash equivalents	(209,455)	(942,813)

Cash and cash equivalents at beginning of period	2,714,764	4,733,510
Cash and cash equivalents at end of period	$2,505,309	$3,790,697

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

2. Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended July 31, 2020 are not necessarily indicative of the results that may be expected for the year ending October 31, 2020. The accompanying balance sheet as of October 31, 2019 was derived from the audited financial statements as of October 31, 2019.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2019.

The Company is closely monitoring ongoing developments in connection with the COVID-19 global pandemic, which has had an adverse impact on sales as many customers are holding off purchasing new equipment. The Company has taken actions to protect its employees, customers and vendors with such actions as employees working from home and employees at work at the Company’s facilities are separated as much as possible. Travel has been limited and face to face meetings with vendors and customers is being limited.  The Company's operations are vulnerable to the reduced economic activity caused by the COVID-19 outbreak, which was declared a pandemic in March 2020 and led many local, state and national government jurisdictions to put in place temporary social distancing and shelter-in-place mandates. In May and early June, many governments began phased reopenings of their economies. These phased approaches promote economic activity while adhering to new guidelines and enhanced safety measures. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous factors and future developments that the Company cannot predict, including the severity of the virus; the occurrence of a “second wave” or additional spikes; the duration of the outbreak; governmental, business or other actions taken in response to the pandemic; and impacts on the Company's supply chain, its ability to keep operating locations open, and on customer demand. If the pandemic persists or worsens, the estimates and assumptions management made as of July 31, 2020 could change in subsequent interim reports and upon final determination at year-end, and it is reasonably possible such changes could be significant. The Company has evaluated subsequent events through the date the condensed consolidated financial statements covered by this quarterly report were issued. The Company will continue to evaluate the nature and extent of these potential impacts to its business and consolidated financial statements.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the nine-month period ended July 31:

	2020	2019
Beginning balance	$60,000	$80,000
Warranty service provided	(86,686)	(111,987)
New product warranties	46,480	55,351
Changes to pre-existing warranty accruals	20,206	46,636
Ending balance	$40,000	$70,000

(d) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

(e) Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $83,386 and $112,384 for the nine months ended July 31, 2020 and 2019, respectively, and are included in selling expense on the accompanying Condensed Statements of Income.

(f) Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements:

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs and any not listed below were assessed and determined to be not applicable or are expected to have a minimal impact on the Company's condensed consolidated financial statements

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard effective November 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact of ASC 606 the Company concluded that ASC 606 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers therefore the Company did not record a cumulative transition adjustment.

In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. All leases will be required to be recorded on the balance sheet with the exception of short-term leases. Early application is permitted. The guidance must be adopted using a modified retrospective transition method. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. ASU 2016-02 was adopted in our fiscal year beginning November 1, 2019. The Company has concluded that ASU 2016-02 had no material effect on our financial statements and related disclosures.

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

All other product sales with customer specific acceptance provisions are recognized at a point in time upon customer acceptance and the completed delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Generally, pricing is fixed and the majority of the Company’s contracts have short duration and a single performance obligation to deliver a configured made- to- order baler and related equipment to the customer. The Company has elected to expense shipping and handling costs as incurred.

In the first nine months ended in July 31, 2020 deferred revenue of $566,300 from the fiscal year ended October 31, 2019 was recognized in net sales.

b) Disaggregation of Revenue

Disaggregated revenue by primary geographic market is as follows:

Revenue by Geographic Area	Nine Months Ended July 31
	2020	2019
United States	$6,446,678	$6,506,854
International	243,764	1,284,077
Total	$6,690,442	$7,790,931

5. Related Party Transactions:

The Estate of Leland E. Boren is a stockholder of the Company and is the owner of Avis Industrial Corporation (Avis). The Estate controls over 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no purchases from these companies in the first nine months of fiscal 2020 and in the fiscal year ended October 31, 2019. The Company had no sales to The American Baler Company in the first nine months of fiscal 2020 and in the fiscal year ended October 31, 2019. The Company sold two closed door horizontal balers to Harris Waste Management for $122,950 in fiscal 2019 and had no sales to Harris Waste Management in the first nine months of fiscal 2020.

6. Inventories:

Inventories consisted of the following:

	July 31, 2020	October 31, 2019
Raw materials	$2,435,1778	$2,035,612
Work in process	1,558,861	1,239,861
Finished goods	340,584	843,584
	$4,334,623	$4,119,057

7. Debt:

The Company had a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2020 with a $1,000,000 line of credit limit. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2021. The line of credit had no outstanding balance at July 31, 2020 and at October 31, 2019.

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

8. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered included, historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of July 31, 2020 and at October 31, 2019. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of July 31, 2020 and October 31, 2019, net deferred tax assets were $161,122.

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

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc.,(INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 4, 2015. The plaintiff is Star Insurance Company. The Company’s insurer settled this claim in March 2020. The Company’s liability on this settlement of the claim was $20,645 which has been paid.

In December 2018 the Company discovered an employee theft of Company property. The Company researched what items were stolen and estimated that the value of the stolen items was approximately $200,000. Since the Company conducts a physical inventory at the end of each fiscal year, any losses incurred for the fiscal year ended October 31, 2018 were reflected in the operating results of the Company for that fiscal year. The Company carries Crime Insurance which has an upper limit of $1,000,000 and a deductible of $25,000. In May 2019 the Company’s insurer approved the crime insurance claim and agreed to reimburse the Company $175,841. Insurance proceeds were received in May of 2019 and were recorded as other income in the accompanying condensed statements of income.

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

Results of Operations:

Three Months Ended July 31, 2020 (“third quarter of fiscal 2020”) compared to the three months ended July 31, 2019 (“third quarter of fiscal 2019”)

The Company had net sales of $2,665,238 for the third quarter of fiscal 2020 compared to net sales of $2,407,124 for the third fiscal quarter of 2019. The increase in sales was the result of a shipment of two large two-ram balers and one large auto-tie baler to one customer. The total sales value of this order was $1,380,750. In the third quarter of fiscal 2020 the Company sold fourteen balers and conveyors versus twenty-eight in the prior year third quarter.

Gross profit as a percentage of sales increased slightly from 13.9% in the third quarter of fiscal 2019 to 14.2% in the current year third quarter.

Total operating expenses, consisting of selling expenses and administrative expenses, increased by 21.2% to $453,728 in the third quarter of fiscal 2020 compared to $374,428 in the third quarter of fiscal 2019. Selling expenses in 2020 included a commission payment of $97,050 related to the large sales order mentioned previously. The Company did not furlough or layoff any employees as a result of the pandemic virus.

The Company’s net loss before income taxes was $61,794 in the third quarter of 2020 compared to net income of $138,834 in the third quarter of 2019. In the third quarter of fiscal 2019 the Company recorded other income from insurance proceeds received from a crime insurance claim (see note 9).

The Company had an income tax benefit of $14,000 in the third quarter of 2020 compared to a tax provision of $34,000 in the third quarter of 2019. As a result of the foregoing, the Company had a net loss of $47,794 in the third quarter of fiscal 2020 versus net income of $104,834 in the prior year third quarter.

Nine Months Ended July 31, 2020 (“nine months of fiscal 2020”) compared to the nine months ended July 31, 2019 (“nine months of fiscal 2019”)

The Company had net sales of $6,690,442 in the first nine months of fiscal 2020, compared to net sales of $7,790,931 in the same period of 2019. The lower sales were due to the deteriorating market conditions starting in March 2020. Sales in the first nine months of fiscal 2020 included six auto-tie balers and four two-ram balers versus eight auto-tie baler and six two-ram balers in the nine months of the prior fiscal year.

Total operating expenses, consisting of selling expenses and administrative expenses, increased by 5.3% to $1,120,628 in the nine months of fiscal 2020 compared to $1,064,393 in the same period in fiscal 2019. Selling expenses included a commission payment of $97,050 relating to the large sales order mentioned previously. The Company did not furlough or layoff any employees as a result of the pandemic virus.

Interest income increased to $12,870 for the nine months of fiscal 2020 compared to $4,482 for the nine months of fiscal 2019.

The Company’s net loss before income taxes was $387,865 in the nine months of fiscal 2020 compared to pre-tax income of $115,911 in the nine months of fiscal 2019. The net loss in the nine months of 2020 was principally due to the Company’s decreased revenues and lower gross profit margin.

The Company had an income tax benefit of $92,000 in the first nine months of 2020 compared to a tax provision of $28,000 in the nine months of 2019.

As a result of the forgoing, the Company had a net loss of $295,865 in the first nine months of fiscal 2020 compared net income of $87,911 in the first nine months of 2019.

Financial Condition and Liquidity:

Net working capital at July 31, 2020 was $7,700,797 as compared to $7,388,462 at October 31, 2019. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first nine months of fiscal 2020 were 32.5 days, as compared to 23.0 days in the first nine months of fiscal 2019. Days sales outstanding was negatively impacted in fiscal 2020 by one customer who bought a proto-type baler and did not make the final payment of $546,000 for sixty-seven days. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by six, and dividing that result by the average day’s sales for the period (period sales ÷ 273).

During the nine months ended July 31, 2020 and 2019, the Company made additions to plant and equipment of $179,666 and $244,580, respectively.

The Company had a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2020 with a $1,000,000 line of credit limit. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2020. The line of credit had no outstanding balance at July 31, 2020 and at October 31, 2019.

On April 16, 2020 the Company received a $626,466 loan made pursuant to the terms of the Paycheck Protection Program (PPP) authorized by the CARES Act. The loan has a two-year term and accrues simple interest at a fixed annual rate of 1.00%. Under the terms of the CARES Act guidelines, a portion of the loan up to 100% may be forgiven by the U.S. Small Business Administration if the amount spent is within the timeframe and under the guidelines that have been set for forgiveness. The Company has used the proceeds from PPP as described in the program for full forgiveness of the loan and the Company anticipates that the loan will be forgiven.

In the event that the Company’s line of credit would not be available, the Company would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

The Company had cash deposits in banks of $3,470,153 and $3,411,825 above the FDIC insured limit of $250,000 per bank at July 31, 2020 and October 31, 2019, respectively.

Impact of the COVID-19 Pandemic

We are closely monitoring ongoing developments in connection with the COVID-19 global pandemic, which has had an adverse impact on sales as many customers are holding off purchasing new equipment.

As of the date of this report, the COVID-19 pandemic has not materially adversely impacted our capital and financial resources. Due to the economic uncertainty that has resulted from the pandemic, and the potential impact of such to our stakeholders, we are unable to predict with certainty any potential impacts to our business. Additionally, because we are unable to determine the ultimate severity or duration of the outbreak or its long-term effects on, among other things, the global, national or local economies, the capital and credit markets, our workforce, our customers or our suppliers, at this time we are unable to predict the adverse extent that the COVID-19 crisis will have on our business, financial condition, liquidity and results of operations.

Off-Balance Sheet Arrangements

As of July 31, 2020, the Company has no material off-balance sheet arrangements with unconsolidated entities.

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

As of July 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, and under the supervision and with the participation of the management, including the Company’s CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Management, with the participation of the Company’s principal executive and principal financial officers, also assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2020. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

The Company previously reported a material weakness in certain purchasing and inventory controls in its Annual Report on Form 10-K for the year ending October 31, 2018. During the second quarter of the fiscal year ended October 31, 2019, management made certain improvements to purchasing controls, logical access controls to inventory records, and physical access to inventory items. Management believes the control improvements that have been initiated have fully remediated the control weakness previously reported and that and that internal controls over financial reporting were effective as of July 31, 2020.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2020, other than those related to the material weakness described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 1, 2017 the Company was served with a complaint related to an injury to an employee working at Integrated Coating and Seed Technology Inc., (INCOTEC). The employee was operating a baler manufactured by the Company in 1994. The injury occurred on December 4, 2015. The plaintiff is Star Insurance Company. The Company’s insurer settled this claim in March 2020. The Company’s liability on the settlement of this claim was $20,645 which has been paid.

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

INTERNATIONAL BALER CORPORATION

Dated: September 11, 2020	By:	/s/ Victor W. Biazis
Victor W. Biaziz
Cheif Executive Officer

	By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer

