Form 10-K
period 2020-10-31
INTERNATIONAL BALER CORP
filed 2021-01-29
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2020

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

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	IBAL	Pink Sheets

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

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepare or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (April 30, 2020 closing price $1.25): $1,045,545

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. (January 15, 2021): 5,183,895

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Products

Balers utilize mechanical, hydraulic, and electrical mechanisms to compress a variety of materials into bales for easier and lower cost handling, shipping, disposal, storage, and/or bulk sales for recycling. The Company offers a wide variety of balers, certain types that are standardized and others that are designed to specific customer requirements. The Company's products include (i) general purpose horizontal and vertical balers, (ii) specialty balers, such as those used for textile materials, used clothing, aluminum cans, 55-gallon drums and synthetic rubber; and (iii) accessory equipment such as conveyors, fluffers, bale tying machines, and plastic bottle piercers (machines which puncture plastic bottles before compaction for greater density). The Company also provides service and repair work to general purpose and specialty balers.

General Purpose Balers

These balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 3,000 pounds and range in price from approximately $5,000 to $600,000. General purpose baler sales constituted approximately 57% and 60% of net sales for the fiscal years ended October 31, 2020 and 2019, respectively.

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

Specialty balers range in price from approximately $10,000 to $550,000, and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 9% and 6% of net sales for the fiscal years ended October 31, 2020 and 2019, respectively.

Accessory Equipment

The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. This equipment includes conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. For 2020 and 2019, accessory equipment did not represent a significant percentage of net sales.

Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials, three (3) years for structural damage, and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 32% and 31% of the Company’s net sales for fiscal 2020 and 2019, respectively.

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

The Company's general purpose balers are sold throughout the United States to such end users as waste producing retailers, manufacturing and fabricating plants, bulk material producers, and solid waste recycling facilities. Specialty balers are sold worldwide, including Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. During fiscal 2020, foreign sales amounted to $884,664 or approximately 10% of the Company’s net sales while in fiscal 2019, foreign sales amounted to $1,326,639, approximately 14% of the Company’s net sales. In fiscal 2020 and 2019, the Company had no significant sales to any one foreign country.

During fiscal 2020 and fiscal 2019, IBC had sales to more than 300 customers. In fiscal 2020, three customers accounted for 20.0%, 16.5% and 7.0% of total net sales, respectively, while in fiscal 2019, three customers accounted for 17.8%, 6.5% and 4.7% of net sales, respectively. Three customers accounted for 22.0%, 14.1%, and 13.2%, respectively, of the Company’s accounts receivable at October 31, 2020 and three customers accounted for 24.8%, 14.3%, and 13.3%, respectively, of the Company’s accounts receivable at October 31, 2019.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2020 were $1,735,000 and at October 31, 2019 were $1,370,000. The Company generally delivers its orders within four (4) months of the date booked.

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

Employees

As of October 31, 2020, the Company employed 49 full-time employees as follows: 4 in management and supervision: 9 in sales and service; 28 in manufacturing; 4 in engineering; and, 4 in administration.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any litigation and is not aware of any pending or potential legal actions against the Company. For a summary of past legal matters, please see Item 8, Financial Statements – Note 7 – Commitments and Contingencies.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is presently traded on the OTC Pink Sheets under the symbol IBAL. As of October 31, 2020, the number of shareholders of record of the Company's Common Stock was approximately 400, and management believes that there are approximately 500 beneficial owners of the Company’s common stock.

The following table sets forth the range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2020 and 2019, as reported and summarized on the OTC Pink Sheets. These quotations represent inter-dealer prices, without mark-up, mark-down, commissions, or adjustments and may not represent actual transactions.

Fiscal Year Ended October 31, 2020	High	Low

First Quarter	$1.65	$1.20
Second Quarter	1.50	1.10
Third Quarter	1.30	1.20
Fourth Quarter	1.45	1.11

Fiscal Year Ended October 31, 2019	High	Low

First Quarter	$2.00	$0.85
Second Quarter	1.80	1.55
Third Quarter	1.75	1.75
Fourth Quarter	1.75	1.40

Dividend Policy

The Company has paid no dividends since its inception. Other than the requirement of the Delaware Corporation law that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay dividends.

The decision to pay dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements, its financial condition and other relevant factors.

Recent Sales of Unregistered Securities

During the past two years ended October 31, 2020, the Company has not sold any unregistered securities.

Repurchases of Equity Securities

During the fiscal year ended October 31, 2020, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

Securities authorized for issuance under equity compensation plans

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement Concerning Forward-Looking Statements

This “Management’s Discussion and Analysis” contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions and changing competition which could cause actual results to differ materially from those indicated. Our forward-looking statements included in this 10-K speak only as of the date of this filing, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these many risks and uncertainties, readers of this prospectus are cautioned not to place undue reliance on our forward-looking statements.

Results of Operations

For the fiscal year ended October 31, 2020, net sales were $8,986,024 compared to $9,526,575 in fiscal 2019, a decrease of 5.7%. The decrease in net sales was primarily the result of the overall economic conditions which started in late 2019 and continued in 2020 due to the COVID-19 Pandemic. Sales of general purpose balers and conveyors were approximately $677,000 lower than in the prior fiscal year. However, sales of specialty balers were higher by approximately $190,000 in fiscal 2020 due to the sale of two rubber balers in 2020 versus one in fiscal 2019. The activity in the rubber baler markets continued to remain slower in the last three years.

Gross profit was $853,633 in fiscal year 2020 compared to $696,540 in fiscal 2019. Gross profit as a percentage of net sales increased to 9.5% in 2020 compared to 7.3% in 2019. The higher gross profit in fiscal 2020 was due the reduction of the Company’s manufacturing costs, primarily direct labor, as a percentage of net sales.

The Company had a loss from operations of $600,051 in the fiscal year ended October 31, 2020 compared to a loss from operations of $710,295 in the prior fiscal year. Selling expenses were higher in fiscal 2020 by $34,336 while administrative expenses were higher by $12,513.

The Company had a loss before income taxes of $575,180 in the fiscal year ended October 31, 2020 compared to a loss before income taxes of $524,742 in fiscal 2019.

Liquidity and Capital Resources

The Company’s net working capital at October 31, 2020 was $7,721,268 as compared to $7,388,462 at October 31, 2019.

Average Days Sales Outstanding (DSO) in fiscal 2020 was 32.3 days as compared to 24.1 days in fiscal 2019. Days sales outstanding was negatively impacted in fiscal 2020 by one customer who bought a proto-type baler and did not make the final payment of $546,000 for sixty-seven days. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by twelve, and dividing that result by the average day’s sales for the period (period sales ÷ 365).

The Company had a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2020 with a $1,000,000 line of credit limit. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2021. The line of credit had no outstanding balance at October 31, 2020 and at October 31, 2019.

On April 16, 2020 the Company received a $626,466 loan made pursuant to the terms of the Paycheck Protection Program authorized by the CARES Act. The loan has a two-year term and accrues simple interest at a fixed annual rate of 1.00%. Under the terms of the CARES Act guidelines, a portion of the loan up to 100% may be forgiven by U.S. Small Business Administration if the amount spent is within the timeframe and under the guidelines that have been set for forgiveness. On December 9, 2020 the Company was notified by its bank that the SBA has stated that this loan will be forgiven. The Company anticipates that the income from this loan forgiveness will be recognized in the first quarter of fiscal year ending October 31, 2021.

In fiscal 2020 the Company made additions of $183,000 to its buildings and manufacturing equipment, compared to additions of $244,580 in fiscal 2019. There are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

Impact of the COVID-19 Pandemic

We are closely monitoring ongoing developments in connection with the COVID-19 global pandemic, which has had an adverse impact on sales as many customers are holding off purchasing new equipment.

As of date of this report, the COVID-19 pandemic has not materially adversely impacted our capital and financial resources. Due to the economic uncertainty that has resulted from the pandemic, and the potential impact of such to our stakeholders, we are unable to predict with certainty any potential impacts to our business. Additionally, because we are unable to determine the ultimate severity or duration of the outbreak or its long-term effects on, among other things, the global, national or local economies, the capital and credit markets, our workforce, our customers or our suppliers, at this time we are unable to predict the adverse extent that the COVID-19 crisis will have our business, financial condition, liquidity and results of operations.

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

Inventory Allowance

The Company analyzes inventory for excess or slow-moving inventory. The Company reviews inventory for obsolescence on a regular basis. The allowance is estimated based on factors such as historical trends, current market conditions and management’s assessment of when the inventory would likely be sold and the quantities and prices at which the inventory would likely be sold in the normal course of business. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin and net income. Obsolete or damaged inventory is disposed of or written down to estimated net realizable value on a quarterly basis.

Management analyzes the value of labor and overhead allocated to work in progress inventory on a monthly basis. Additional adjustments, if necessary, are made based on management’s specific review of inventory on-hand. Management believes the estimates used in determining the allowance for excess and slow-moving inventory are critical accounting estimates as changes in the estimates could have a material impact on net income and the estimates involve a high degree of judgment.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the deferred tax assets at October 31, 2020 and 2019 as management believes it will fully utilize them. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. There were no accruals for uncertain tax positions at October 31, 2020 or 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data for the years ended October 31, 2020 and 2019 are being filed with this report and commence on page F-1, immediately following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including its CEO and CFO, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective with respect to certain raw materials pricing procedures occurring during the fiscal year ended October 31, 2020.

During an analysis of the physical inventory values and the reconciliation to the Company’s recorded book inventory, management discovered that certain procedures were not followed on some occasions. Specifically, the unit prices on some inventory invoices were not matched to the unit prices on the related purchase orders and adjusted to the invoice amount if different. The correction of these pricing errors was immaterial to the financial statements of the Company at October 31, 2020, however management considers this pricing error to be a material weakness in its controls and procedures for the fiscal year ended October 31, 2020. In order to remediate this material weakness management added two additional review steps to adjust inventory pricing to invoiced amounts if different from the purchase order amount.

During fiscal 2018 management determined the cause of an employee theft event referenced in the Company’s financial statements for the fiscal year ended October 31, 2018 was a material weakness in its controls and procedures. In order to remediate the material weakness and further strengthen the controls surrounding inventory loss due to theft, management initiated or enhanced inventory procedures by; strengthening segregation of duties to initiate purchase orders, receive inventory items, and make shipments, reviewing and approving all purchase orders and inventory receipts,, reviewing and verifying that all shipments are being made to approved customers of the Company, and by strictly controlling system access and physical access to physical inventory.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reporting was a result of not designing and monitoring effective controls over purchasing and the access to physical inventory and certain inventory records.

As part of a continuing effort to improve the Company’s business processes management will be taking steps described above to remedy these control deficiencies and is evaluating its internal controls and may update certain other controls to accommodate any modifications to its business processes or accounting procedures.

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

Management, with the participation of the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2020. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). During the year it was determined that management did not obtain Board of Directors approval in accordance with Company by-laws, to apply for a Paycheck Protection Program (PPP) loan authorized by the CARES Act. Management acted quickly in order to secure the loan before the funds were allocated to other applicants, however management considered this to be a material weakness in the Company’s internal controls over financial reporting. Management has confirmed its requirement to obtain Board approval before incurring any debt.

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

Based on the assessment performed using the criteria established by COSO, management has concluded that there was a material weakness surrounding the control of purchasing and access to certain Company inventory and inventory records and due to this material weakness the Company did not maintain effective internal control over financial reporting as of and for the years ended October 31, 2019 and 2020. While the material weakness resulted in a loss due to theft, it did not result in any material misstatements to the Company’s financial statements or disclosures for any interim periods during, or for the fiscal year 2019 or 2020. Management has implemented the actions mentioned above to ensure the Company has effective controls and procedures.

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

Changes in Internal Control over Financial Reporting

During the year ended October 31, 2020, except as described above, there have not been any other changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION

On November 23, 2018, Leland E. Boren, a Director of the Company, passed away. The Estate of Leland E. Boren is the largest stockholder of the Company and owns more than 50% of the Company’s voting power.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Age	Positions Held	Date of Initial Election or Designation
Victor W. Biazis	62	President, Chief Executive Officer and Class I Director	10/01/18
William E. Nielsen	73	Class III Director Chief Financial Officer	11/20/97 06/14/94
Lael E. Boren	52	Class III Director	04/15/11
Ronald L. McDaniel	81	Class II Director Chairman of the Board	05/16/06
John J. Martorana	70	Class III Director	01/05/09
Martha R. Songer	64	Class I Director	01/30/12

Victor W. Biazis, has served as the President and CEO of the Company since Oct. 1, 2018 and was elected to the Board on January 24, 2019. He has held various Senior Management and Executive roles in his career. He was with H.B. Fuller from 1981 to 2005, a Global Adhesive Supplier based in St. Paul, MN. From 2000 to 2005, he was a General Manager for the North America Packaging Adhesive Business Unit of H.B. Fuller. He then moved on and served as the President and Regional CEO for Wisdom Adhesives Global Group, based in Elgin, IL, from 2006 to 2011. Most recently, from 2011 to 2018, Mr. Biazis, was President and CEO of Coastal Industrial Products. Mr. Biazis received a Bachelor Degree in Political Science from Southeastern Louisiana University in 1981.

William E. Nielsen has served as the Company’s Chief Financial Officer since June 1994 and was elected a Director on November 20, 1997. He served as our President and Chief Executive Officer from January 10, 2017 through September 30, 2018. Prior to joining the Company, acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993, he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a BBA in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.

Lael E. Boren has served as a Director since April 2011. Mr. Boren is Vice President at Avis Industrial Corporation and has served in this role since December 2013. Mr. Boren has served as general manager and president of various organizations, including Badger Equipment Company and The Pierce Company. Prior to that, Mr. Boren owned an electronics business in Muncie and Marion, Indiana. He received a Bachelor’s of General Studies from Ball State University in 2014.

Ronald L. McDaniel joined the Company’s Board of Directors as its Chairman on May 16, 2006. Mr. McDaniel has been President of Western-Cullen-Hayes, Inc. since 1980. He has been serving on the Board of Directors of Avis Industrial since 2016 and served as the interim CEO from October 2018 until October 2020. He was Vice President and General Manager of Western-Cullen-Hayes from 1975 to 1980. From 1957 to 1975, Mr. McDaniel worked for Western-Cullen-Hayes and Burro Crane, an affiliated company, in various capacities including division controller. He served as the Mr. McDaniel has a bachelor’s degree from the University of Dayton and an MBA from the University of Chicago.

John J. Martorana joined the Company’s Board of Directors on January 5, 2009. Mr. Martorana has been the President of Iron Container, LLC since 2010 and has been a consultant to several divisions of Wastequip, Inc. since 2007. Mr. Martorana was the President of Wastequip of Florida from 1994 to 2007 after joining that company in 1991 as Vice President. From 1984 to 1991 he was responsible for sales and steel purchasing for Industrial Refuse Sales Inc., a family owned business which was sold to Wastequip, Inc. Prior to joining Industrial Refuse Sales, Mr. Martorana worked in the steel industry. He received a BS Degree in Education from Butler University in 1972.

Martha R. Songer has served as a Director since January 2012. Ms. Songer is the Executive Director of Avis Foundation, Inc. and has been in that role since January 2020. She also serves as a director of Avis Industrial Corporation and has held that position since 2012. From 2012-2019 she was Vice President and Assistant to the President at Avis Industrial Corporation in Upland, Indiana. Prior to that Ms. Songer was Alumni Director at Taylor University, also in Upland, Indiana. Ms. Songer received a Bachelor of Science from Taylor University in 1978 and a Master of Science in Management in 2002 from Indiana Wesleyan University. She has served as a director of Avis Industrial Corporation since 2012.

Board Classes

The Board is divided into three (3) classes of directors (“Class I,” “Class II,” and “Class III”), which each class having as nearly the same number of directors as practicable. Stockholders elect such class of directors, Class I, Class II, or Class III, as the case may be, to succeed such class directors whose terms are expiring, for a three (3) year terms, and such class of directors shall serve until the successors are elected and qualified. Officers of the Company serve at the pleasure of the Board of Directors. There is no understanding or arrangement between any director or any other person pursuant to which such individual was or is to be selected as a director or nominee of the Company.

During fiscal 2020 the Board of Directors met two times.

Family Relationships

There are no family relationships between executive officers or directors of the Company except that Lael Boren is the son of the late Leland E. Boren, a former controlling shareholder and a director of the Company, until his death on November 23, 2018. The Estate of Leland E. Boren owns more than 50% of the Company’s voting securities.

Delinquent Section 16 (a) Reports

Section 16(a) of the Security Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the forms furnished to us and written representations from certain reporting persons, the Company believes that all filing requirements applicable to our executive officers, directors and persons who own more than 10% of our common stock were compiled with in fiscal year 2020, except Mr. Boren, Mr. McDaniel and Ms. Songer each filed a late Form 3 and Mr. Boren and Ms. Songer each filed a late Form 4. These late Form 4 filings did not involve any transactions in the Company’s common stock, but related to reporting receipt of a gift of 2,000 shares of the Company’s common stock.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Standards of Business Conduct. The Standards of Business Conduct are available on the Company’s website at http://www.intl-baler.com. The Company intends to disclose any Amendments to its Code of Ethics and any waiver from a provision of the Code of Ethics granted to the Company’s Chief Executive Officer, Chief Financial Officer, or other persons performing similar functions, on the Company’s website within four business days following such amendment or waiver. Stockholders may request a free copy of the Standards of Business Conduct from: the Company’s Corporate Secretary, at International Baler Corporation, 5400 Rio Grande Avenue, Jacksonville, Florida 32254, (904)358-3812.

Independence of Directors

The Company’s securities are not listed on a national securities exchange or in an inter-dealer quotation system that requires that a majority of the Board be independent. However, for purposes of determining whether the Company’s directors are independent for purposes of 10-K, the Company is using the independence standards set forth in the rules of the NASDAQ Stock Market (“Nasdaq Rules”) to evaluate the independence of our Board.

Rule 5605 (b) (1) of the Nasdaq Rules requires that a majority of the members of the Company’s Board of Directors be independent in that they are not officers or employees of the Company and are free of any relationship that would interfere with the exercise of their independent judgment. The Board of Directors has affirmatively determined that one of the Company’s Directors, Mr. Martorana is independent under this Nasdaq Rule 5605.

The Company qualifies as a "controlled company" under the NASDAQ corporate governance rules due to the ownership by the Estate of Leland E. Boren of more than 50% of the Company’s voting power. In accordance with a provision in the Nasdaq rules for controlled companies, the Company would be exempt from certain of the corporate governance rules of Nasdaq including the requirements that a (1) a majority of the Board of Directors being composed of independent directors, (2) a nominating/corporate governance committee composed solely of independent directors and (3) a compensation committee composed solely of independent directors.

Committees

The Board has a standing Audit Committee and Compensation Committee. The full Board performs the functions of the Nominating Committee.

Audit Committee

Mr. McDaniel and Mr. Boren were members of the Company’s Audit Committee in fiscal 2020. Neither Mr. McDaniel nor Mr. Boren is an independent director under the NASDAQ or SEC rules for audit committee members The Board of Directors has determined that Mr. McDaniel has the attributes, education and experience as an “audit committee financial expert,” as such term is defined in Item 407) of Regulation S-K.

Nomination of Directors

The Company does not currently have a standing nominating committee or a formal nominating committee charter. As a “Controlled Company” as such term is defined by NASDAQ Listing Rule 5615 the Company is not required to have a Nominating Committee. Currently, the full Board of Directors performs the functions of a nominating committee pursuant to procedures adopted by the Board. The Board identifies the candidates for Board membership. In identifying candidates, the Board will seek recommendations from existing Board members, executive officers of the Company and all persons who own more than five percent (5%) of the Company’s outstanding securities. The Board has no stated specific minimum qualifications that must be met by a candidate for a position on the Board of Directors. While the Nominating Committee does not have a formal policy on diversity, when considering the selection of director nominees, the Nominating Committee considers individuals with diverse backgrounds, viewpoints, accomplishments, cultural background and professional expertise, among other factors. The Board may, when appropriate, retain an executive search firm and other advisors to assist it in identifying candidates for the Board.

The Board will consider director candidates recommended by stockholders who have followed the procedures described in the Company’s Bylaws and will evaluate such director candidates in the same manner in which it evaluates candidates recommended by other sources, as described above. In addition, such stockholder recommendations must be accompanied by (1) such information about each prospective director nominee as would have been required to be included in a Proxy Statement filed pursuant to the rules of the SEC had the prospective director nominee been nominated by the Board of Directors and (2) that the prospective director nominee has consented to be named, if nominated, as a nominee and, if elected, to serve as a director.

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

Executive Officer Compensation

The following table sets forth a summary of all compensation awarded to, earned by or paid to (i), the Company's Chief Executive Officer and (ii) Chief Financial Officer (“Named Executive Officers”) during fiscal years ended October 31, 2020 and 2019. No other executive officers received compensation which exceeded $100,000 during fiscal 2019 or fiscal 2020.

SUMMARY COMPENSATION TABLE
Annual Compensation							Long Term Awards
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	NONEQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)	TOTAL COMPENSATION
Victor W. Biazis President & CEO	2020 2019	200,000 200,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	200,000 200,000
William E Nielsen Chief Financial Officer	2020 2019	113,000 116,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	113,000 116,000

Outstanding Equity Awards at Year End

The Company’s Named Executive Officers did not have any outstanding equity awards as of October 31, 2020.

Option Grants and Exercises in Last Fiscal Year

No options were granted during fiscal 2020 to the Company's Named Executive Officers.

Employment Contracts

The Company does not have employment contracts, termination, severance or change of control agreements with its Named Executive Officers or other executives.

Director Compensation

The Company pays each non-employee director an annual retainer of $6,000, together with reimbursement for out-of-pocket expenses incurred to attend meetings.

Director Compensation for Fiscal 2020
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald L. McDaniel	6,000	0	0	0	0	0	6,000
Lael E. Boren	6,000	0	0	0	0	0	6,000
John J. Martorana	6,000	0	0	0	0	0	6,000
Martha R. Songer	6,000	0	0	0	0	0	6,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2020 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such share, subject to applicable community property laws and the address for each person is c/o International Baler Corporation, 5400 Rio Grande Avenue, Jacksonville, Florida 32254. As of December 31, 2020 we had 5,183,895 shares of common stock outstanding.

Name	Number of Shares Beneficially Owned	Percent of Class
Directors and Named Executive Officers
Victor W. Biazis	—	—
John J. Martorana	20,000	0.4%
Ronald L. McDaniel	—	—
William E. Nielsen(1)	118,301	2.3%
Lael E. Boren	2,000	0.0%
Martha R. Songer	2,000	0.0%
All Directors and Executive Officers
as a Group (6 persons)	142,301	2.7%
5% or Greater Stockholders
Estate of Leland E. Boren(2)	4,205,158	81.1%

(1)	Includes 118,301 shares held directly by the International Baler Corp. Profit Sharing Trust, an employee profit-sharing trust, for which Mr. Nielsen serves as trustee. Mr. Nielsen disclaims beneficial ownership over these shares.
(2)	Consists of 2,633,896 shares held by the Estate of Leland E. Boren and 1,571,262 shares owned by Avis Industrial Corporation, a company controlled by the Estate of Leland E. Boren. Angela M. Darlington, the Company’s Secretary has the authority to vote the shares of the Estate and of Avis Industrial Corporation, in her capacity as the Personal Representative of the Estate. Ms. Darlington disclaims beneficial ownership over these shares.

Changes In Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

The Estate of Leland E. Boren owns 99% of Avis Industrial Corporation (Avis). The Estate of Mr. Boren controls over 50% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no purchases from these companies in the fiscal years ended October 31, 2020 and 2019. The Company had no sales to The American Baler Company in fiscal years ended October 31, 2020 and 2019. The Company had no equipment sales to Harris Waste Management in fiscal 2020 and sold two closed door horizontal balers for $122,950 in the fiscal year ended October 31, 2019.

Indebtedness of Management

No officer, director or security holder known to the Company to own of record or beneficially more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons is indebted to the Company.

Independence of Directors

See Item 10. Directors and Executive Officers; Corporate Governance – Independence of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by Pivot CPAs, PA ( Pivot CPAs) for the audit of the Company’s annual financial statements for the years ended October 31, 2020 and 2019:

Fee Category	2020	2019
Audit Fees	$59,400	$59,400
Audit-Related Fees	0	0
Tax Fees	10,000	10,000
All Other Fees	0	0
Total Fees	$69,400	$69,400

“Audit Fees” include fees related to the services rendered in connection with the annual audit of the Company’s financial statements, the quarterly reviews of the Company’s quarterly reports on Form 10-Q and the reviews of and other services related to registration statements and other offering memoranda.

“Audit-Related Fees” are for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements.

“Tax Fees” include (i) tax compliance, (ii) tax advice, (iii) tax planning and (iv) tax reporting.

“All Other Fees” includes fees for all other services provided by the principal accountants not covered in the other categories.

All of the 2020 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by Pivot CPAs is compatible with maintaining Pivot CPAs’ independence and has concluded that it is.

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

2.3	Certificate of Merger merging Consolidated Baling Machine Company, Inc. and Florida Waste Systems, Inc. Into International Baler Corporation filed July 30, 2004.
3.1	Certificate of Incorporation of International Baler Corporation, as amended*
3.2	Revised and Restated Bylaws of International Baler *
4.1	Description of Common Stock*
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2003).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit filed with this Report.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BALER CORPORATION
(Registrant)

By: /s/ Victor W. Biazis
Chief Executive Officer

Dated: January 29, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. McDaniel	Director	January 29, 2021
Ronald L. McDaniel	Chairman of the Board

/s/ Lael E. Boren	Director	January 29, 2021
Lael E. Boren

/s/ William E. Nielsen	Director	January 29, 2021
William E. Nielsen	Chief Financial Officer

/s/ John J. Martorana	Director	January 29, 2021
John J. Martorana

/s/ Martha R. Songer	Director	January 29, 2021
Martha R. Songer

INTERNATIONAL BALER CORPORATION

FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Baler Corporation

Jacksonville, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of International Baler Corporation (the “Company”) as of October 31, 2020 and 2019 and the related statements of income, stockholders’ equity, and cash flows for the years then ended and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pivot CPAs

We have served as the Company's auditor since 2011

Ponte Vedra Beach, Florida

January 29, 2021

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	October 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,626,221	$2,714,764
Certificate of deposit	1,011,824	1,003,389
Accounts receivable, net of allowance for doubtful accounts of $6,000 at October 31, 2020 and $15,000 at October 31, 2019	788,234	644,915
Inventories	4,254,880	4,119,057
Prepaid expense and other current assets	92,195	77,858
Income taxes receivable	332,815	85,286
Total current assets	9,106,169	8,645,269

Property, plant and equipment, at cost:	4,440,561	4,336,733
Less: accumulated depreciation	3,161,864	3,026,513
Net property, plant and equipment	1,278,697	1,310,220

Other assets
Deferred income taxes	77,890	161,122
Total other assets	77,890	161,122
TOTAL ASSETS	$10,462,756	$10,116,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$480,278	$329,618
Accrued liabilities	377,898	270,620
Customer deposits	526,725	656,569
Total current liabilities	1,384,901	1,256,807
Long term debt	626,466	—
Total liabilities	2,011,367	1,256,807

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,648,813	3,057,228
	9,132,799	9,541,214
Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	8,451,389	8,859,804
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,462,756	$10,116,611

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2020 AND 2019

	2020	2019
Net sales:
Equipment	$6,124,892	$6,612,826
Parts and service	2,861,132	2,913,749
Total net sales	8,986,024	9,526,575

Cost of sales	8,132,391	8,830,035
Gross profit	853,633	696,540

Operating expense:
Selling expense	584,950	550,614
Administrative expense	868,734	856,221
Total operating expense	1,453,684	1,406,835
Operating loss	(600,051)	(710,295)

Other income:
Interest income	14,371	9,712
Other income	10,500	175,841
Total other income	24,871	185,553

Loss before income taxes	(575,180)	(524,742)
Income tax benefit	(166,765)	(201,128)
Net loss	$(408,415)	$(323,614)

Loss per share, basic and diluted	$(0.08)	$(0.06)
Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2020 AND 2019

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2018	6,429,875	$64,299	$6,419,687	$3,380,842	1,245,980	$(681,410)	$9,183,418
Net loss	—	—	—	(323,614)	—	—	(323,614)
Balance at October 31, 2019	6,429,875	64,299	6,419,687	3,057,228	1,245,980	(681,410)	8,859,804
Net loss	—	—	—	(408,415)	—	—	(408,415)
Balance at October 31, 2020	6,429,875	$64,299	$6,419,687	$2,648,813	1,245,980	$(681,410)	$8,451,389

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2020 AND 2019

	2020	2019
Cash flow from operating activities:
Net loss	$(408,415)	$(323,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214,523	205,065
Deferred income tax	83,232	(99,628)
Gain on sale of fixed assets	(10,500)	—
Changes in operating assets and liabilities:
Accounts receivable	(143,319)	(88,249)
Inventories	(135,823)	138,028
Prepaid expenses and other assets	(14,337)	88,746
Income taxes receivable	(247,529)	(101,500)
Accounts payable	150,660	(252,033)
Accrued liabilities	107,278	(99,582)
Customer deposits	(129,844)	(238,010)
Net cash used in operating activities	(534,074)	(770,777)

Cash flows from investing activities:
Purchases of property and equipment	(183,000)	(244,580)
Acquisition of certificate of deposit	—	(1,003,389)
Proceeds received on sale of fixed assets	10,500	—
Interest earned on certificates of deposit	(8,435)	—
Net cash used in investing activities	(180,935)	(1,247,969)

Cash flows from financing activities:
Proceeds from PPP loan	626,466	—
Net cash provided by financing activities	626,466	—

Net decrease in cash and cash equivalents	(88,543)	(2,018,746)

Cash and cash equivalents at beginning of year	2,714,764	4,733,510
Cash and cash equivalents at end of year	$2,626,221	$2,714,764

Supplemental disclosure of cash flow information:
Cash paid during year for:
Income taxes	$—	$—

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

(g) Revenue Recognition

The Company adopted ASC 606 on November 1, 2018. The Company recognizes revenues from the sale of finished products upon shipment and the transfer of control to the customer. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple of days of the delivery of the equipment. Warranty revenue is recognized over the contract period. Revenue from service plans is recognized over time based on term of the service agreement.

All other product sales with customer specific acceptance provisions are recognized at a point in time upon customer acceptance and the delivery of the parts or service. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Generally, pricing is fixed with payment terms of thirty days after shipment. The majority of the Company’s contracts have short duration and a single performance obligation to deliver a configured to order baler and related equipment to the customer. The Company has elected to expense shipping and handling costs as incurred.

(h) Disaggregation of Revenue

Disaggregated revenue is by primary geographic market is as follows:

Revenue by Geographic Area	Twelve Months Ended October 31, 2020	Twelve Months Ended October 31, 2019
United States	$8,101,360	$8,199,936
International	884,664	1,326,639
Total	$8,986,024	$9,526,575

(i) Contract Assets and Liabilities

Contract liabilities arise when payment is received before the Company transfers products to a customer and are reported as Customer Deposits on the accompanying balance sheet. The change in contract liabilities is due to the timing of customer deposits for baler orders offset by customer deposits of $566,300 and $876,900 which were recognized as revenue during the fiscal years ended October 31, 2020 and 2019, respectively.

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

Following is a tabular reconciliation of the changes in the warranty accrual:

	2020	2019
Beginning balance	$60,000	$80,000
Warranty service provided	(120,069)	(152,977)
New product warranties	122,498	132,257
Changes to pre-existing warranty accruals	(22,429)	720
Ending balance	$40,000	$60,000

(k) Advertising

Advertising costs are expensed as incurred. Advertising expense was $124,719 and $199,808 for the fiscal years ended October 31, 2020 and 2019, respectively.

(l) Leases

The Company records short-term lease cost on a straight-line basis over the lease term. During fiscal years ended October 31, 2020 and 2019, all leases had a term of one month or less.

(m) Earnings Per Share

Basic earnings per share are calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share include the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. There were no stock options outstanding for the years ended October 31, 2020 and 2019, respectively.

(n) Business Reporting Segments

The Company operates in one segment based on the information monitored by the Company’s operating decision makers to manage the business.

(o) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

(p) Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. All leases are required to be recorded on the balance sheet with the exception of short-term leases. This standard was adopted by the Company on November 1, 2019. Prior to adoption the Company determined that all its lease agreements qualify as short term leases, having a lease term of twelve months or less and no purchase option, and has elected to recognize its lease payments in profit or loss on a straight-line basis over the lease term. Accordingly the Company did not record a transition adjustment.

Recently Issued Accounting Standards Not Yet Adopted

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

(q) Reclassification

The Company reclassified income taxes receivable of $85,286 from accrued liabilities on the accompanying balance sheet as of October 31, 2019 to conform with the current year presentation.

(3) Related Party Transactions

The Estate of Leland E. Boren is a shareholder of the Company and is the owner of Avis Industrial Corporation (Avis). The Estate of Mr. Boren controls over 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate independent of each other. The Company had no purchases from these companies in the fiscal years ended October 31, 2020 and 2019. The Company had no sales to The American Baler Company in the fiscal years ended October 31, 2020 and 2019. The Company had no equipment sales to Harris Waste Management in fiscal 2020 and sold two closed door horizontal balers for $122,950 in the fiscal year ended October 31, 2019.

(4) Inventories

Inventories consisted of the following:	2020	2019
Raw materials	$2,155,664	$2,035,612
Work in process	1,725,596	1,239,861
Finished goods	373,620	843,584
	$4,254,880	$4,119,057

(5) Property, Plant, and Equipment

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

	2020	2019
Land	$82,304	$82,304
Building and improvements	1,353,097	1,320,710
Machinery and equipment	2,623,089	2,570,981
Vehicles	317,136	326,499
Construction In progress	64,935	36,239
	4,440,561	4,336,733
Less accumulated depreciation	3,161,864	3,026,513
	$1,278,697	$1,310,220

Depreciation expense was $214,523 and $205,065 during the years ended October 31, 2020 and 2019, respectively.

(6) Debt

The Company had a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2020 with a $1,000,000 line of credit limit. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2021. The line of credit had no outstanding balance at October 31, 2020 and at October 31, 2019.

On April 16, 2020 the Company received a $626,466 loan made pursuant to the terms of the Paycheck Protection Program authorized by the CARES Act. The loan has a two-year term and accrues simple interest at a fixed rate of 1.00%. Under the terms of the CARES Act guidelines, a portion of the loan up to 100% may be forgiven by the U.S. Small Business Administration if the amount spent is within the timeframe and under the guidelines that have been set for forgiveness. On December 9, 2020 the Company was notified by our bank that the SBA has stated that the entire amount of this loan will be forgiven. The Company anticipates that the income from this loan forgiveness will be recognized in the first quarter of fiscal year ending October 31, 2021.

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

In December 2018 the Company discovered an employee theft of Company property. The Company has researched what items were stolen and our estimate is that the value of the stolen items was approximately $200,000. Since the Company conducts a physical inventory at the end of each fiscal year, any losses incurred for the fiscal year ended October 31, 2018 were reflected in the operating results of the Company for that fiscal year. The Company carries Crime Insurance which has an upper limit of $1,000,000 and a deductible of $25,000. In May 2019 the Company’s insurer approved the crime insurance claim and agreed to reimburse the Company $175,841. Insurance proceeds were received in May of 2019 and were recorded as other income in the accompanying statements of income.

(8) Income Taxes

Income tax provision attributable to income from continuing operations consists of:

	2020	2019
Current income tax (benefit) provision:
Federal	$(250,054)	$(100,898)
State	57	(601)
	(249,997)	(101,499)
Deferred income tax (benefit) provision:
Federal	72,356	(86,610)
State	10,876	(13,019)
	83,232	(99,629)
Income tax benefit	$(166,765)	$(201,128)

The differences between income taxes as provided at the federal statutory tax rate of 21% and the Company’s actual income taxes are as follows:

	2020	2019
Expected federal income tax expense at Statutory rate	$(120,788)	(110,196)
State income tax expense, net of federal income tax effect	(13,202)	(12,306)
Non-deductible items and perm. differences	6,101	3,292
Credits utilized and other adjustments	(38,876)	(81,918)
Income tax benefit	$(166,765)	$(201,128)

The Company has state operating loss carryforwards (NOLs) of approximately $504,000 and approximately $295,000 at October 31, 2020 and 2019 respectively, which generally do not expire. Due to changes in the tax laws enacted in the Coronavirus Aid, Relief, and Economic Security (CARES) Act, cumulative federal NOLs of approximately $1 million at October 31, 2020 were carried back to prior years resulting in income tax refunds of approximately $330,000 at October 31, 2020. The Company had federal NOLs of approximately $712,000 at October 31, 2019. Deferred tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. The realization of deferred tax assets will depend on the Company’s ability to continue to generate taxable income in the future and the Company determined it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets and no valuation allowance is deemed necessary.

The significant components of the net deferred income taxes at October 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets
Inventory reserve	$53,860	$38,639
Other reserves and allowances	36,509	36,904
Capitalized inventory costs	67,701	52,817
NOL Carryforward	28,447	166,879
Total deferred tax assets	186,517	295,239

Deferred tax liabilities
Property, plant and equipment	108,627	134,117
Net deferred income taxes	$77,890	$161,122

For the years ended October 31, 2020 and 2019, the Company did not have any unrecognized tax benefits or obligations as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended October 31, 2018 through October 31, 2020, the tax years which remain subject to examination by tax jurisdictions as of October 31, 2020.

(9) Employee Benefit Plan

The Company has a defined contribution plan and profit sharing program for its employees. The Company made no contributions to these plans during the years ended October 31, 2020 and 2019.

(10) Business and Credit Concentrations

Export sales were approximately 10% and 14% of net sales for the years ended October 31, 2020 and 2019, respectively. The principal international markets served by the Company, include Canada, China, Mexico, United Kingdom, India, Korea, Japan, Russia, Saudi Arabia, Singapore, and Brazil. In fiscal 2020, three customers accounted for 20.0%, 16.5% and 7.0% of net sales, respectively, while in fiscal 2019, three customers accounted for 17.8%, 6.5% and 4.7% of net sales, respectively. Three customers accounted for 22.0%, 14.1%, and 13.2% respectively, of the Company’s accounts receivable at October 31, 2020 and three customers accounted for 24.8%, 14.3%, and 13.3%, respectively, of the Company accounts receivable at October 31, 2019.

The Company had cash deposits in banks of $3,275,135 and $3,411,825 above the FDIC insured limit of $250,000 per bank at October 31, 2020 and October 31, 2019 respectively.

