Form 10-Q
period 2021-01-31
INTERNATIONAL BALER CORP
filed 2021-03-16
CIK 781902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

2400 Rio Grande Avenue, Jacksonville, Florida 32254
(Address of principal executive offices)(Zip Code)

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

YES ☐  NO ☒

As of March 12, 2021, there were 5,183,894 shares of common stock of the registrant outstanding.

1

INTERNATIONAL BALER CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS

	January 31, 2021	October 31, 2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,766,527	$2,626,221
Certificate of deposit	1,012,073	1,011,824
Accounts receivable, net of allowance for doubtful accounts of $6,000 at January 31, 2021 and at October 31, 2020	710,435	788,234
Inventories	4,241,603	4,254,880
Prepaid expense and other current assets	88,031	92,195
Income taxes receivable	368,815	332,815
Total current assets	9,187,484	9,106,169

Property, plant and equipment, at cost:	4,476,369	4,440,561
Less: accumulated depreciation	3,217,664	3,161,864
Net property, plant and equipment	1,258,705	1,278,697

Other assets
Deferred income taxes	77,890	77,890
Total other assets	77,890	77,890
TOTAL ASSETS	$10,524,079	$10,462,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$456,130	$480,278
Accrued liabilities	270,021	377,898
Customer deposits	857,200	526,725
Total current liabilities	1,583,351	1,384,901

Long term debt	—	626,466

Total liabilities	1,583,351	2,011,367

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	3,138,152	2,648,813
	9,622,138	9,132,799

Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	8,940,728	8,451,389
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,524,079	$10,462,756

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020
UNAUDITED

	2021	2020
Net sales:
Equipment	$1,564,221	$1,442,981
Parts and service	785,684	567,280
Total net sales	2,349,905	2,010,261

Cost of sales	2,150,188	1,932,794

Gross profit	199,717	77,467

Operating expense:
Selling expense	135,916	133,573
Administrative expense	237,819	192,225
Total operating expense	373,735	325,798

Operating loss	(174,018)	(248,331)

Other income:
Interest income	891	5,850
Gain on exstinguishment of debt	626,466	—
Total other income	627,357	5,850

Income (loss) before income taxes	453,339	(242,481)
Income tax benefit	(36,000)	(58,000)
Net income (loss)	$489,339	$(184,481)

Income (loss) per share, basic and diluted	$0.09	$(0.04)

Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 3 MONTHS ENDED JANUARY 31, 2021 AND 2020
UNAUDITED

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2020	6,429,875	$64,299	$6,419,687	$2,648,813	1,245,980	$(681,410)	$8,451,389
Net income				489,339			489,339
Balance - January 31, 2021	6,429,875	64,299	6,419,687	3,138,152	1,245,980	(681,410)	8,940,728

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2019	6,429,875	$64,299	$6,419,687	$3,057,228	1,245,980	$(681,410)	$8,859,804
Net loss				(184,481)			(184,481)
Balance - January 31, 2020	6,429,875	64,299	6,419,687	2,872,747	1,245,980	(681,410)	8,675,323

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020
UNAUDITED

	2021	2020
Cash flow from operating activities:
Net income (loss)	$489,339	$(184,481)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on extinguishment of debt	(626,466)	—
Depreciation and amortization	55,800	53,400
Changes in operating assets and liabilities:
Accounts receivable	77,799	(360,040)
Inventories	13,277	276,977
Prepaid expenses and other assets	4,164	(45,200)
Income taxes receivable	(36,000)	(58,000)
Accounts payable	(24,148)	150,788
Accrued liabilities	(107,877)	(38,064)
Customer deposits	330,475	167,419
Net cash provided by (used in) operating activities	176,363	(37,201)

Cash flows from investing activities:
Purchase of property and equipment	(35,808)	(11,037)
Interest earned on certificates of deposit	(249)	(3,389)
Net cash used in investing activities	(36,057)	(14,426)

Net increase (decrease) in cash and cash equivalents	140,306	(51,627)

Cash and cash equivalents at beginning of period	2,626,221	2,714,764
Cash and cash equivalents at end of period	$2,766,527	$2,663,137

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

2. Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended January 31, 2021 are not necessarily indicative of the results that may be expected for the year ending October 31, 2021. The accompanying balance sheet as of October 31, 2020 was derived from the audited financial statements as of October 31, 2020.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2020.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

	2021	2020
Beginning balance	$40,000	$60,000
Warranty service provided	(30,764)	(22,606)
New product warranties	31,284	14,430
Changes to pre-existing warranty accruals	(520)	8,176
Ending balance	$40,000	$60,000

(d) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

(e) Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $31,752 and $27,546 for quarters ended January 31, 2021 and 2020, respectively, and are included in selling expense on the accompanying Condensed Statements of Income.

(f) Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements:

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs and any not listed below were assessed and determined to be applicable or are expected to have a minimal impact on the Company’s condensed financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. All leases are required to be recorded on the balance sheet with the exception of short-term leases. This standard was adopted by the Company on November 1, 2019. Prior to adoption, the Company determined that all its lease agreements qualify as short term leases, having a lease term of twelve months or less and no purchase option, and has elected to recognize its lease payments in profit or loss on a straight-line basis over the lease term. Accordingly the Company did not record a transition adjustment.

4. Revenue from Contracts with Customers:

a) Overview

The Company recognizes revenues from the sale of finished products upon shipment and the transfer of control to the customer. The other elements may include installation and, generally, a one-year warranty. Equipment installation revenue is valued based on estimated service person hours to complete installation and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. Warranty revenue, if sold separately, is valued based on estimated service person hours to complete a service and generally is recognized over the contract period. Revenue from service plans is recognized over time based on the term of the service agreement.

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

In the first quarter ended in January 31, 2021 deferred revenue of $375,493 from the fiscal year ended October 31, 2020 was recognized.

b) Disaggregation of Revenue

Disaggregated revenue is by primary geographic market is as follows:

	Three Months Ended January 31
	2021	2020
Equipment Revenue by Geographic Area
United States	$1,547,321	$1,397,401
International	16,900	45,580
Total	$1,564,221	$1,442,981

5. Related Party Transactions:

The Estate of Leland E. Boren is a stockholder of the Company and is the owner of Avis Industrial Corporation (Avis). The Estate controls over 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The company had no purchases from these companies in the first quarter of fiscal 2021 and in the fiscal year ending October 31, 2020. The Company had no sales to The American Baler Company in the first quarter of fiscal 2021 and in the fiscal year ended October 31, 2020. The Company had no sales to Harris Waste Management in the first quarter of fiscal 2021 or in the fiscal year ended October 31, 2020.

6. Inventories:

Inventories consisted of the following:

	January 31, 2021	October 31, 2020
Raw materials	$2,111,386	$2,155,664
Work in process	1,513,997	1,725,596
Finished goods	616,220	373,620
	$4,241,603	$4,254,880

7. Debt:

The Company had a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2020 with a $1,000,000 credit limit. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2021. The line of credit had no outstanding balance at January 31, 2021 and at October 31, 2020.

On April 16, 2020 the Company received a $626,466 loan made pursuant to the terms of the Paycheck Protection Program (PPP) authorized by the CARES Act. The loan has a two year term and accrues simple interest at a fixed annual rate of 1.00%. Under the terms of the CARES Act guidelines, a portion of the loan up to 100% may be forgiven by the U.S. Small Business Administration if the amount spent is within the timeframe and under guidelines that have been set for forgiveness. On December 7, 2020 the Company was notified by its bank that the SBA has stated that this loan was forgiven. The Company reversed this liability during the quarter ended January 31, 2021 and the resulting gain was recognized as other income in the accompanying condensed statements of income.

8. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered include historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of January 31, 2021 and at October 31, 2020. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of January 31, 2021 and October 31, 2020, net deferred tax assets were $77,890.

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

General

The following discussion should be read together with our unaudited condensed financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended October 31, 2020, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations: Three Month Comparison

Three Months Ended January 31, 2021 (“first quarter of fiscal 2021”) compared to the three months ended January 31, 2020 (“first quarter of fiscal 2020”)

In the first quarter ended January 31, 2021, the Company had net sales of $2,349,904 compared to net sales of $2,010,261 in the first quarter of fiscal 2020, an increase of 16.9%. Equipment sales included twenty balers and conveyers at an average price of $78,211 in the first quarter of fiscal 2021 while in the same quarter of fiscal 2020, the Company sold sixteen balers and conveyers at an average cost of $90,186. Parts and service sales were significantly higher, 38.5%, in the first quarter of fiscal 2021, $785,684, compared to the first quarter of fiscal 2020, $567,280.

Gross profit increased to $199,717 in the first quarter of fiscal 2021, compared to $77,467 in the first quarter of fiscal 2020. The higher gross profit is primarily the result of higher parts and service sales in the first quarter in fiscal 2021. Parts and service sales have higher gross profit margins than equipment sales gross profit margins.

Total operating expense, consisting of selling and administrative expense, increased by 8.6% to $373,735 in the first quarter of fiscal 2021 compared to $325,798 in the first quarter of fiscal 2020. The Company did not layoff or furlough any employees as a result of the COVID-19 pandemic.

The Company had a loss from operations of $174,018 in the first quarter of fiscal 2021 compared to a loss from operations of $248,331 in the first quarter of fiscal 2020.

The Company recorded income of $626,466 from the Paycheck Protection Program (PPP) loan which was forgiven. For the first quarter of fiscal 2020. The Company had pre-tax income of $453,339 compared to a pre-tax loss of $242,481 in the first quarter of fiscal 2020. The Company had an income tax benefit of $36,000 in the first quarter of fiscal 2021 compared to an income tax benefit of $58,000 in the first quarter of fiscal 2020. Income from the forgiven PPP loan is not taxable.

The sales order backlog was approximately $2,700,000 at January 31, 2021 and $1,950,000 at January 31, 2020.

Financial Condition and Liquidity:

Net working capital at January 31, 2021 was $7,604,133 as compared to $7,721,268 at October 31, 2020. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first three months of fiscal 2021 were 25.3 days, as compared to 33.7 days in the first three months of fiscal 2020. Days sales outstanding was negatively impacted in fiscal 2020 as the Company sold a prototype baler for $546,000 without receiving a customer deposit on this equipment. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 91.25).

During the three months ended January 31, 2021 and 2020, the Company made additions to property, plant and equipment of $35,808 and $11,037 respectively.

The Company had a $1,650,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2020 with a $1,000,000 credit limit. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2021. The line of credit had no outstanding balance at January 31, 2021 and at October 31, 2020.

In the event that the Company’s line of credit would not be available, the Company would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

The Company had cash deposits in banks of $3,569,115 and $3,275,135 above the FDIC insured limit of $250,000 per bank at January 31, 2021 and October 31, 2020, respectively.

Off-Balance Sheet Arrangements

As of January 31, 2021, we have no material off-balance sheet arrangements with unconsolidated entities.

Critical Accounting Estimates

There have been no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

Recent Accounting Pronouncements

See Note 3(f) to our Financial Statements for a discussion of recent accounting pronouncements.

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

As of January 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, and under the supervision and with the participation of management, including the Company’s CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Management, with the participation of the Company’s principal executive and principal financial officers, also assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

During an analysis of the physical inventory values and the reconciliation to the Company’s recorded book inventory, management discovered that certain procedures were not followed on some occasions. Specifically, the unit prices on some inventory invoices were not matched to the unit prices on the related purchase orders and adjusted to the invoice amount if different. The correction of these pricing errors was immaterial to the financial statements of the Company at October 31, 2020, however management considers this pricing error to be a material weakness in its controls and procedures for the fiscal year ended October 31, 2020. In order to remediate this material weakness, management added two additional review steps to adjust inventory pricing to invoiced amounts if different from the purchase order amount.

Management, with the participation of the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2020. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission ("COSO"). During the year it was determined that management did not obtain Board of Directors approval in accordance with Company by-laws, to apply for a Paycheck Protection Program (PPP) loan authorized by the CARES Act. Management acted quickly in order to secure the loan before the funds were allocated to other applicants, however, management considered this to be a material weakness in the Company’s internal controls over financial reporting. Management has confirmed its requirement to obtain Board approval before incurring any debt.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2021, other than those related to the material weaknesses described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: March 16, 2021	By:	/s/ Victor W. Biazis
Victor W. Biazis
Chief Executive Officer

	By:	/s/ William E. Nielsen
William E. Nielsen
Chief Financial Officer

