Form 10-Q
period 2021-04-30
INTERNATIONAL BALER CORP
filed 2021-06-14
CIK 781902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

YES ☐  NO ☒

As of June 11, 2021, there were 5,183,894 shares of common stock of the registrant outstanding.

1

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS

	April 30, 2021	October 31, 2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,090,786	$2,626,221
Certificate of deposit	1,012,073	1,011,824
Accounts receivable, net of allowance for doubtful accounts of $6,000 at January 31, 2021 and $6,000 at October 31, 2020	1,258,063	788,234
Inventories	4,482,963	4,254,880
Prepaid expense and other current assets	249,619	92,195
Income taxes receivable	368,815	332,815
Total current assets	9,462,319	9,106,169

Property, plant and equipment, at cost:	4,501,217	4,440,561
Less: accumulated depreciation	3,274,064	3,161,864
Net property, plant and equipment	1,227,153	1,278,697

Other assets
Deferred income taxes	77,890	77,890
Total other assets	77,890	77,890

TOTAL ASSETS	$10,767,362	$10,462,756

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$555,592	$480,278
Accrued liabilities	327,235	377,898
Customer deposits	947,853	526,725
Total current liabilities	1,830,680	1,384,901

Long term debt	—	626,466

Total liabilities	1,830,680	2,011,367

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	3,134,106	2,648,813
	9,618,092	9,132,799

Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)

Total stockholders' equity	8,936,682	8,451,389

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,767,362	$10,462,756

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2021 AND 2020
UNAUDITED

	Three Months		Six Months
	2021	2020	2021	2020
Net sales:
Equipment	$1,651,023	$1,267,141	$3,215,244	$2,710,122
Parts and service	986,987	747,802	1,772,671	1,315,082
Total net sales	2,638,010	2,014,943	4,987,915	4,025,204

Cost of sales	2,226,471	1,762,775	4,376,659	3,695,569

Gross profit	411,539	252,168	611,256	329,635

Operating expense:
Selling expense	145,763	119,404	281,679	252,977
Administrative expense	270,722	221,698	508,541	413,923
Total operating expense	416,485	341,102	790,220	666,900

Operating loss	(4,946)	(88,934)	(178,964)	(337,265)

Other income:
Interest income	900	5,344	1,791	11,194
Gain on extinguishment of debt	—	—	626,466	—
Total other income	900	5,344	628,257	11,194

Income (loss) before income taxes	(4,046)	(83,590)	449,293	(326,071)
Income tax benefit	—	(20,000)	(36,000)	(78,000)
Net income (loss)	$(4,046)	$(63,590)	$485,293	$(248,071)

Income (loss) per share, basic and diluted	$0.00	$(0.01)	$0.09	$(0.05)
Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2021 AND 2020
UNAUDITED

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2020	6,429,875	$64,299	$6,419,687	$2,648,813	1,245,980	$(681,410)	$8,451,389
Net income				489,339			489,339
Balance - January 31, 2021	6,429,875	64,299	6,419,687	3,138,152	1,245,980	(681,410)	8,940,728
Net loss				(4,046)			(4,046)
Balance - April 30, 2021	6,429,875	$64,299	$6,419,687	$3,134,106	1,245,980	$(681,410)	$8,936,682

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2019	6,429,875	$64,299	$6,419,687	$3,057,228	1,245,980	$(681,410)	$8,859,804
Net loss				(184,481)			(184,481)
Balance - January 31, 2020	6,429,875	64,299	6,419,687	2,872,747	1,245,980	(681,410)	$8,675,323
Net loss				(63,590)			(63,590)
Balance April 30, 2020	6,429,875	$64,299	$6,419,687	$2,809,157	1,245,980	$(681,410)	$8,611,733

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2021 AND 2020
UNAUDITED

	2021	2020
Cash flow from operating activities:
Net income (loss)	$485,293	$(248,071)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on extinguishment of debt	(626,466)	—
Depreciation and amortization	112,200	106,800
Changes in operating assets and liabilities:
Accounts receivable	(469,829)	(88,299)
Inventories	(228,083)	(222,689)
Prepaid expenses and other assets	(157,424)	(138,783)
Income taxes receivable	(36,000)	(75,532)
Accounts payable	75,314	278,320
Accrued liabilities	(50,663)	(48,592)
Customer deposits	421,128	410,195
Net cash used in operating activities	(474,530)	(26,651)

Cash flows from investing activities:
Purchase of property and equipment	(60,656)	(76,623)
Interest earned on certificates of deposit	(249)	(6,780)
Net cash used in investing activities	(60,905)	(83,403)

Cash flows from financing activities:
Proceeds from PPP loan	—	626,466
Net cash provided by financing activities	—	626,466

Net (decrease) increase in cash and cash equivalents	(535,435)	516,412

Cash and cash equivalents at beginning of period	2,626,221	2,714,764
Cash and cash equivalents at end of period	$2,090,786	$3,231,176

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

2. Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended April 30, 2021 are not necessarily indicative of the results that may be expected for the year ending October 31, 2021. The accompanying balance sheet as of October 31, 2020 was derived from the audited financial statements as of October 31, 2020.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the six-month period ended April 30:

	2021	2020
Beginning balance	$40,000	$60,000
Warranty service provided	(50,468)	(71,803)
New product warranties	64,305	27,101
Changes to pre-existing warranty accruals	(13,837)	34,702
Ending balance	$40,000	$50,000

(d) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

(e) Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $70,981 and $59,973 for the six months ended April 30, 2021 and 2020, respectively, and are included in selling expense on the accompanying Condensed Statements of Income.

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

In the first six months ended on April 30, 2021 deferred revenue of $382,557 from the fiscal year ended October 31, 2020 was recognized.

b) Disaggregation of Revenue

Disaggregated revenue is by primary geographic market is as follows:

	Six Months Ended April 30
Equipment Revenue by Geographic Area	2021	2020
United States	$3,198,344	$2,579,842
International	16,900	130,280
Total	$3,215,244	$2,710,122

5. Related Party Transactions:

Avis Industrial Corporation (Avis) controls over 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The company had no purchases from these companies in the first half of fiscal 2021 and in the fiscal year ending October 31, 2020. The Company had no sales to The American Baler Company in the first half of fiscal 2021 and in the fiscal year ended October 31, 2020. The Company had no sales to Harris Waste Management in the first half of fiscal 2021 or in the fiscal year ended October 31, 2020.

6. Inventories:

Inventories consisted of the following:

	April 30, 2021	October 31, 2020
Raw materials	$2,279,746	$2,155,664
Work in process	1,813,997	1,725,596
Finished goods	389,220	373,620
	$4,482,963	$4,254,880

7. Debt:

The Company has a $1,000,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2021. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2022. The line of credit had no outstanding balance at April 30, 2021 and at October 31, 2020.

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

8. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered include historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of April 30, 2021 and at October 31, 2020. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of April 30, 2021 and October 31, 2020, net deferred tax assets were $77,890.

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

On March 22, 2021, the Company was served with a complaint related to an injury to an employee working at a Stericycle facility in North Little Rock, Arkansas. The employee was working on a baler manufactured by the Company in 2003. The employee suffered an injury to his left hand on April 10, 2018. The plaintiff is Scott Tinsley, the injured employee. The Company’s insurance policy related to this complaint has a deductible of $20,000 and the Company has recorded a reserve for this amount.

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

Results of Operations: Three Month Comparison

Three Months Ended April 30, 2021 (“second quarter of fiscal 2021”) compared to the three months ended April 30, 2020 (“second quarter of fiscal 2020”)

In the second quarter ended April 30, 2021, the Company had net sales of $2,638,010 compared to net sales of $2,014,943 in the second quarter of fiscal 2020, an increase of 30.9%. Equipment sales included twenty-eight balers and conveyers at an average price of $58,965 in the second quarter of fiscal 2021 while in the same quarter of fiscal 2020, the Company sold twenty-one balers and conveyers at an average price of $60,340. Parts and service sales in the current quarter were, $986,987, compared to $747,802, an increase of 32.7%. The higher sales in the second quarter of Fiscal 2021 were the result of improved market conditions as the COVID-19 pandemic affected the results of the second quarter of fiscal 2020.

Gross profit increased to $411,539 in the second quarter of fiscal 2021, compared to $252,168 in the second quarter of fiscal 2020. The higher gross profit is primarily the result of higher baler sales and parts and service sales in the second quarter in fiscal 2021. Parts and service sales have higher gross profit margins than equipment sales gross profit margins.

Total operating expense, consisting of selling and administrative expense, increased by 22.1% to $416,485 in the second quarter of fiscal 2021 compared to $341,102 in the second quarter of fiscal 2020. The higher selling and administrative expense were the result of higher advertising expenses, legal expenses, and the reserve for the deductible on the products liability claim ($20,000).

The Company had a pre-tax loss of $4,046 in the second quarter of fiscal 2021 compared to a pre-tax loss of $83,590 in the same quarter of fiscal 2020. The Company did not layoff or furlough any employees as a result of the COVID-19 pandemic.

Results of Operations: Six Month Comparison

Six Months Ended April 30, 2021 (“second half of fiscal 2021) compared to the six months ended April 30, 2020 (“second half of fiscal 2020”).

The Company had net sales of $4,987,915 in the first six months of fiscal 2021, compared to net sales of $4,025,204 in the same period of fiscal 2020. The higher net sales in the first half of fiscal 2021 was the result of improved market conditions, particularly related to the COVID-19 pandemic in the second quarter of fiscal 2020. Equipment sales included forty-eight balers and conveyors in the first half of fiscal 2021 versus equipment sales of thirty-eight balers and conveyors in the same period of 2020. Parts and service sales were $457,589 higher in the first half of fiscal 2021 compared to the first half of fiscal 2020. This increase was due to market conditions.

Gross profit increased to $611,256 in the first six months of fiscal 2021 compared to $329,635 in the first six months of fiscal 2020. The higher gross profit was the result of the higher net sales.

Selling and administrative expenses increased from $666,900 in fiscal 2020 to $790,220 in fiscal 2021, an increase of 18.5%. The largest increases in cost were legal expenses, sales salaries, advertising, and the reserve for the products liability claim.

The Company recorded income of $626,466 from the Paycheck Protection Program (PPP) loan which was forgiven in the first quarter of fiscal 2021. In the first half of fiscal 2021, the Company had pre-tax income of $449,293. For the first six months of fiscal 2021, the Company had an operating loss of $178,964 compared to an operating loss of $337,265 in the same period in fiscal 2020.

The sales order backlog was approximately $2,310,000 at April 30, 2021 and $3,040,000 at April 30, 2020.

Financial Condition and Liquidity:

Net working capital at April 30, 2021 was $7,631,639 as compared to $7,721,268 at October 31, 2020. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first six months of fiscal 2021 were 29.3 days, as compared to 39.3 days in the first six months of fiscal 2020. Days sales outstanding was negatively impacted in fiscal 2020 as the Company sold a prototype baler for $546,000 without receiving a customer deposit on this equipment. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 181).

During the six months ended April 30, 2021 and 2020, the Company made additions to property, plant and equipment of $60,656 and $76,623 respectively.

The Company has a $1,000,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2021. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2021. The line of credit had no outstanding balance at April 30, 2021 and at October 31, 2020.

In the event that the Company’s line of credit would not be available, the Company would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

The Company had cash deposits in banks of $2,969,208 and $3,275,135 above the FDIC insured limit of $250,000 per bank at April 30, 2021 and October 31, 2020, respectively.

Off-Balance Sheet Arrangements

As of April 30, 2021, we have no material off-balance sheet arrangements with unconsolidated entities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of April 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, and under the supervision and with the participation of management, including the Company’s CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As previously disclosed in Item 4 of our 10-Q for the quarter ended January 31, 2021, management concluded that there was a material weakness in internal controls related to management’s failure to obtain Board approval prior to obtaining a PPE loan.

To address the material weakness described above the Company engaged its outside law firm to conduct a training seminar for its management team regarding corporate governance procedures and requirements under Delaware law and the Company’s charter documents. The law firm prepared a memo which summarizes the Company’s charter documents and Delaware law. In addition, the Company has developed a monitoring control to ensure that the proper corporate governance practices are followed.

The Company believes the actions described above will be sufficient to remediate the identified material weakness and strengthen the internal control over financial reporting.

Except as noted in the preceding paragraphs, there has been no change in internal controls over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 22, 2021, the Company was served with a complaint related to an injury to an employee working at a Stericycle facility in North Little Rock, Arkansas. The employee was working on a baler manufactured by the company in 2003. The employee suffered an injury to his left hand on April 10, 2018. The plaintiff is Scott Tinsley, the injured employee. The Company’s insurance policy related to this complaint has a deductible of $20,000 and the Company has recorded a reserve for this amount.

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

Dated: Septem D Dated: June 11, 2021

INTERNATIONAL BALER CORPORATION

BY: /s/Victor W. Biazis

Victor W. Biazis

Chief Executive Officer

BY:/s/William E. Nielsen

William E. Nielsen

Chief Financial Officer

