Form 10-Q
period 2021-07-31
INTERNATIONAL BALER CORP
filed 2021-09-09
CIK 781902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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

Securities registered under Section 12(b) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

As of September 9, 2021, there were 5,183,894 shares of common stock of the registrant outstanding.

1

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION

CONDENSED BALANCE SHEETS

	July 31, 2021	October 31, 2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,656,132	$2,626,221
Certificate of deposit	1,012,960	1,011,824
Accounts receivable, net of allowance for doubtful accounts of $66,000 at July 31, 2021 and $6,000 at October 31, 2020	652,545	788,234
Inventories	4,066,772	4,254,880
Prepaid expense and other current assets	192,092	92,195
Income taxes receivable	332,815	332,815
Total current assets	8,913,316	9,106,169

Property, plant and equipment, at cost:	4,534,247	4,440,561
Less: accumulated depreciation	3,330,764	3,161,864
Net property, plant and equipment	1,203,483	1,278,697

Other assets
Deferred income taxes	221,890	77,890
Total other assets	221,890	77,890
TOTAL ASSETS	$10,338,689	$10,462,756

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$294,172	$480,278
Accrued liabilities	345,127	377,898
Customer deposits	1,105,912	526,725
Total current liabilities	1,745,211	1,384,901
Long term debt	—	626,466
Total liabilities	1,745,211	2,011,367

Commitments and contingencies (Note 9)

Stockholders' equity:

Preferred stock, par value $.0001,10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,790,902	2,648,813
	9,274,888	9,132,799
Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	8,593,478	8,451,389
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,338,689	$10,462,756

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION

CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2021 AND 2020

UNAUDITED

	Three Months		Nine Months
	2021	2020	2021	2020
Net sales:
Equipment	$1,837,914	$1,937,971	$5,053,158	$4,648,093
Parts and service	885,858	727,267	2,658,529	2,042,349
Total net sales	2,723,772	2,665,238	7,711,687	6,690,442
Cost of sales	2,609,468	2,285,480	6,986,127	5,981,049
Gross profit	114,304	379,758	725,560	709,393

Operating expense:
Selling expense	209,851	217,565	491,530	470,542
Administrative expense	357,321	236,163	865,862	650,086
Total operating expense	567,172	453,728	1,357,392	1,120,628

Operating loss	(452,868)	(73,970)	(631,832)	(411,235)

Other income:
Interest income	1,664	1,876	3,455	12,870
Gain on extinguishment of debt	—	10,500	626,466	10,500
Total other income	1,664	12,376	629,921	23,370

Loss income before income taxes	(451,204)	(61,594)	(1,911)	(387,865)
Income tax benefit	(108,000)	(14,000)	(144,000)	(92,000)
Net (loss) income	$(343,204)	$(47,594)	$142,089	$(295,865)

(Loss) income per share, basic and diluted	$(0.07)	$(0.01)	$0.03	$(0.06)
Weighted average number of shares outstanding	5,183,895	5,183,895	5,183,895	5,183,895

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2021 AND 2020

UNAUDITED

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2020	6,429,875	$64,299	$6,419,687	$2,648,813	1,245,980	$(681,410)	$8,451,389
Net income		—	—	489,339		—	489,339
Balance - January 31, 2021	6,429,875	64,299	6,419,687	3,138,152	1,245,980	(681,410)	8,940,728
Net loss		—	—	(4,046)		—	(4,046)
Balance - April 30, 2021	6,429,875	$64,299	$6,419,687	$3,134,106	1,245,980	$(681,410)	$8,936,682
Net loss		—	—	(343,204)		—	(343,204)
Balance - July 31, 2021	6,429,875	$64,299	$6,419,687	$2,790,902	1,245,980	$(681,410)	$8,593,478

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2019	6,429,875	$64,299	$6,419,687	$3,057,228	1,245,980	$(681,410)	$8,859,804
Net loss		—	—	(184,481)		—	(184,481)
Balance - January 31, 2020	6,429,875	64,299	6,419,687	2,872,747	1,245,980	(681,410)	$8,675,323
Net loss		—	—	(63,590)		—	(63,590)
Balance April 30, 2020	6,429,875	$64,299	$6,419,687	$2,809,157	1,245,980	$(681,410)	$8,611,733
Net loss		—	—	(47,794)		—	(47,794)
Balance July 31, 2020	6,429,875	$64,299	$6,419,687	$2,761,363	1,245,980	$(681,410)	$8,563,939

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

UNAUDITED

	2021	2020
Cash flow from operating activities:
Net income (loss)	$142,089	$(295,865)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	(626,466)	—
Depreciation and amortization	168,900	161,400
Deferred income tax	(144,000)	—
Provision for doubtful accounts	60,000	—
Gain on sale of fixed assets	—	(10,500)
Changes in operating assets and liabilities:
Accounts receivable	75,689	(49,888)
Inventories	188,108	(215,566)
Prepaid expenses and other assets	(99,897)	(55,935)
Income taxes receivable	—	(89,532)
Accounts payable	(186,106)	(64,164)
Accrued liabilities	(32,771)	108,713
Customer deposits	579,187	(147,592)
Net cash provided by (used in) operating activities	124,733	(658,929)

Cash flows from investing activities:
Purchase of property and equipment	(93,686)	(179,666)
Proceeds received on sale of fixed assets	—	10,500
Interest earned on certificates of deposit	(1,136)	(7,826)
Net cash used in investing activities	(94,822)	(176,992)

Cash flows from financing activities:
Proceeds from PPP loan	—	626,466
Net cash provided by financing activities	—	626,466

Net increase (decrease) in cash and cash equivalents	29,911	(209,455)
Cash and cash equivalents at beginning of period	2,626,221	2,714,764
Cash and cash equivalents at end of period	$2,656,132	$2,505,309

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

2. Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended July 31, 2021 are not necessarily indicative of the results that may be expected for the year ending October 31, 2021. The accompanying balance sheet as of October 31, 2020 was derived from the audited financial statements as of October 31, 2020.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the nine-month period ended July 31:

	2021	2020
Beginning balance	$40,000	$60,000
Warranty service provided	(115,794)	(86,686)
New product warranties	101,063	46,480
Changes to pre-existing warranty accruals	14,731	20,206
Ending balance	$40,000	$40,000

(d) Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

(e) Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $108,235 and $96,885 for the nine months ended July 31, 2021 and 2020, respectively, and are included in selling expense on the accompanying Condensed Statements of Income.

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

In the first nine months ended on July 31, 2021 deferred revenue of $382,557 from the fiscal year ended October 31, 2020 was recognized.

b) Disaggregation of Revenue

Disaggregated revenue is by primary geographic market is as follows:

	Nine Months Ended July 31
Equipment Revenue by Geographic Area	2021	2020
United States	$7,453,576	$6,446,678
International	258,111	243,764
Total	$7,711,687	$6,690,442

5. Related Party Transactions:

Avis Industrial Corporation (Avis) controls over 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The company had no purchases from these companies in the first nine months of fiscal 2021 and 2020. The Company had no sales to The American Baler Company or Harris Waste Management in the first nine months of fiscal 2021 and 2020.

6. Inventories:

Inventories consisted of the following:

	July 31, 2021	October 31, 2020
Raw materials	$2,144,051	$2,155,664
Work in process	1,598,918	1,725,596
Finished goods	323,803	373,620
Inventories	$4,066,772	$4,254,880

7. Debt:

The Company has a $1,000,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2021. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2022. The line of credit had no outstanding balance at July 31, 2021 and at October 31, 2020.

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

8. Income Taxes:

Tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. Factors considered include historical results of operations, volatility of the economic conditions and projected earnings based on current operations. Based on this evidence, it is more likely than not that the deferred tax assets would be realized. Accordingly, there is no valuation allowance as of July 31, 2021 and at October 31, 2020. However, if it is determined that all or part of the deferred tax assets will not be used in the future, an adjustment to the deferred tax assets would be charged against net income in the period such determination is made. As of July 31, 2021 and October 31, 2020, net deferred tax assets were $77,890.

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

On July 27, 2021, the Company was served with a complaint related to an injury to an employee working at Mackay Mitchell Envelope Company in Mount Pleasant, Iowa. On August 10, 2019, the employee, Xaisavath Phanthouvong, was working on a baler manufactured by the Company in 1996. The employee suffered a serious injury to his left hand. The Company’s insurance policy related to this complaint has no deductible and the Company does not expect to incur any significant expenses related to this claim.

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

Results of Operations: Three Month Comparison

Three months ended July 31, 2021 (“third quarter of fiscal 2021”) compared to the three months ended July 31, 2020 (“third quarter of fiscal 2020”)

In the third quarter ended July 31, 2021, the Company had net sales of $2,723,772 compared to net sales of $2,665,238 in the third quarter of fiscal 2020, an increase of 2.2%. Equipment sales included twenty balers and conveyers at an average price of $91,896 in the third quarter of fiscal 2021 while in the same quarter of fiscal 2020, the Company sold fifteen balers and conveyers at an average price of $129,128. Parts and service sales in the current quarter were, $885,858, compared to $727,267, an increase of 32.7%. The Baler shipments were negatively impacted by the delayed arrival of purchased components.

Gross profit decreased to $114,304 in the third quarter of fiscal 2021, compared to $379,758 in the third quarter of fiscal 2020. The lower gross profit was the result of lower gross margin equipment sales in the third quarter of 2021 compared to higher gross profit equipment sales in the third quarter of the prior year. Gross profit margins were adversely affected by higher costs for components and steel.

Total operating expense, consisting of selling and administrative expense, increased by 25.0% to $567,172 in the third quarter of fiscal 2021 compared to $453,728 in the third quarter of fiscal 2020. Selling expenses included an increase in the allowance for doubtful accounts of $60,000. Administrative expenses included approximately $125,000 in professional service charges related to a fair value opinion of the Company’s common stock.

The Company had a pre-tax loss of $451,204 in the third quarter of fiscal 2021 compared to a pre-tax loss of $61,594 in the same quarter of fiscal 2020. The larger pre-tax loss was the result of lower gross profit and the higher selling and administrative expenses mentioned above.

Results of Operations: Nine Month Comparison

Nine months ended July 31, 2021 compared to the nine months ended July 31, 2020.

The Company had net sales of $7,711,687 in the first nine months of fiscal 2021, compared to net sales of $6,690,442 in the same period of fiscal 2020. The higher net sales in the first nine months of fiscal 2021 was the result of improved market conditions, particularly related to the COVID-19 pandemic in the first nine months of fiscal 2020. Equipment sales included sixty-eight balers and conveyors in the first nine months of fiscal 2021 versus equipment sales of fifty-two balers and conveyors in the same period of 2020. Parts and service sales were $616,180 higher in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. This increase was due to improved market conditions.

Gross profit increased to $725,560 in the first nine months of fiscal 2021 compared to $709,393 in the first nine months of fiscal 2020. The higher gross profit was the result of the higher net sales.

Selling and administrative expenses increased from $1,120,628 in fiscal 2020 to $1,357,392 in fiscal 2021, an increase of 14.5%. The variance in these expenses from fiscal 2020 to fiscal 2021 were higher sales salaries, the increase in the allowance for doubtful accounts, higher legal and other professional service expenses in 2021, partially offset by higher sales commissions in 2020.

The Company recorded income of $626,466 from the Paycheck Protection Program (PPP) loan which was forgiven in the first quarter of fiscal 2021. In the first nine months of fiscal 2021, the Company had a pre-tax loss of $1,911. For the first nine months of fiscal 2021, the Company had an operating loss of $631,832 compared to an operating loss of $411,235 in the same period in fiscal 2020.

The sales order backlog was approximately $3,690,000 at July 31, 2021 and $1,525,000 at July 31, 2020.

Financial Condition and Liquidity:

Net working capital at July 31, 2021 was $7,168,105 as compared to $7,721,268 at October 31, 2020. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first nine months of fiscal 2021 were 31.9 days, as compared to 32.5 days in the first nine months of fiscal 2020. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by nine, and dividing that result by the average day’s sales for the period (period sales ÷ 273).

During the nine months ended July 31, 2021 and 2020, the Company made additions to property, plant and equipment of $93,686 and $179,666 respectively.

The Company has a $1,000,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2021. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2021. The line of credit had no outstanding balance at July 31, 2021 and at October 31, 2020.

In the event that the Company’s line of credit would not be available, the Company would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

The Company had cash deposits in banks of $3,409,843 and $3,275,135 above the FDIC insured limit of $250,000 per bank at July 31, 2021 and October 31, 2020, respectively.

Off-Balance Sheet Arrangements

As of July 31, 2021, we have no material off-balance sheet arrangements with unconsolidated entities.

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

As of July 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, and under the supervision and with the participation of management, including the Company’s CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there has been no change in internal controls over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. We do not presently anticipate any material legal proceedings that, if determined adversely to us, would have a material adverse effect on our financial position, results of operations or cash flows. See Note 9, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings in which we are involved.

ITEM 5. OTHER INFORMATION

On May 15, 2021, the Company renewed its line of credit agreement with First Merchants Bank of Muncie, Indiana for $1,000,000. The line of credit allows the Company to borrow at an interest rate equal to the Wall Street Journal prime rate minus 0.95%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2022. The line of credit had no outstanding balance at July 31, 2021 and at October 31, 2020

On April 1, 2021, the Board of Directors of the Company established a special committee of independent and disinterested directors (the “Special Committee”) to evaluate the principal terms of a proposal by Avis Industrial Corporation, an Indiana corporation (“Avis”), to acquire all of the outstanding shares of the Company’s common stock not already owned by it. Avis currently owns approximately 81.1% of the Company’s outstanding shares. The Special Committee commenced negotiations with Avis. On June 10, 2021, the Special Committee hired a financial advisor to assist it in evaluating the proposal received from Avis. With the parties having not been able to reach a definitive agreement on acceptable terms, on September 2, 2021, Avis notified the Company that it would no longer continue negotiations with respect to the proposed acquisition.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description	Filed Herewith
10.1	Revolving Note and Credit Agreement Modification Agreement effective as of May 15, 2021 between International Baler Corporation and First Merchants Bank, National Association.	X
10.2	Credit Agreement, Security Agreement and Note dated as of January 7, 2013, as amended through May 15, 2020, between International Baler Corporation, as the Borrower and First Merchants Bank, National Association, as the lender.	X
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 200
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.ins	Inline XBRL Instance Document*
101.sch	Inline XBRL Taxonomy Schema*
101.cal	Inline XBRL Taxonomy Calculation Linkbase*
101.def	Inline XBRL Taxonomy Definition Linkbase*
101.lab	Inline XBRL Taxonomy Label Linkbase*
101.pre	Inline XBRL Taxonomy Presentation Linkbase*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: September 9, 2021

INTERNATIONAL BALER CORPORATION

BY: /s/Victor W. Biazis

Victor W. Biazis

Chief Executive Officer

BY:/s/William E. Nielsen

William E. Nielsen

Chief Financial Officer

