Form 10-K
period 2021-10-31
INTERNATIONAL BALER CORP
filed 2022-02-15
CIK 781902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2021

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

Common Stock, par value $.001 per share

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

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (April 30, 2021 closing price $1.80): $1,565,321

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

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

None.

1

PART I

ITEM 1. BUSINESS

International Baler Corp. was incorporated on September 10, 1975, in the State of Delaware under the name B.W. Energy Systems, Inc. Its name was changed to Waste Technology Corp. in August 1983. In March 2009, Waste Technology Corporation’s wholly-owned subsidiary, International Baler Corporation (IBC), was merged into Waste Technology Corporation and the Company changed its name to International Baler Corporation. International Baler Corporation maintains its executive offices and manufacturing facilities at 5400 Rio Grande Avenue, Jacksonville, Florida 32254. The Company’s telephone number is (904) 358-3812. The Company's fiscal year-end is October 31.

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

Products

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

General Purpose Balers

General purpose balers are designed for general purpose compaction of waste materials. They are manufactured in either vertical or horizontal loading models, depending on available floor space and desired capacity. Typical materials that are handled by this equipment include paper, corrugated boxes, and miscellaneous solid waste materials. These balers range in bale weight capacity from approximately 300 to 3,000 pounds and range in price from approximately $9,000 to $700,000. General purpose baler sales constituted approximately 54% and 57% of net sales for the fiscal years ended October 31, 2021 and 2020, respectively.

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

Specialty balers range in price from approximately $10,000 to $850,000 and are less exposed to competitive pressures than are general purpose balers. Specialty baler sales constituted approximately 7% and 9% of net sales for the fiscal years ended October 31, 2021 and 2020, respectively.

 Accessory Equipment

The Company manufactures and markets a number of accessory equipment items in order to market a complete waste handling system. This equipment includes conveyors, which carry waste from floor level to the top of large horizontal balers; extended hoppers on such balers; rufflers, which break up material to improve bale compaction; electronic start/stop controls and hydraulic oil coolers and cleaners. For 2021 and 2020, accessory equipment did not represent a significant percentage of net sales.

Warranties and Service

IBC typically warranties its products for one year from the date of sale as to materials, three (3) years for structural damage, and six months as to labor, and offers services for other required repairs and maintenance. Service is rendered by repairing or replacing parts at IBC's Jacksonville, Florida, facility, and by on-site service provided by Company personnel who are based in Jacksonville, Florida, or by local service agents who are engaged as needed. Repair services and spare parts sales represented approximately 36% and 32% of the Company’s net sales for fiscal 2021 and 2020, respectively.

Manufacturing

The Company manufactures its products in its facility in Jacksonville, Florida, where it maintains a fully equipped and staffed manufacturing plant. IBC purchases raw materials, such as steel sheets and beams and components such as hydraulic pumps, valves and cylinders, and certain controls and other electric equipment which are used in the fabrication of the balers. The Company has no long-term supply agreements and has not experienced unusual delays in obtaining raw materials or components.

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

IBC has a sales force of two (2) employees who rely upon responses to advertising, personal visits, attendance at trade shows, referrals from existing customers and telephone calls to dealers and/or end users. Approximately 30% of sales are made through manufacturer's representatives and dealers. Sales made through the Company’s dealers are generally discounted and sales are recorded net of the discount amount. Occasionally sales are made with a commission payment, selling expense, through a representative who is not a dealer.

The Company's general purpose balers are sold throughout the United States to such end users as waste producing retailers, manufacturing and fabricating plants, bulk material producers, and solid waste recycling facilities. Specialty balers are sold worldwide, including Europe, the Far East, and South America to manufacturers of rubber and polymers, plastic recycling facilities, paper recycling facilities, textile mills and power generating facilities. During fiscal 2021, foreign sales amounted to $459,140 or approximately 5% of the Company’s net sales while in fiscal 2020, foreign sales amounted to $884,664, approximately 10% of the Company’s net sales. In fiscal 2021 and 2020, the Company had no significant sales to any one foreign country.

During fiscal 2021 and fiscal 2020, IBC had sales to more than 300 customers. In fiscal 2021, three customers accounted for 17.6%, 4.9% and 4.5% of total net sales, respectively, while in fiscal 2020, three customers accounted for 20.0%, 16.5% and 7.0% of net sales, respectively. Three customers accounted for 15.1%, 12.9%, and 6.2%, respectively, of the Company’s accounts receivable at October 31, 2021 and three customers accounted for 22.0%, 14.1%, and 13.2%, respectively, of the Company’s accounts receivable at October 31, 2020.

The Company builds only a small quantity of balers for its inventory and generally builds based on firm sales orders. The Company's open sales orders at October 31, 2021 were $3,015,000 and at October 31, 2020 were $1,735,000. The Company generally delivers its orders within four (4) months of the date booked.

Competition

The potential market for the Company's balers is nationwide and overseas, but the majority of the Company’s general purpose baler sales are in the United States. The Company competes in these markets with approximately 20 companies, none of which are believed to be dominant, but some of which may have significantly greater sales and financial resources than the Company. The Company is able to compete with these companies due to its reputation in the marketplace, its ability to service the balers it manufactures and sells, as well as its ability to custom design balers to a customer's particular needs. The Company experiences intense competition with respect to its lower priced or general purpose balers, based upon price, including freight, and based on performance. The Company experiences less competition with respect to its specialized baler equipment, such as synthetic rubber, scrap metal, and textile balers.

Regulation

Machinery, such as the Company's balers, is subject to both federal and state regulation relating to safe design and operation. The Company complies with design requirements and its balers include interlocks to prevent operation while the loading door is open, and also includes required printed safety warnings.

Research and Development

The Company has one of the broadest lines of products in the baler industry and continues to provide its customers with new products and product improvements. The Company invests a minimal amount on general research and development of new products.

Compliance with Environmental Laws

The Company generally believes that it has complied with and is in compliance, with all federal, state, and local environmental laws. To date, costs to comply with applicable laws and regulations relating to the protection of the environment and natural resources have not had a material adverse effect on our business, financial condition, operating results or cash flow. There can be no assurance that such laws and regulations will not become more stringent in the future or that we will not incur costs in the future in order to comply with such laws and regulations.

Employees

As of October 31, 2021, the Company employed 45 full-time employees as follows: 4 in management and supervision: 8 in sales and service; 26 in manufacturing; 3 in engineering; and, 4 in administration.

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

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED SEC COMMENTS

Not applicable.

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

ITEM 3. LEGAL PROCEEDINGS

For a summary of current and past legal matters, please see Item 8, Financial Statements – Note 9 – Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is presently traded on the OTC Pink Sheets under the symbol “IBAL”. As of October 31, 2021, the number of shareholders of record of the Company's Common Stock was approximately 400, and management believes that there are approximately 500 beneficial owners of the Company’s common stock.

The following table sets forth the range of high and low bid quotations for the Company's common stock during the fiscal years ended October 31, 2021 and 2020, as reported and summarized on the OTC Pink Sheets. These quotations represent inter-dealer prices, without mark-up, mark-down, commissions, or adjustments and may not represent actual transactions.

Fiscal Year Ended
October 31, 2021	High	Low
First Quarter	$1.37	$1.10
Second Quarter	2.50	1.27
Third Quarter	2.40	1.35
Fourth Quarter	1.95	1.50

Fiscal Year Ended
October 31, 2020	High	Low
First Quarter	$1.65	$1.20
Second Quarter	1.50	1.10
Third Quarter	1.30	1.20
Fourth Quarter	1.45	1.11

Dividend Policy

The Company has not paid any cash dividends on its shares of common stock since its inception. The decision to pay dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements, its financial condition and other relevant factors.

Recent Sales of Unregistered Securities

During the past two years ended October 31, 2021, the Company has not sold any unregistered securities.

Repurchases of Equity Securities

During the fiscal year ended October 31, 2021, neither the Company, nor anyone on its behalf, repurchased any of the Company securities.

Securities authorized for issuance under equity compensation plans

None.

ITEM 6. [RESERVED]

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement Concerning Forward-Looking Statements

This “Management’s Discussion and Analysis” contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events on certain assumptions which are subject to risks and uncertainties, including, but not limited to, changes in general economic conditions, variations in timing and amount of customers, changing product demand and industry capacity, increased competition and pricing pressure, as well as other factors, many or all of which may be beyond the Company’s control and could cause actual results to differ materially from those indicated. Our forward-looking statements included in this 10-K speak only as of the date of this filing, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these many risks and uncertainties, readers of this 10-K are cautioned not to place undue reliance on our forward-looking statements.

Results of Operations

For the fiscal year ended October 31, 2021, net sales were $10,002,443 compared to $8,986,024 in fiscal 2020, an increase of 11.3%. The sales by product were as follows:

	2021	2020
General Purpose Balers	5,489,341	5,342,958
Rubber Balers	100,200	626,000
Specialty Balers	592,179	155,934
Parts and Service Sales	3,820,723	2,861,132
Total	10,002,443	8,986,024

The higher sales were the result of the improved economic conditions in fiscal 2021. The activity in the rubber baler market continued to remain slow in the past four years.

Gross profit was $1,222,856 in fiscal year 2021 compared to $853,633 in fiscal 2020. Gross profit as a percentage of net sales increased to 12.2% in 2021 compared to 9.5% in 2020. The higher gross profit margin percentage in fiscal 2021 was primarily the result of lower material costs as a percent of sales in fiscal 2021. The lower material costs were the result of higher parts and services sales in fiscal 2021 as these sales have higher margins than most equipment sales which have higher gross margin than baler sales.

The Company had a loss from operations of $919,836 in the fiscal year ended October 31, 2021 compared to a loss from operations of $600,051 in the prior fiscal year. Selling expenses were higher in fiscal 2021 by $11,632 while administrative expenses were higher by $677,376. The higher selling expense was the result of higher salaries (one additional sales person), higher advertising, conventions and shows, and travel expenses, partially offset by higher commission expense in fiscal 2020. The higher administrative expenses were the result of higher expenses relating to the Company retaining a financial advisor to prepare a fairness opinion on the value of the Company’s common stock and related legal expenses.

The Company had a pre-tax loss of $287,137 in fiscal year ended October 31, 2021 compared to a pre-tax loss of $575,180 in the prior fiscal year. In the first quarter of fiscal year 2021 the Company recorded income of $626,466 from the Paycheck Protection Program (PPP) loan which was forgiven in the first quarter of fiscal 2021.

Liquidity and Capital Resources

The Company’s net working capital at October 31, 2021 was $6,854,047 as compared to $7,721,268 at October 31, 2020.

Average Days Sales Outstanding (DSO) in fiscal 2021 was 35.4 days as compared to 32.2 days in fiscal 2020. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by twelve, and dividing that result by the average day’s sales for the period (period sales ÷ 365).

The Company has a $1,000,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2021. The line of credit allows the Company to borrow at an interest rate equal to the greater of 3% or Wall Street Journal prime rate minus 0.25% per the line of credit agreement, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2022, unless extended or otherwise modified by the parties in writing. The line of credit had no outstanding balance at October 31, 2021 and at October 31, 2020.

On April 16, 2020 the Company received a $626,466 loan made pursuant to the terms of the Paycheck Protection Program authorized by the CARES Act. The loan had a two-year term and accrued simple interest at a fixed rate of 1.00%. Under the terms of the CARES Act guidelines, a portion of the loan up to 100% may be forgiven by the U.S. Small Business Administration (“SBA”) if the amount spent is within the timeframe and under the guidelines that have been set for forgiveness. On December 9, 2020 the Company was notified by its bank that the SBA has stated that the entire amount of the loan was forgiven. The Company reversed this liability in the quarter ended January 31, 2021 and the resulting gain was recognized as other income.

In fiscal 2021 the Company made additions of $279,289 to its buildings and manufacturing equipment, compared to additions of $183,000 in fiscal 2020. There are no unusual or infrequent events or transactions or significant economic changes which materially affect the amount of reported income. The Company believes that its cash, line of credit, and results of operations are sufficient to fund future operations.

Impact of the COVID-19 Pandemic

We are closely monitoring ongoing developments in connection with the COVID-19 global pandemic, which has had an adverse impact on sales as many customers are holding off purchasing new equipment.

As of the date of this report, the COVID-19 pandemic has not materially adversely impacted our capital and financial resources. Due to the economic uncertainty that has resulted from the pandemic, and the potential impact of such to our stakeholders, we are unable to predict with certainty any potential impacts to our business. The Company has experienced delayed deliveries of many components which have negatively affected shipments in the fiscal year ended October 31, 2021. Additionally, because we are unable to determine the ultimate severity or duration of the outbreak or its long-term effects on, among other things, the global, national or local economies, the capital and credit markets, our workforce, our customers or our suppliers, at this time we are unable to predict the adverse extent that the COVID-19 crisis will have on our business, financial condition, liquidity and results of operations.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses on trade receivables resulting from the inability to collect outstanding accounts due from its customers. The allowances include specific amounts for disputed, troubled and aged accounts using current knowledge of particular customer creditworthiness and general allowances based on historical collection experience, current economic trends, creditworthiness of customers and changes in customer payment terms.

Management believes the estimates used in determining the allowance for doubtful accounts are critical accounting estimates because changes in creditworthiness and economic conditions, including bankruptcies, could have a material impact on operating results.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no valuation allowances on the deferred tax assets at October 31, 2021 and 2020 as management believes it will fully utilize them. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. There were no accruals for uncertain tax positions at October 31, 2021 or 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data for the years ended October 31, 2021 and 2020 are being filed with this report and commence on page F-1, immediately following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of October 31, 2021, the end of the period covered by this Annual Report on Form 10-K, and under the supervision and with the participation of management, including its CEO and CFO, management evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and as described below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2021.

During an analysis of the physical inventory values and the reconciliation to the Company’s recorded book inventory, management discovered that certain procedures were not followed on some occasions. Specifically, the unit prices on some inventory invoices were not matched to the unit prices on the related purchase orders and adjusted to the invoice amount if different. The correction of these pricing errors was immaterial to the Company’s financial statements for fiscal 2021, however management considers this pricing error to be a material weakness in its controls and procedures for fiscal 2021. In order to remediate this material weakness management added two additional review steps to adjust inventory pricing to invoiced amounts if different from the purchase order amount.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reporting was a result of not designing and monitoring effective controls over purchasing and the access to physical inventory and certain inventory records. As part of a continuing effort to improve the Company’s business processes management will be taking steps described above to remedy this control deficiency and is evaluating its internal controls and may update certain other controls to accommodate any modifications to its business processes or accounting procedures.

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

Management, with the participation of the Company’s principal executive and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, updated in 2013.

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

Based on the assessment performed using the criteria established by COSO, management has determined that as of October 31, 2021, the Company’s internal controls over financial reporting were not effective. Our internal controls were not effective because there was a material weakness surrounding the control of purchasing and access to certain Company inventory and inventory records. Management has implemented the actions mentioned above to ensure the Company has effective controls and procedures.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During the fiscal year ended October 31, 2021, except as described above, there have not been any other changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION

On September 24, 2021, Victor W. Biazis resigned from his position as President and CEO of the Company. William E. Nielsen was named Interim President and CEO on that same date.

On October 11, 2021, the Board of Directors appointed D. Roger Griffin to serve as President and CEO of the Company. Mr. Griffin replaces William E. Nielsen who held the position of Interim President and CEO since September 24, 2021.

On December 3, 2021 the Company filed a Complaint in Duval County, Florida against California Recyclers, Inc. (“CRI”) alleging breach of contract on the basis of CRI’s failure to pay the remaining 10% on a baler sold to CRI in January 2021. The Company and CRI have been in a continuing dispute as to whether the baler was capable of meeting the output specifications as originally quoted by the Company. Based on the way CRI has continued to operate the baler, the Company has concluded that there is no point in continuing this relationship. The Company has agreed to refund the amount paid by CRI and take the baler back. The Company has recorded an amount of $490,000 sales returns and set up a reserve for that amount in current liabilities on the Company’s balance sheet.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, ages, positions, and date of initial election or designation of our officers and directors as of January 15, 2022:

Date of Initial

NAME	Age	Positions Held	Date of Initial Election or Designation
D. Roger Griffin	59	President, Chief Executive Officer	10/11/21
		and Class II Director	12/02/21
William E. Nielsen	74	Class III Director	11/20/97
		Chief Financial Officer	06/14/94
Lael E. Boren	53	Class III Director	04/15/11
Ronald L. McDaniel	82	Class II Director	05/16/06
		Chairman of the Board
John J. Martorana	71	Class III Director	01/05/09
Martha R. Songer	65	Class I Director	01/30/12
Gregory L. King	55	Class I Director	09/24/21

D. Roger Griffin has served as the Company’s Chief Executive Officer and President since October 11, 2021 and as a Director since December 2, 2021. Mr. Griffin previously served as the President and Chief Executive Officer of the Company from February 2008 to January 2017. He served as the Vice President of Manufacturing for Avis from January 2017 until his resignation on October 8, 2021. He also served as the President of Pacific Forge, Inc. a forging company and wholly-owned subsidiary of Avis, from January 2017 until his resignation on October 8, 2021. Before his original role at the Company, Mr. Griffin served as Vice President of Operations at Shaefer Interstate Railing and worked in management at Dana Corporation from January 2007 until February 2008. Mr. Griffin will continue to serve as a director of each of Pacific Forge, Inc. and James Steel & Tube Co., positions that he held since June 2017 and March 2020, respectively.

William E. Nielsen has served as the Company’s Chief Financial Officer since June 1994 and was elected a Director on November 20, 1997. He served as our President and Chief Executive Officer from January 10, 2017 through September 30, 2018. Prior to joining the Company, he acted as a financial consultant to Fletcher Barnum Inc., a privately held manufacturing concern, from October 1993 through June 1994. From 1980 through July 1993, he was the Vice President, Administration and Finance at Unison Industries, Inc. Mr. Nielsen received a BBA in Finance and an M.B.A. at Western Illinois University in 1969 and 1970, respectively.

Lael E. Boren has served as a Director since April 2011. Mr. Boren is a member of the Board of Directors of Avis Industrial Corporation. Mr. Boren was Vice President at Avis Industrial Corporation from December 2013 until May 2021. Mr. Boren previously served as general manager and president of various organizations, including Badger Equipment Company and The Pierce Company. Prior to that, Mr. Boren owned an electronics business in Muncie and Marion, Indiana. He received a Bachelor’s of General Studies from Ball State University in 2014.

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

John J. Martorana joined the Company’s Board of Directors on January 5, 2009. Mr. Martorana has been the President of Iron Container, LLC since 2010 and has been a consultant to several divisions of Wastequip, Inc. since 2007. Mr. Martorana was the President of Wastequip of Florida from 1994 to 2007 after joining that company in 1991 as Vice President. From 1984 to 1991 he was responsible for sales and steel purchasing for Industrial Refuse Sales Inc., a family-owned business which was sold to Wastequip, Inc. Prior to joining Industrial Refuse Sales, Mr. Martorana worked in the steel industry. He received a BS Degree in Education from Butler University in 1972.

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

Gregory L. King joined the Company’s Board of Directors on September 24, 2021. Mr. King currently serves as the Chief Executive Officer and President of Avis, the Company’s largest stockholder, and has served in these positions since October 2020. Prior to that, Mr. King served as the President of The Harris Waste Management Group, Inc. (“Harris”), a wholly owned subsidiary of Avis, from April 2016 through December 2020. Before joining Harris, Mr. King held various senior positions at WestRock, formerly Rock-Tenn Co., from January 1989 through December 2015.

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

During fiscal 2021 the Board of Directors met two times.

Family Relationships

There are no family relationships between executive officers or directors of the Company except that Lael Boren is the son of the late Leland E. Boren, a former controlling shareholder and a director of the Company, until his death on November 23, 2018.

Delinquent Section 16 (a) Reports

Section 16(a) of the Security Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the forms furnished to us and written representations from certain reporting persons, the Company believes that all filing requirements applicable to our executive officers, directors and persons who own more than 10% of our common stock were compiled with in fiscal year 2021.

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

The Company qualifies as a "controlled company" under the NASDAQ corporate governance rules due to the ownership by Avis Industrial Corporation of 81.1% of the Company’s voting power. In accordance with a provision in the Nasdaq rules for controlled companies, the Company would be exempt from certain of the corporate governance rules of Nasdaq including the requirements that a (1) a majority of the Board of Directors being composed of independent directors, (2) a nominating/corporate governance committee composed solely of independent directors and (3) a compensation committee composed solely of independent directors.

Committees

The Board has a standing Audit Committee and Compensation Committee. The full Board performs the functions of the Nominating Committee.

Audit Committee

Mr. McDaniel and Mr. Boren were members of the Company’s Audit Committee in fiscal 2020. Neither Mr. McDaniel nor Mr. Boren is an independent director under the NASDAQ or SEC rules for audit committee members. The Board of Directors has determined that Mr. McDaniel has the attributes, education and experience as an “audit committee financial expert,” as such term is defined in Item 407) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of all compensation awarded to, earned by or paid to (i), the Company's Chief Executive Officer and (ii) Chief Financial Officer (“Named Executive Officers”) during fiscal years ended October 31, 2021 and 2020. No other executive officers received compensation which exceeded $100,000 during fiscal 2021 or fiscal 2020.

Annual Compensation							Long Term Awards
NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	NONEQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)		TOTAL COMPENSATION ($)
Victor W. Biazis	2021	180,770	-0-	-0-	-0-	-0-	25,000	(2)	205,770
Former President & CEO(1)	2020	200,000	-0-	-0-	-0-	-0-	-0-		200,000
D. Roger Griffin	2021	11,500	-0-	-0-	-0-	-0-	-0-		11,500
President & CEO(3)
William E Nielsen	2021	120,000	-0-	-0-	-0-	-0-	-0-		120,000
Chief Financial Officer(4)	2020	113,000	-0-	-0-	-0-	-0-	-0-		113,000

(1) Victor W. Biazis resigned as President and CEO effective September 24, 2021.

(2) Represents a severance payment made to Mr. Biazis upon his resignation as President and CEO.

(3) D. Roger Griffin was appointed to serve as our CEO effective as of October 11, 2021.

(4) William E. Nielsen served as interim President and interim CEO from September 24, 2021 until October 11, 2021.

Outstanding Equity Awards at Year End

The Company’s Named Executive Officers did not have any outstanding equity awards as of October 31, 2021.

Option Grants and Exercises in Last Fiscal Year

No options were granted during fiscal 2021 to the Company's Named Executive Officers.

Employment and Severance Agreements

On September 29, 2021, Mr. Biazis and the Company entered into a Separation and General Release Agreement (“Release Agreement”). Pursuant to the Release Agreement, Mr. Biazis received a cash separate payment equal to $25,000, subject to applicable tax deduction and withholdings. In exchange for the consideration provided to him in the Release, Mr. Biazis agreed to waive and release any claims directly or indirectly relating to his employment at the Company.

Except as set forth above, the Company does not have employment contracts, termination, severance or change of control agreements with its Named Executive Officers or other executives.

Director Compensation

The Company pays each non-employee director an annual retainer of $6,000, together with reimbursement for out-of-pocket expenses incurred to attend meetings. The following table sets forth the compensation paid to our non-employee directors in fiscal 2021.

Director Compensation for Fiscal 2021
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald L. McDaniel	6,000	0	0	0	0	0	6,000
Lael E. Boren	6,000	0	0	0	0	0	6,000
John J. Martorana	6,000	0	0	0	0	0	6,000
Martha R. Songer	6,000	0	0	0	0	0	6,000
Richard Outram(1)	3,500	0	0	0	0	0	3,500
Gregory L. King(2)	500	0	0	0	0	0	500

(1) Mr. Outram did not stand for re-election at our Annual Meeting of Stockholders held on December 2, 2021.

(2) Mr. King joined the Board on September 24, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of December 31, 2021 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such share, subject to applicable community property laws and the address for each person is c/o International Baler Corporation, 5400 Rio Grande Avenue, Jacksonville, Florida 32254. As of December 31, 2021 there were 5,183,895 shares of common stock outstanding.

Name	Number of Shares Beneficially Owned	Percent of Class
Directors and Named Executive Officers
D. Roger Griffin	—	—
John J. Martorana	20,000	0.4%
Ronald L. McDaniel	—	—
William E. Nielsen(1)	85,114	1.6%
Lael E. Boren	2,000	0.0%
Martha R. Songer	2,000	0.0%
All Directors and Executive Officers
as a Group (6 persons)	109,114	2.1%
5% or Greater Stockholders
Avis Industrial Corporation	4,205,158	81.1%

(1) Includes 85,114 shares held directly by the International Baler Corp. Profit Sharing Trust, an employee profit-sharing trust, for which Mr. Nielsen serves as trustee. Mr. Nielsen disclaims beneficial ownership over these shares.

Securities authorized for issuance under equity compensation plans.

The Company does not have any securities authorized for issuance under equity compensation plans as of October 31, 2021.

Changes In Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Avis Industrial Corporation (Avis) owns over 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (Harris), also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate completely independent of each other. The Company had no purchases from these companies in the fiscal years ended October 31, 2021 and 2020. The Company had no sales to The American Baler Company in fiscal years ended October 31, 2021 and 2020. The Company had no equipment sales to Harris Waste Management in fiscal 2021. In addition, Avis owns 100% of Peninsular Cylinder Co., Inc. (“Peninsular”), a company which manufactures cylinders. The Company purchased $215,610 and $434,804 of cylinders from Peninsular in fiscal 2021 and fiscal 2020, respectively.

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

Independence of Directors

See Item 10. Directors and Executive Officers; Corporate Governance – Independence of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional services rendered by Pivot CPAs, PA ( Pivot CPAs) for the audit of the Company’s annual financial statements for the years ended October 31, 2021 and 2020:

Fee Category	2021	2020
Audit Fees	$59,400	$59,400
Audit-Related Fees	0	0
Tax Fees	10,000	10,000
All Other Fees	0	0
Total Fees	$69,400	$69,400

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

All of the 2021 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, by Pivot CPAs is compatible with maintaining Pivot CPAs’ independence and has concluded that it is.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as Part of this Report

1. Financial Statements:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

2. Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit Number	Description
2.1	Agreement of Merger between International Baler Corporation and IBC Merger Corporation dated June 24, 1997 (Incorporated by reference to Exhibit 10.39 to Company’s Current Report on Form 8-K, Date of Report June 27, 1997[“Report on Form 8-K June 27, 1997”]).
2.3	Certificate of Merger merging Consolidated Baling Machine Company, Inc. and Florida Waste Systems, Inc. Into International Baler Corporation filed July 30, 2004 (incorporated by reference to Exhibit 2.3 in the Company’s Annual Report on form 10-K for the fiscal year ended October 31, 2021 filed with the SEC on January 29, 2021).
3.1	Certificate of Incorporation of International Baler Corporation, as amended (incorporated by reference to Exhibit 3.1 in the Company’s Annual Report on form 10-K for the fiscal year ended October 31, 2021 filed with the SEC on January 29, 2021).
3.2	Revised and Restated Bylaws of International Baler (incorporated by reference to Exhibit 3.2 in the Company’s Annual Report on form 10-K for the fiscal year ended October 31, 2021 filed with the SEC on January 29, 2021).
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 in the Company’s Annual Report on form 10-K for the fiscal year ended October 31, 2021 filed with the SEC on January 29, 2021).
10.1	Revolving Note and Credit Agreement Modification Agreement effective as of May 15, 2021 between International Baler Corporation and First Merchants Bank, National Association (Incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2021, filed with the SEC on September 9, 2021)
10.2	Credit Agreement, Security Agreement and Note dated as of January 7, 2013, as amended through May 15, 2020, between International Baler Corporation, as the Borrower and First Merchants Bank, National Association, as the lender (Incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2021, filed with the SEC on September 9, 2021)

10.3*+	Separation Agreement and General Release Agreement dated September 29, 2021 between International Baler Corporation and Victor Biazis
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2003).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema*
101.CAL*	XBRL Taxonomy Calculation LinkBase*
101.LAB*	XBRL Taxonomy Label Linkbase*
101.PRE*	XBRL Definition Linkbase Document*
101.DEF*	XBRL Definition Linkbase Document*
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan or arrangement

* Exhibits filed with this Report.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BALER CORPORATION

(Registrant)

By/s/ D. Roger Griffin .

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. McDaniel	Director	February 15, 2022
Ronald L. McDaniel	Chairman of the Board

/s/ Lael E. Boren	Director	February 15, 2022
Lael E. Boren

/s/ William E. Nielsen	Director	February 15, 2022
William E. Nielsen	Chief Financial Officer

/s/ John J. Martorana	Director	February 15, 2022
John J. Martorana

/s/ Martha R. Songer	Director	February 15, 2022
Martha R. Songer

/s/ Gregory L. King	Director	February 15, 2022
Gregory L. King

INTERNATIONAL BALER CORPORATION

FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

International Baler Corporation

Jacksonville, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of International Baler Corporation (the “Company”) as of October 31, 2021 and 2020 and the related statements of income, stockholders’ equity, and cash flows for the years then ended and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pivot CPAs

We have served as the Company's auditor since 2011

Ponte Vedra Beach, Florida

February 15, 2022

INTERNATIONAL BALER CORPORATION
BALANCE SHEETS

	October 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,742,336	$2,626,221
Certificate of deposit	1,012,960	1,011,824
Accounts receivable, net of allowance for doubtful accounts of $11,844 at October 31, 2021 and $6,000 at October 31, 2020	870,571	788,234
Inventories	4,708,263	4,254,880
Prepaid expense and other current assets	131,333	92,195
Income taxes receivable	434,019	332,815
Total current assets	8,899,482	9,106,169
Property, plant and equipment, at cost:	4,719,850	4,440,561
Less: accumulated depreciation	3,386,332	3,161,864
Net property, plant and equipment	1,333,518	1,278,697

Other assets
Deferred income taxes	133,010	77,890
Total other assets	133,010	77,890
TOTAL ASSETS	$10,366,010	$10,462,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$421,293	$480,278
Accrued liabilities	384,322	377,898
Accrued sales returns	490,000	—
Customer deposits	749,820	526,725
Total current liabilities	2,045,435	1,384,901
Long term debt	—	626,466
Total liabilities	2,045,435	2,011,367

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,517,999	2,648,813
	9,001,985	9,132,799
Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	8,320,575	8,451,389
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,366,010	$10,462,756

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2021 AND 2020

	2021	2020
Net sales:
Equipment	$6,181,720	$6,124,892
Parts and service	3,820,723	2,861,132
Total net sales	10,002,443	8,986,024
Cost of sales	8,779,587	8,132,391
Gross profit	1,222,856	853,633

Operating expense:
Selling expense	596,582	584,950
Administrative expense	1,546,110	868,734
Total operating expense	2,142,692	1,453,684
Operating loss	(919,836)	(600,051)

Other income:
Interest income	4,233	14,371
Other income	628,466	10,500
Total other income	632,699	24,871

Loss before income taxes	(287,137)	(575,180)
Income tax benefit	(156,323)	(166,765)
Net loss	$(130,814)	$(408,415)

Loss per share, basic and diluted	$(0.03)	$(0.08)
Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2021 AND 2020

	Common Stock				Treasury Stock
	NUMBER OF SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	NUMBER OF SHARES	COST	TOTAL STOCKHOLDERS’ EQUITY
Balance at November 1, 2019	6,429,875	$64,299	$6,419,687	$3,057,228	1,245,980	$(681,410)	$8,859,804
Net loss	—	—	—	(408,415)	—	—	(408,415)
Balance at October 31, 2020	6,429,875	64,299	6,419,687	2,648,813	1,245,980	(681,410)	8,451,389
Net loss	—	—	—	(130,814)	—	—	(130,814)
Balance at October 31, 2021	6,429,875	$64,299	$6,419,687	$2,517,999	1,245,980	$(681,410)	$8,320,575

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2021 AND 2020

	2021	2020
Cash flow from operating activities:
Net loss	$(130,814)	$(408,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(626,466)	—
Depreciation and amortization	224,468	214,523
Deferred income tax	(55,120)	83,232
Gain on sale of fixed assets	—	(10,500)
Changes in operating assets and liabilities:
Accounts receivable	(82,337)	(143,319)
Inventories	(453,383)	(135,823)
Prepaid expenses and other assets	(39,138)	(14,337)
Income taxes receivable	(101,204)	(247,529)
Accounts payable	(58,985)	150,660
Accrued liabilities	6,424	107,278
Accrued sales returns	490,000	—
Customer deposits	223,095	(129,844)
Net cash used in operating activities	(603,460)	(534,074)

Cash flows from investing activities:
Purchase of property and equipment	(279,289)	(183,000)
Proceeds received on sale of fixed assets	—	10,500
Interest earned on certificates of deposit	(1,136)	(8,435)
Net cash used in investing activities	(280,425)	(180,935)

Cash flows from financing activities:
Proceeds from PPP loan	—	626,466
Net cash provided by financing activities	—	626,466

Net decrease in cash and cash equivalents	(883,885)	(88,543)

Cash and cash equivalents at beginning of period	2,626,221	2,714,764
Cash and cash equivalents at end of period	$1,742,336	$2,626,221

See accompanying notes to financial statements.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2021 and 2020

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

Effective February 24, 2021, Avis Industrial Corporation acquired additional shares of the outstanding shares of the Company from the Estate of Leland Boren.  At this date Avis owns over 80% of the Company's stock.

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

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2021 and 2020

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

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2021 and 2020

(h) Contract Assets and Liabilities

Contract liabilities arise when payment is received before the Company transfers products to a customer and are reported as Customer Deposits on the accompanying balance sheet. The change in contract liabilities is due to the timing of customer deposits for baler orders offset by customer deposits of $749,820 and $566,300 which were recognized as revenue during the fiscal years ended October 31, 2021 and 2020, respectively.

(i) Contract Costs

The Company expenses incremental costs of obtaining or fulfilling a contract due to the length of the contract being less than twelve (12) months.

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

(k) Accrued Sales Returns

The Company records sales returns, when known, as a reduction of sales and an accrued liability for the amount of the return. The Company has recorded a sales return of $490,000 for a baler to be returned.

(l) Advertising

Advertising costs are expensed as incurred. Advertising expense was $162,151 and $124,719 for the fiscal years ended October 31, 2021 and 2020, respectively.

(m) Leases

The Company records short-term lease cost on a straight-line basis over the lease term. During fiscal years ended October 31, 2021 and 2020, all leases had a term of one month or less.

(n) Earnings Per Share

Basic earnings per share are calculated using the weighted average number of common shares outstanding during each year. Diluted earnings per share include the net number of shares that would be issued upon the exercise of stock options using the treasury stock method. Options are not considered in loss years as they would be anti-dilutive. There were no stock options outstanding for the years ended October 31, 2021 and 2020, respectively.

(o) Business Reporting Segments

The Company operates in one segment based on the information monitored by the Company’s Chief Operating Decision Maker to manage the business.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2021 and 2020

(p) Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. Additionally, ASC 820, Fair Value Measurements, defines levels within a hierarchy based upon observable and non-observable inputs.

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At October 31, 2021 and 2020, the Company had no assets or liabilities measured at Fair value on a recurring basis that required measurements within the fair value hierarchy.

The carrying amounts reflected in the balance sheets for cash and cash equivalents, short term certificates of deposit, trade accounts receivable, trade accounts payable, and borrowing under the line of credit approximate their respective fair values based on the short-term nature of these instruments.

(q) Recent Accounting Pronouncements

Accounting Pronouncements – Recently Adopted

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

Accounting Pronouncements – Not Yet Adopted

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective November 1, 2023. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2021 and 2020

(3) Related Party Transactions

Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc., also a competitor of the Company. On July 31, 2014 Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. These baler companies operate independent of each other. The Company had no purchases from these companies in the fiscal years ended October 31, 2021 and 2020. The Company had no sales to The American Baler Company in the fiscal years ended October 31, 2021 and 2020. In addition, Avis owns 100% of Peninsular Cylinder Co., Inc. (“Peninsular”), a company that manufactures cylinders. The Company purchased $215,610 and $434,894 of cylinders from Peninsular in fiscal years 2021 and 2020, respectively.

(4) Inventories

Inventories consisted of the following:	2021	2020
Raw materials	$2,554,083	$2,155,664
Work in process	1,714,957	1,725,596
Finished goods	439,223	373,620
Inventories	$4,708,263	$4,254,880

(5) Property, Plant, and Equipment

The following is a summary of property, plant, and equipment, at cost, less accumulated depreciation and amortization:

	2021	2020
Land	$82,304	$82,304
Building and improvements	1,353,097	1,353,097
Machinery and equipment	2,882,359	2,623,089
Vehicles	317,136	317,136
Construction In progress	84,954	64,935
Property, plant and equipment, gross	4,719,850	4,440,561
Less accumulated depreciation	3,386,332	3,161,864
Property, plant and equipment, net	$1,333,518	$1,278,697

Depreciation expense was $224,468 and $214,523 during the years ended October 31, 2021 and 2020, respectively.

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2021 and 2020

(6) Warranties

Following is a tabular reconciliation of the changes in the warranty accrual:

	2021	2020
Beginning balance	$40,000	$60,000
Warranty service provided	(190,614)	(120,069)
New product warranties	133,725	122,498
Changes to pre-existing warranty accruals	56,889	(22,429)
Ending balance	$40,000	$40,000

(7)  Debt

The Company has a $1,000,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2021. The line of credit allows the Company to borrow at an interest rate equal to the greater of 3% or the Wall Street Journal prime rate minus 0.25%, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2022. The line of credit had no outstanding balance at October 31, 2021 and at October 31, 2020.

On April 16, 2020 the Company received a $626,466 loan made pursuant to the terms of the Paycheck Protection Program authorized by the CARES Act. The loan has a two-year term and accrues simple interest at a fixed rate of 1.00%. Under the terms of the CARES Act guidelines, a portion of the loan up to 100% may be forgiven by the U.S. Small Business Administration if the amount spent is within the timeframe and under the guidelines that have been set for forgiveness. On December 9, 2020 the Company was notified by its bank that the SBA has stated that the entire amount of this loan was forgiven. The Company reversed this liability in the quarter ended January 31, 2021 and the resulting gain was recognized as other income.

(8) Disaggregation of Revenue

Disaggregated revenue by primary geographic market is as follows:

Revenue by Geographic Area	Twelve Months Ended October 31, 2021	Twelve Months Ended October 31, 2020
United States	$9,543,303	$8,101,360
International	459,140	884,664
Total	$10,002,443	$8,986,024

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2021 and 2020

(9) Commitments and Contingencies

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

On March 22, 2021, the Company was served with a complaint related to an injury to an employee working at a Stericycle facility in North Little Rock, Arkansas. The employee was working on a baler manufactured by the Company in 2003. The employee suffered an injury to his left hand on April 10, 2018. The plaintiff is Scott Tinsley, the injured employee. The Company’s insurance policy related to this complaint has a deductible of $20,000 and the Company has recorded an accrued liability for its estimated loss.

On July 27, 2021, the Company was served with a complaint related to an injury to an employee working at Mackay Mitchell Envelope Company in Mount Pleasant, Iowa. On August 10, 2019, the employee, Xaisavath Phanthouvong, was working on a baler manufactured by the Company in 2003. The employee suffered a serious injury to his left hand. The Company’s insurance policy related to this complaint has no deductible and the Company does not expect to incur any significant expenses related to this claim.

On December 3, 2021 the Company filed a Complaint in Duval County, Florida against California Recyclers, Inc. (“CRI”) alleging breach of contract on the basis of CRI’s failure to pay the remaining 10% on a baler sold to CRI in January 2021. The Company and CRI have been in a continuing dispute as to whether the baler was capable of meeting the output specifications as originally quoted by the Company. Based on the way CRI has continued to operate the baler, the Company has concluded that there is no point in continuing this relationship. The Company has agreed to refund the amount paid by CRI and take the baler back. The Company has recorded an amount of $490,000 sales returns and set up a reserve for that amount in current liabilities on the Company’s balance sheet. Management estimates that there is a potential additional loss of up to $100,000, but believes that the likelihood of this loss is remote.

(10) Income Taxes

Income tax provision attributable to income from continuing operations consists of:

	2021	2020
Current income tax (benefit) provision:
Federal	$(97,992)	$(250,054)
State	(3,211)	57
Current income tax provision	(101,203)	(249,997)
Deferred income tax (benefit) provision:
Federal	(47,917)	72,356
State	(7,203)	10,876
Deferred income tax provision	(55,120)	83,232
Income tax benefit	$(156,323)	$(166,765)

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2021 and 2020

The differences between income taxes as provided at the federal statutory tax rate of 21% and the Company’s actual income taxes are as follows:

	2021	2020

Expected federal income tax expense at Statutory rate	$(60,299)	$(120,788)

State income tax expense, net of federal income tax effect	(21,720)	(13,202)
Non-deductible items and perm. differences	(128,385)	6,101
Credits utilized and other adjustments	(38,213)	(38,876)
Increase in valuation allowance	92,294	0
Income tax benefit	$(156,323)	$(166,765)

Due to changes in the tax laws enacted in the Coronavirus Aid, Relief, and Economic Security (CARES) Act, cumulative federal operating loss carryforwards (NOLs) of approximately $1,000,000 were carried back to prior periods resulting in income tax refunds of approximately $332,000 at October 31, 2020. For the period February 25 through October 31, 2021, the income tax return of the Company will be included in the consolidated income tax return of Avis. The Company is in the process of filing short-year income tax returns for the period November 1, 2020 through February 24, 2021 and is filing carryback claims for the same period to recover income taxes paid in prior periods of approximately $102,000. The Company has recorded cumulative federal and state income tax refunds due of approximately $434,000 at October 31, 2021.

Deferred tax assets are recognized in the balance sheet if it is more likely than not that they will be realized on future tax returns. The realization of deferred tax assets, with the exception of certain tax credits and state NOLs, will depend on the ability of Avis to generate taxable income in the future. Certain tax credits and state NOLs of approximately $92,300 were generated by the Company prior to the Avis ownership change and may be subject to Section 382 limitations, accordingly, the Company has recorded a valuation allowance related to these deferred tax assets. The Company determined it is more likely than not that the remaining deferred tax assets will be realized in the consolidated tax return of Avis.

The significant components of the net deferred income taxes at October 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets
Inventory reserve	$66,037	$53,860
Other reserves and allowances	44,902	36,509
Capitalized inventory costs	78,147	67,701
Tax credit and NOL carryforward	92,294	28,447
Provision for sales returns	114,745	—
Total deferred tax assets	396,125	186,517
Deferred tax liabilities
Property, plant and equipment	170,821	108,627
Net deferred income taxes	225,304	77,890

Less valuation allowance	(92,294)	—
Net deferred income taxes net of valuation allowance	$133,010	$77,890

INTERNATIONAL BALER CORPORATION
Notes to Financial Statements
October 31, 2021 and 2020

For the years ended October 31, 2021 and 2020, the Company did not have any unrecognized tax benefits or obligations as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The evaluation was performed for the tax years which remain subject to examination by tax jurisdictions as of October 31, 2021.

(11) Employee Benefit Plan

The Company has a defined contribution plan and profit-sharing program for its employees. The Company made no contributions to these plans during the years ended October 31, 2021 and 2020.

(12) Business and Credit Concentrations

Export sales were approximately 4% and 10% of net sales for the years ended October 31, 2021 and 2020, respectively. The principal international markets served by the Company, include Canada, China, Mexico, United Kingdom, India, Korea, Japan, Russia, Saudi Arabia, Singapore, and Brazil. In fiscal 2021, three customers accounted for 17.6%, 4.9% and 4.5% of net sales, respectively, while in fiscal 2020, three customers accounted for 20.0%, 16.5% and 7.0% of net sales, respectively. Three customers accounted for 15.1%, 12.9%, and 6.2% respectively, of the Company’s accounts receivable at October 31, 2021 and three customers accounted for 22.0%, 14.1%, and 13.2%, respectively, of the Company accounts receivable at October 31, 2020.

The Company had cash deposits in banks of $2,512,020 and $3,275,135 above the FDIC insured limit of $250,000 per bank at October 31, 2021 and October 31, 2020 respectively.

15