Form 10-Q
period 2022-01-31
INTERNATIONAL BALER CORP
filed 2022-03-14
CIK 781902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

Large accelerated filer ☐	Accelerated filer
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

As of March 14, 2022, there were 5,183,894 shares of common stock of the registrant outstanding.

1

INTERNATIONAL BALER CORPORATION

INTERNATIONAL BALER CORPORATION
CONDENSED BALANCE SHEETS

	January 31, 2022	October 31, 2021
	UNAUDITED
ASSETS
Current assets:
Cash and cash equivalents	$2,066,826	$1,742,336
Certificate of deposit	1,013,335	1,012,960
Accounts receivable, net of allowance for doubtful accounts of $11,844 at January 31, 2022 and at October 31, 2021	736,468	870,571
Inventories	4,976,244	4,708,263
Prepaid expense and other current assets	122,182	131,333
Income taxes receivable	434,019	434,019
Total current assets	9,349,074	8,899,482
Property, plant and equipment, at cost:	4,753,873	4,719,850
Less: accumulated depreciation	3,443,032	3,386,332
Net property, plant and equipment	1,310,841	1,333,518
Other assets
Deferred income taxes	162,010	133,010
Total other assets	162,010	133,010
TOTAL ASSETS	$10,821,925	$10,366,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$433,331	$421,293
Accrued liabilities	349,122	384,322
Accrued sales returns	490,000	490,000
Customer deposits	1,330,045	749,820
Total current liabilities	2,602,498	2,045,435
Total liabilities	2,602,498	2,045,435

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value $.0001, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01, 25,000,000 shares authorized;6,429,875 shares issued	64,299	64,299
Additional paid-in capital	6,419,687	6,419,687
Retained earnings	2,416,851	2,517,999
	8,900,837	9,001,985
Less:Treasury stock, 1,245,980 shares, at cost	(681,410)	(681,410)
Total stockholders' equity	8,219,427	8,320,575
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,821,925	$10,366,010

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021
UNAUDITED

	2022	2021
Net sales:
Equipment	$1,217,081	$1,564,221
Parts and service	822,524	785,684
Total net sales	2,039,605	2,349,905

Cost of sales	1,781,287	2,150,188
Gross profit	258,318	199,717

Operating expense:
Selling expense	110,927	135,916
Administrative expense	278,501	237,819
Total operating expense	389,428	373,735

Operating loss	(131,110)	(174,018)
Other income:
Interest income	962	891
Other income	—	626,466
Total other income	962	627,357
(Loss) income before income taxes	(130,148)	453,339
Income tax benefit	(29,000)	(36,000)
Net (loss) income	$(101,148)	$489,339

(Loss) income per share, basic and diluted	$(0.02)	$0.09
Weighted average number of shares outstanding	5,183,895	5,183,895

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 3 MONTHS ENDED JANUARY 31, 2022 AND 2021
UNAUDITED

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2021	6,429,875	$64,299	$6,419,687	$2,517,999	1,245,980	$(681,410)	$8,320,575
Net loss		—	—	(101,148)		—	(101,148)
Balance - January 31, 2022	6,429,875	64,299	6,419,687	2,416,851	1,245,980	(681,410)	8,219,427

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Shares	Amount	Total
Balance - October 31, 2020	6,429,875	$64,299	$6,419,687	$2,648,813	1,245,980	$(681,410)	$8,451,389
Net income		—	—	489,339		—	489,339
Balance - January 31, 2021	6,429,875	64,299	6,419,687	3,138,152	1,245,980	(681,410)	8,940,728

See accompanying notes to condensed financial statements.

INTERNATIONAL BALER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021
UNAUDITED

	2022	2021
Cash flow from operating activities:
Net (loss) income	$(101,148)	$489,339
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on extinguishment of debt	—	(626,466)
Depreciation and amortization	56,700	55,800
Deferred income taxes	(29,000)	—
Changes in operating assets and liabilities:
Accounts receivable	134,103	77,799
Inventories	(267,981)	13,277
Prepaid expenses and other assets	9,151	4,164
Income taxes receivable	—	(36,000)
Accounts payable	12,038	(24,148)
Accrued liabilities	(35,200)	(107,877)
Customer deposits	580,225	330,475
Net cash provided by operating activities	358,888	176,363

Cash flows from investing activities:
Purchase of property and equipment	(34,023)	(35,808)
Interest earned on certificates of deposit	(375)	(249)
Net cash used in investing activities	(34,398)	(36,057)
Net increase in cash and cash equivalents	324,490	140,306

Cash and cash equivalents at beginning of period	1,742,336	2,626,221
Cash and cash equivalents at end of period	$2,066,826	$2,766,527

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business:

International Baler Corporation (the “Company”) is a manufacturer of baling equipment which is designed to compress a variety of materials into bales for easier handling, shipping, disposal, storage, and for recycling. Materials commonly baled include scrap metal, corrugated boxes, newsprint, aluminum cans, plastic bottles, and other solid waste. More sophisticated applications include baling of textile materials, fibers, and synthetic rubber. The Company offers a wide variety of balers, standard models as well as custom models, and conveyors to meet specific customer requirements.

The Company’s customers include recycling facilities, distribution centers, textile mills, and companies that generate the materials for baling and recycling. The Company sells its products worldwide with annual sales outside the United States typically ranging from 10% to 35%.

2. Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information in footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended January 31, 2022 are not necessarily indicative of the results that may be expected for the year ending October 31, 2022. The accompanying balance sheet as of October 31, 2021 was derived from the audited financial statements as of October 31, 2021.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2021.

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

3. Summary of Significant Accounting Policies:

(a)  Accounts Receivable & Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. The Company reviews its allowance for doubtful accounts monthly including the analysis of historical trends, customer creditworthiness and the aging of receivables. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Following is a tabular reconciliation of the changes in the warranty accrual for the three-month period ended January 31:

	2022	2021
Beginning balance	$40,000	$40,000
Warranty service provided	(32,806)	(30,764)
New product warranties	24,342	31,284
Changes to pre-existing warranty accruals	8,464	(520)
Ending balance	$40,000	$40,000

(d)  Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short term certificates of deposit, accounts receivable, accounts payable, accrued liabilities, and customer deposits, approximate their fair value due to the short-term nature of these assets and liabilities.

(e)  Advertising Expenses:

Advertising costs are expensed as incurred. Advertising expense was $31,009 and $31,752 for quarters ended January 31, 2022 and 2021, respectively, and are included in selling expense on the accompanying Condensed Statements of Income.

(f)  Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

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

Accounting Pronouncements Not Yet Adopted

In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic326), Derivative and Hedging (Topic 815), and Leases (Topic 841). The new guidance will be effective November 1, 2023. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

4. Revenue from Contracts with Customers:

(a)  Overview

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

Generally, pricing is fixed with payment terms of thirty days after shipment. The majority of the Company’s contracts have a short duration and a single performance obligation to deliver a configured to order baler and related equipment to the customer. The Company has elected to expense shipping and handling costs as incurred.

In the first quarter ended in January 31, 2022 deferred revenue of $375,014 from the fiscal year ended October 31, 2021 was recognized.

(b)  Disaggregation of Revenue

Disaggregated revenue is by primary geographic market is as follows:

	Three Months Ended January 31
Revenue by Geographic Area	2022	2021
United States	$2,001,849	$2,297,546
International	37,756	52,359
Total	$2,039,605	$2,349,905

5. Related Party Transactions:

Avis Industrial Corporation (“Avis”) owns 80% of the outstanding shares of the Company. Avis owns 100% of The American Baler Company, a competitor of the Company. On January 1, 2014, Avis acquired The Harris Waste Management Group, Inc. (“Harris”), also a competitor of the Company. On July 31, 2014, Harris acquired the assets of IPS Balers, Inc. in Baxley, Georgia, another competitor of the Company. The Company operates independently and does not transact business with these related entities. Avis owns 100% of Peninsular Cylinder Co., Inc (“Peninsular”), a company that manufactures cylinders. The Company purchased $56,665 in the first quarter ended January 31, 2022 and $120 of cylinders from Peninsular in the first quarter of fiscal 2021.

6. Inventories:

Inventories consisted of the following:

	January 31, 2022	October 31, 2021
Raw materials	$2,777,905	$2,554,083
Work in process	1,983,775	1,714,957
Finished	214,564	439,223
	$4,976,244	$4,708,263

7. Debt:

The Company has a $1,000,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed on May 15, 2021. The line of credit allows the Company to borrow at an interest rate equal to the greater of 3% or Wall Street Journal prime rate minus 0.25% per the line of credit agreement, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2022, unless extended or otherwise modified by the parties in writing. The line of credit had no outstanding balance at January 31, 2022 and at October 31, 2021.

On April 16, 2020 the Company received a $626,466 loan made pursuant to the terms of the Paycheck Protection Program authorized by the CARES Act. The loan had a two-year term and accrued simple interest at a fixed annual rate of 1.00%. Under the terms of the CARES Act guidelines, a portion of the loan up to 100% may be forgiven by the U.S. Small Business Administration (“SBA”) if the amount spent is within the timeframe and under guidelines that have been set for forgiveness. On December 9, 2020 the Company was notified by its bank that the SBA has stated that the entire loan was forgiven. The Company reversed this liability during the quarter ended January 31, 2021 and the resulting gain was recognized as other income.

8. Income Taxes:

Subsequent to February 25, 2021, the income tax return of the Company will be included in the consolidated income tax return of Avis. The Company is in the process of filing short-year income tax returns for the period November 1, 2020 through February 24, 2021 and is filing carryback claims for the same period to recover income taxes paid in prior periods of approximately $102,000. The Company has recorded cumulative federal and state income tax refunds of approximately $434,000 at January 31, 2022 and October 31, 2021.

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

On July 27, 2021, the Company was served with a complaint related to an injury to an employee working at Mackay Mitchell Envelope Company in Mount Pleasant, Iowa. On August 10, 2019, the employee, Xaisavath Phanthouvong, was working on a baler manufactured by the Company in 2003. The employee suffered a serious injury to his left hand. The Company’s insurance policy related to this complaint has no deductible. On February 21, 2022 the Company was notified that this complaint has been dismissed, without prejudice.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” and “our,” refer to International Baler Corporation.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects, prospective business opportunities or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ material, for a variety of reasons, including, but not limited to, changes in general economic conditions, changing competition and our ability to market and sell our commercial and industrial balers. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this Quarterly Report. We undertake no obligation to update publicly any forward-looking statements for any reason.

General

The following discussion should be read together with our unaudited condensed financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended October 31, 2021, and the Management Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Results of Operations: Three Month Comparison

Three Months Ended January 31, 2022 (“first quarter of fiscal 2022”) compared to the three months ended January 31, 2021 (“first quarter of fiscal 2021”)

In the first quarter ended January 31, 2022, the Company had net sales of $2,039,605 compared to net sales of $2,349,905 in the first quarter of fiscal 2021, a decrease of 13.2%. The sales by product were as follows:

	January 31, 2022	January 31, 2021
General Purpose Balers	$983,644	$1,500,330
Rubber Balers	103,865	—
Specialty Balers	129,572	63,891
Parts and Service Sales	822,524	785,684
Total	$2,039,605	$2,349,905

The lower sales in the first quarter of fiscal 2022 were the result of general economic conditions. Parts and service sales were higher in the first quarter of fiscal 2022 by 4.7%.

In the first quarter ended January 31, 2022, gross profit increased to $258,318, 12.7% of net sales compared to $199,719, 8.5% of net sales in the prior-year first quarter. The higher gross profit was the result of the Company increasing prices and reducing operating costs.

The Company had a loss from operations of $133,110 in the first quarter of fiscal 2021 compared to a loss from operations of $174,018 in the first quarter of fiscal 2021.

In the first quarter of fiscal 2021, the Company recorded income of $626,466 from the Paycheck Protection Program (PPP) loan which was forgiven. For the first quarter of fiscal 2021, the Company had pre-tax income of $453,339 compared to a pre-tax loss of $130,148 in the first quarter of fiscal 2022. The Company had an income tax benefit of $29,000 in the first quarter of fiscal 2022 compared to an income tax benefit of $36,000 in the first quarter of fiscal 2021. Income from the forgiven PPP loan is not taxable.

The sales order backlog was approximately $3,840,000 at January 31, 2022 and $2,700,000 at January 31, 2021.

Financial Condition and Liquidity:

Net working capital at January 31, 2022 was $6,746,576 as compared to $6,854,047 at October 31, 2021. The Company currently believes that it will have sufficient cash flow to be able to fund operating activities for the next twelve months.

Average days sales outstanding (DSO) in the first three months of fiscal 2022 were 31.8 days, as compared to 25.3 days in the first three months of fiscal 2021. DSO is calculated by dividing the total of the month-end net accounts receivable balances for the period by three, and dividing that result by the average day’s sales for the period (period sales ÷ 91.25).

During the three months ended January 31, 2022 and 2021, the Company made additions to property, plant and equipment of $34,023 and $35,808 respectively.

The Company has a $1,000,000 line of credit agreement with First Merchants Bank of Muncie, Indiana which was renewed for an additional year on May 15, 2021. The line of credit allows the Company to borrow at an interest rate equal to the greater of 3% or Wall Street Journal Prime rate minus 0.25% per line of credit agreement, adjusting daily. The line of credit is secured by all assets of the Company and expires on May 15, 2022, unless extended or otherwise modified in writing. The line of credit had no outstanding balance at January 31, 2022 and at October 31, 2021.

In the event that the Company’s line of credit would not be available, the Company would pursue a line of credit from other sources, and take steps to minimize expenditures, such as delaying capital expenditures and reducing overhead costs.

The Company had cash deposits in banks of $2,705,046 and $2,512,020 above the FDIC insured limit of $250,000 per bank at January 31, 2022 and October 31, 2021, respectively.

Off-Balance Sheet Arrangements:

As of January 31, 2022, we have no material off-balance sheet arrangements with unconsolidated entities.

Critical Accounting Estimates:

There have been no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Recent Accounting Pronouncements:

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

Controls and Procedures:

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

As of January 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, and under the supervision and with the participation of management, including the Company’s CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting:

During its fiscal year ended October 31, 2021, the Company discovered material weaknesses related to pricing on inventory invoices and purchase orders. Specifically, the unit prices on some inventory invoices were not matched to the unit prices on the related purchase orders and adjusted to the invoice amount if different. The correction of these pricing errors was immaterial to the financial statements of the Company at October 31, 2021, however management considered this pricing error to be a material weakness in its controls and procedures for the fiscal year ended October 31, 2021. In order to remediate this material weakness, management added two additional review steps to adjust inventory pricing to invoiced amounts if different from the purchase order amount.

Except for the foregoing, the Company’s management, including CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are submitted herewith:

31.1	Certification of Victor W. Biazis, Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a–14(a)/15d-14(a).*
31.2	Certification of William E. Nielsen, Chief Financial, pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Victor W. Biazis, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of William E. Nielsen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101*

• Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: March 14, 2022

INTERNATIONAL BALER CORPORATION

BY: /s/D. Roger Griffin

D. Roger Griffin

Chief Executive Officer

BY: /s/William E. Nielsen

William E. Nielsen

Chief Financial Officer

